Form 10-Q
period 1995-03-31
DAWSON GEOPHYSICAL CO
filed 1995-05-09
CIK 351231

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended          March 31, 1995
                                     OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to

For Quarter Ended   March 31, 1995            Commission File number 2-71058

                  DAWSON GEOPHYSICAL COMPANY
(Exact name of Registrant as specified in its Charter)

              TEXAS                                     75-0970548
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

      208 S. Marienfeld, Midland, Texas                     79701
   (Address of principal executive offices)               (Zip Code)

     (Registrant's telephone number, including area code) 915/682-7356

                                         NONE

(Former Name, Former Address & Former Fiscal Year if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .     No      .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                      Outstanding at March 31, 1995
   Common Stock, $.33 1/3 par value                4,145,300 shares




DAWSON GEOPHYSICAL COMPANY

INDEX


                                                  Page No.

Part I.Financial Information:

Statements of Operations --
Three Months and Six Months
ended March 31, 1995 and 1994                        3

Balance Sheets --
March 31, 1995 and September 30,
1994                                                 4

Statements of Cash Flows --
Six Months Ended March 31, 1995
and 1994                                             5

Notes to Financial Statements                        6

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                           7


Part II.Other Information

PART I.  FINANCIAL INFORMATION

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)
                                        Three Months Ended          Six Months Ended
                                             March 31                    March 31

                                         1995          1994            1995          1994
Operating revenues                    $7,467,000    $5,979,000      $14,483,000  $10,695,000

Operating costs:
    Operating expenses                 5,234,000     3,874,000       10,184,000    7,189,000
    General and administrative           260,000       212,000          578,000      495,000
    Depreciation                       1,043,000       703,000        1,943,000    1,339,000

                                       6,537,000     4,789,000       12,705,000    9,023,000

Income from operations                   930,000     1,190,000        1,778,000    1,672,000

Other income (expense):
Interest and dividend income             137,000        53,000          233,000      105,000
Interest expense                         (64,000)      (75,000)        (165,000)    (143,000)
Gain on disposal of assets                22,000        35,000           22,000       35,000
Other income                                -           16,000           19,000       18,000
Non-cash donation                           -             -                -         (44,000)


Income before income tax               1,025,000     1,219,000        1,887,000    1,643,000

Income tax expense                      (378,000)     (438,000)        (693,000)    (598,000)


Net income                            $  647,000    $  781,000       $1,194,000   $1,045,000

Net income per common share                 $.15          $.25             $.32         $.34

Weighted average equivalent shares
    outstanding                        4,188,111     3,041,822        3,784,871    3,042,443


See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS
                                                  March 31, 1995       September 30, 1994
                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                       $  2,869,000           $   151,000
   Marketable securities                              3,736,000             3,102,000
   Accounts receivable                                5,425,000             4,304,000
   Prepaid expenses                                     368,000               199,000

           Total current assets                      12,398,000             7,756,000

Marketable securities                                 1,750,000             2,250,000

Property, plant and equipment                        35,876,000            28,851,000
   Less accumulated depreciation                    (15,826,000)          (13,915,000)

           Total property, plant and
               equipment                             20,050,000            14,936,000

                                                    $34,198,000           $24,942,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term and current maturities
      of long-term debt                             $ 1,000,000           $ 4,125,000
   Accounts payable                                     987,000               134,000
   Accrued liabilities:
      Salaries and wages                                334,000               478,000
      Payroll and other taxes                            69,000                65,000
      Other                                              99,000                44,000
 Federal and state income taxes payable                  77,000               121,000

           Total current liabilities                  2,566,000             4,967,000

Long-term debt, less current maturities               1,750,000             2,250,000

Deferred income taxes                                    39,000                39,000

Stockholders' equity:
Preferred stock - par value $1.00 per share;
  5,000,000 shares authorized, none
  outstanding    - -
Common stock - par value $.33 1/3 per share;
  10,000,000 shares authorized, 4,145,300
  and 2,996,050 shares issued and outstanding         1,382,000             1,001,000
   Additional paid-in capital                        16,958,000             6,437,000
   Net unrealized loss on marketable securities         (30,000)              (91,000)
   Retained earnings                                 11,533,000            10,339,000

           Total stockholders' equity                29,843,000            17,686,000

                                                    $34,198,000           $24,942,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Six Months Ended
                                                                       March 31

                                                                  1995          1994
Cash flows from operating activities:
     Net income                                               $ 1,194,000    $1,045,000

     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                               1,943,000     1,339,000
     Gain on disposal of assets                                   (22,000)      (35,000)
     Non-cash donation                                               -           44,000
     Non-cash interest income                                    (114,000)      (18,000)
     Deferred income taxes                                           -           43,000
     Change in current assets and liabilities:
       Increase in accounts receivable                         (1,121,000)     (842,000)
       Decrease (increase) in prepaid expenses                   (169,000)       26,000
       Increase in accounts payable                               853,000       235,000
       Increase (decrease) in accrued liabilities                 (85,000)       87,000
       Increase (decrease) in federal and state income
          taxes payable                                           (44,000)      569,000

Net cash provided by operating activities                       2,435,000     2,493,000

Cash flows from investing activities:
     Proceeds from disposal of assets                              22,000        35,000
     Capital expenditures                                      (7,057,000)   (4,564,000)
     Proceeds from maturity of marketable securities            4,000,000          -
     Investment in marketable securities                       (3,959,000)         -

Net cash used in investing activities                          (6,994,000)   (4,529,000)

Cash flows from financing activities:
     Principal payments on debt                                (5,125,000)   (8,000,000)
     Proceeds from debt                                         1,500,000     9,967,000
     Proceeds from public offering                             10,785,000          -
     Proceeds from exercise of stock options                      117,000          -

Net cash provided by financing activities                       7,277,000     1,967,000

Net increase (decrease) in cash and cash equivalents            2,718,000       (69,000)

Cash and cash equivalents at beginning of period                  151,000        95,000

Cash and cash equivalents at end of period                    $ 2,869,000    $   26,000



See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS


1.   OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the six months ended March 31, 1995, are not necessarily indicative of the results to be expected for the fiscal year.


2.   NOTES PAYABLE

As of December 14, 1993, the Company entered into a $4,000,000 term note with a bank. The term note matures December 31, 1997 (at March 31, 1995, the principal balance was $2,750,000). The note is secured by eligible accounts receivable and pledged marketable securities. The interest rate on the note is the bank's prime rate (9% at March 31, 1995). The term note requires monthly principal and interest payments. The term note is subject to a loan agreement that contains various restrictive covenants and compliance requirements which include limitations on the incurrence of additional indebtedness. The Company paid off the term note on April 7, 1995 and currently has no debt.


3.   PUBLIC OFFERING

On November 21, 1994, the Company completed a public offering of 1,000,000 shares and on December 21, 1994, the underwriters, Principal Financial Securities, Inc., exercised an option for an additional 114,000 shares. The proceeds of the offering were approximately $11,000,000 after deducting costs payable by the Company.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Since 1989, oil and gas industry demand for 3-D seismic services has increased significantly. To meet this demand, the Company converted its operations from the traditional 2-D seismic method to the more technologically advanced 3-D seismic method. Because of increased demand and the related expansion of its 3-D seismic capabilities, the Company's results of operations have shown significant improvement over the past few years.

As a result of the Company's public offering completed during the first quarter of fiscal year 1995, the Company has issued an additional 1,114,000 shares for net proceeds of $10,785,000. In February 1995, the Company placed into service a new 3-D record-ing system to increase its capabilities to five data acquisition crews utilizing $7,057,000 of the offering proceeds. In April 1995, the Company extinguished all debt for a total of $2,750,000.

In reviewing the Company's financial statements, it should be noted that fluctuations in the Company's results of operations can occur due to weather and other factors.


Results of Operations

The Company's operating revenues for the first six months of 1995 totaled $14,483,000 versus $10,695,000 for the same period of fiscal 1994, an increase of 35.4%. For the three month ended March 31, 1995, operating revenues increased $1,488,000 or 24.9%. The increase for the six months is attributable primarily to the increasing industry demand for 3-D data acquisition services and the benefit of the 3-D seismic crews placed into service in February 1994 and February 1995. The increase for the quarter ended March 31, 1995, as compared to the same quarter of fiscal 1994, is less than expected due to the negative impact of unfavorable weather. Minimal revenues were generated through the acquisition and processing of 2-D seismic data.

Operating expenses for the six months ended March 31, 1995 totaled $10,184,000, an increase of $2,995,000, or 41.7%, over the same period of fiscal 1994. For the quarter ended March 31, 1995, operating expenses increased $1,360,000, or 35.1%. Operat-ing expenses increased primarily as a result of operating four crews during the six months ended March 31, 1995 versus three crews for the same period of the prior year with the additional expenses of increased personnel and other expenses of placing crews into service in February 1994 and February 1995.

General and administrative expenses for the six months ended March 31, 1995 totaled $578,000, an increase of $83,000 over the same period of fiscal 1994. For the three months ended March 31, 1995, general and administrative expenses totaled $260,000 versus $212,000 for the same period of the prior year. General and administrative expenses totaled 4.0% of operating revenue for the six months ended March 31, 1995 versus 4.6% of operating revenues for the same period of the prior year. This decline as a per-centage of operating revenue is a result of economies of scale and improved operating efficiency.

Depreciation for the six months ended March 31, 1995 totaled $1,943,000, an increase of $604,000 from the same period of fiscal 1994. For the quarter ended March 31, 1995, depreciation increased $340,000 to $1,043,000. Depreciation increased as a result of the capital expansion discussed below in "Liquidity and Capital Resources."

Total operating costs increased $3,682,000 to $12,705,000 for the six months and $1,748,000 to $6,537,000 for the quarter ended March 31, 1995 due to the operating expenses of starting up the new crew and the associated increase in depreciation. These increases in costs combined with a reduction of revenues due to adverse weather in the quarter ended March 31, 1995 produced lower than anticipated income from operations.

Interest income increased $128,000 for the six months and $84,000 for the quarter ended March 31, 1995 as compared to the compara-ble periods of the prior year primarily due to the interest earned from the investment of the offering proceeds pending use for capital expenditures and retirement of debt.

The Company's effective tax rate for the six months ended March
31, 1995 was 36.7% as compared to 36.4% for the six month period ended March 31, 1994. These rates reflect the current income taxes for the periods reported.


Liquidity and Capital Resources

     Cash Flows

Net cash provided by operating activities increased to $2,435,000, which includes an increase in net income and depreci-ation, represents a slight decrease from the prior year primarily as the result of the combined increases and decreases relating to working capital items resulting from the increased benefits provided by 3-D technology.

Net cash used in investing activities increased to $6,994,000 for the six months ended March 31, 1995 from $4,529,000 for the same period of fiscal 1994. This change was primarily due to capital expenditures. During the quarter ended March 31, 1995, capital expenditures of $5,673,000 were made toward the total cost of $7,057,000 for the new 3-D crew.

Net cash provided by financing activities increased primarily due to the proceeds of the public offering used to finance the addition of equipment for the fifth 3-D seismic crew and the extinguishment of short-term debt.


     Capital Expenditures

     Capital expenditures of $7,057,000 for the six months ended March 31, 1995 represent the addition of a fifth 3-D data acqui-sition crew placed into service during the second quarter of fiscal 1995. The Company expects to use the remainder of the proceeds of approximately $1,000,000 from the public offering to expand and enhance the equipment of the existing crews and data processing facilities according to technological and market demands.


     Credit Agreement

     As of December 14, 1993, the Company entered into a
$4,000,000 term note with a bank.   The term note matures Decem-
ber 31, 1997 (at March 31, 1995, the principal balance was $2,750,000). The note is secured by eligible accounts receivable and pledged marketable securities and require monthly principal and interest payments at Norwest Bank's prime interest rate (9.0% as of March 31, 1995). The term note is subject to a loan agreement that contains various restrictive covenants and compli-ance requirements which include limitations on the incurrence of additional indebtedness and the inability to borrow amounts subsequent to the initial funding.

     The Company paid off the term note on April 7, 1995 and currently has no debt.


     Capital Resources

     The Company believes that cash flow from operations are adequate to meet its current operational needs. Future capital expenditures will depend on anticipated demand, technological developments, and the Company's evaluation of financing alterna-tives.



SIGNATURE




                Pursuant to the requirements of the Securities
                Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DAWSON GEOPHYSICAL COMPANY
                              (REGISTRANT)



                              By:

                                   L. Decker Dawson
                                   President





                                   Christina W. Hagan
                                   Treasurer, Controller



DATE:        April 28, 1995