Form 10-Q
period 1995-06-30
DAWSON GEOPHYSICAL CO
filed 1995-08-15
CIK 351231

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended          June 30, 1995

OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to



For Quarter Ended   June 30, 1995            Commission File number 2-71058


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

                     CLASS                    Outstanding at June 30, 1995
        Common Stock, $.33 1/3 par value                4,145,300 shares


DAWSON GEOPHYSICAL COMPANY

INDEX


                                                      Page No.

Part I.Financial Information:

Statements of Operations --
Three Months and Nine Months
ended June 30, 1995 and 1994                             3

Balance Sheets --
June 30, 1995 and September 30,
1994                                                     4

Statements of Cash Flows --
Nine Months Ended June 30, 1995
and 1994                                                 5

Notes to Financial Statements                            6

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                               7


Part II.Other Information

                                    PART I.  FINANCIAL INFORMATION

                                      DAWSON GEOPHYSICAL COMPANY

                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                        Three Months Ended              Nine Months Ended
                                              June 30                        June 30

                                         1995          1994            1995          1994
Operating revenues                    $7,461,000    $6,112,000      $21,944,000   $16,807,000

Operating costs:
    Operating expenses                 5,311,000     3,872,000       15,495,000    11,061,000
    General and administrative           204,000       199,000          782,000       694,000
    Depreciation                       1,073,000       818,000        3,016,000     2,157,000

                                       6,588,000     4,889,000       19,293,000    13,912,000

Income from operations                   873,000     1,223,000        2,651,000     2,895,000

Other income (expense):
     Interest income                      89,000        44,000          322,000       149,000
     Interest expense                     (5,000)     (116,000)        (170,000)     (259,000)
     Gain on disposal of assets           55,000          -              77,000        35,000
     Other income                        136,000         2,000          155,000        20,000
     Non-cash donation                      -             -                -          (44,000)

Income before income tax               1,148,000     1,153,000        3,035,000     2,796,000

Income tax expense:
     Current                            (238,000)     (401,000)        (931,000)     (956,000)
     Deferred                           (197,000)         -            (197,000)      (43,000)

                                        (435,000)     (401,000)      (1,128,000)     (999,000)

Net income                            $  713,000    $  752,000      $ 1,907,000   $ 1,797,000

Net income per common share                 $.17          $.25             $.49          $.59

Weighted average equivalent shares
    outstanding                        4,200,465     3,046,686        3,923,636     3,043,924


See accompanying notes to the financial statements.

                                      DAWSON GEOPHYSICAL COMPANY

                                            BALANCE SHEETS

                                                   June 30, 1995       September 30, 1994

                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                       $ 1,280,000            $   151,000
   Marketable securities                             4,514,000              3,102,000
   Accounts receivable                               5,628,000              4,304,000
   Prepaid expenses                                    223,000                199,000

           Total current assets                     11,645,000              7,756,000

Marketable securities                                     -                 2,250,000

Property, plant and equipment                       36,860,000             28,851,000
   Less accumulated depreciation                   (16,683,000)           (13,915,000)

           Net property, plant and equipment        20,177,000             14,936,000

                                                   $31,822,000            $24,942,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term and current maturities
      of long-term debt                            $       -              $ 4,125,000
   Accounts payable                                    634,000                134,000
   Accrued liabilities:
      Salaries and wages                               125,000                478,000
      Payroll and other taxes                          140,000                 65,000
      Other                                            117,000                 44,000
      Federal and state income taxes payable              -                   121,000

           Total current liabilities                 1,016,000              4,967,000

Long-term debt, less current maturities                   -                 2,250,000

Deferred income taxes                                  236,000                 39,000

Stockholders' equity:
   Preferred stock - par value $1.00 per share;
      5,000,000 shares authorized, none
      outstanding                                        -                      -
   Common stock - par value $.33 1/3 per share;
      10,000,000 shares authorized, 4,145,300
      and 2,996,050 share issued and outstanding    1,382,000              1,001,000
   Additional paid-in capital                       16,958,000              6,437,000
   Net unrealized loss on marketable securities        (16,000)               (91,000)
   Retained earnings                                12,246,000             10,339,000

           Total stockholders' equity               30,570,000             17,686,000

                                                   $31,822,000            $24,942,000

See accompanying notes to the financial statements.

                                      DAWSON GEOPHYSICAL COMPANY

                                       STATEMENTS OF CASH FLOWS

                                              (UNAUDITED)

                                                                  Nine Months Ended
                                                                        June 30

                                                                 1995           1994
Cash flows from operating activities:
     Net income                                               $1,907,000     $1,797,000

     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                              3,016,000      2,157,000
     Gain on disposal of assets                                  (77,000)       (35,000)
     Non-cash donation                                              -            44,000
     Non-cash interest income                                   (189,000)       (32,000)
     Deferred income taxes                                       197,000         43,000
     Change in current assets and liabilities:
       Decrease (increase) in accounts receivable             (1,324,000)       113,000
       Increase in prepaid expenses                              (24,000)       (38,000)
       Increase in accounts payable                              500,000          9,000
       Increase (decrease) in accrued liabilities               (205,000)       305,000
       Increase (decrease) in federal and state income
          taxes payable                                         (121,000)       913,000

Net cash provided by operating activities                      3,680,000      5,276,000

Cash flows from investing activities:
     Proceeds from disposal of assets                            290,000         35,000
     Capital expenditures                                     (8,470,000)    (5,806,000)
     Proceeds from sale and maturity of
       marketable securities                                   7,037,000      2,000,000
     Investment in marketable securities                      (5,935,000)    (1,913,000)

Net cash used in investing activities                         (7,078,000)    (5,684,000)

Cash flows from financing activities:
     Principal payments on debt                               (7,875,000)   (11,650,000)
     Proceeds from debt                                        1,500,000     11,992,000
     Proceeds from public offering                            10,785,000           -
     Proceeds from exercise of stock options                     117,000           -

Net cash provided by financing activities                      4,527,000        342,000

Net increase (decrease) in cash and cash equivalents           1,129,000        (66,000)

Cash and cash equivalents at beginning of period                 151,000         95,000

Cash and cash equivalents at end of period                    $1,280,000     $   29,000



See accompanying notes to the financial statements.

                         DAWSON GEOPHYSICAL COMPANY

                        NOTES TO FINANCIAL STATEMENTS


1.   OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the nine months ended June 30, 1995, are not necessarily indicative of the results to be expected for the fiscal year.


2.   NOTES PAYABLE

As of December 14, 1993, the Company entered into a $4,000,000 term note with a bank. The term note was to mature December 31, 1997 (at April 7, 1995, the principal balance was $2,750,000). The note was secured by eligible accounts receivable and pledged marketable securities. The interest rate on the note was the bank's prime rate (9% at April 7, 1995). The term note required monthly principal and interest payments. The term note was subject to a loan agreement that contained various restrictive covenants and compliance requirements which included limitations on the incurrence of additional indebtedness.

The Company paid off and terminated the term note on April 7, 1995 and currently has no debt facility.


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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Since 1989, oil and gas industry demand for 3-D seismic services has increased significantly. To meet this demand, the Company converted its operations from the traditional 2-D seismic method to the more technologi-cally advanced 3-D seismic method. Because of increased demand and the related expansion of its 3-D seismic capabilities, the Company's results of operations have shown significant improvement over the past few years.

As a result of the Company's public offering completed during the first quarter of fiscal year 1995, the Company has issued an additional 1,114,000 shares for net proceeds of $10,785,000. In February 1995, the Company placed into service a new 3-D recording system to increase its capabilities to five data acquisition crews utilizing $7,057,000 of the offering pro-ceeds. In April 1995, the Company extinguished all debt for a total of $2,750,000. In June 1995, the Company received final litigation proceeds of $131,500 in addition to the 1993 proceeds resulting from the suit filed against First RepublicBank in 1988.

In reviewing the Company's financial statements, it should be noted that fluctuations in the Company's results of operations can occur due to weather and other factors.


Results of Operations

The Company's operating revenues for the first nine months of 1995 totaled $21,944,000 versus $16,807,000 for the same period of fiscal 1994, an increase of 30.5%. For the three months ended June 30, 1995, operating revenues increased $1,349,000 or 22.1%. The increase for the nine months is attributable primarily to the increasing industry demand for 3-D data acquisition services and the benefit of the 3-D seismic crews placed into service in February 1994 and February 1995. The increase for the quarter ended June 30, 1995, as compared to the same quarter of fiscal 1994, is less than expected due to the negative impact of unfavorable weather. Minimal revenues were generated through the acquisition and processing of 2-D seismic data.

Operating expenses for the nine months ended June 30, 1995 totaled $15,495,000, an increase of $4,434,000, or 40.1%, over the same period of fiscal 1994. For the quarter ended June 30, 1995, operating expenses increased $1,439,000, or 37.1%. Operating expenses increased primarily as a result of the additional expenses of increased personnel and other expenses of placing crews into service in February 1994 and February 1995.

General and administrative expenses for the nine months ended June 30, 1995 totaled $782,000, an increase of $88,000 over the same period of fiscal 1994. For the three months ended June 30, 1995, general and administrative expenses totaled $204,000 versus $199,000 for the same period of the prior year. General and administrative expenses totaled 3.6% of operating revenue for the nine months ended June 30, 1995 versus 4.1% of operating revenues for the same period of the prior year. This decline as a percentage of operating revenue is a result of economies of scale and improved operating efficiency.

Depreciation for the nine months ended June 30, 1995 totaled $3,016,000, an increase of $859,000 from the same period of fiscal 1994. For the quarter ended June 30, 1995, depreciation increased $255,000 to $1,073,000. Depreciation increased as a result of the capital expansion discussed below in "Liquidity and Capital Resources."

Total operating costs increased $5,381,000 to $19,293,000 for the nine months and $1,699,000 to $6,588,000 for the quarter ended June 30, 1995 due to the operating expenses of starting up the new crew and the associated increase in depreciation. These increases in costs combined with a reduc-tion of revenues due to adverse weather in the quarter ended June 30, 1995 resulted in the decrease in income from operations as compared to the prior year.

Interest income increased $173,000 for the nine months and $45,000 for the quarter ended June 30, 1995 as compared to the comparable periods of the prior year primarily due to the interest earned from the investment of the offering proceeds pending use for capital expenditures and retirement of debt.

The Company's effective tax rate for the nine months ended June 30, 1995 was 37.2% as compared to 35.7% for the nine month period ended June 30, 1994. These rates reflect the effects of federal and state income taxes for the periods reported.


Liquidity and Capital Resources

     Cash Flows

Net cash provided by operating activities decreased to $3,680,000, which includes an increase in net income and depreciation, represents a decrease from the prior year primarily as the result of the combined increases and decreases relating to working capital items. The increase in accounts receivable reflects the effects of large 3-D projects from a few clients versus several small projects from many clients. The Company believes collectibility of receivables at June 30, 1995 is reasonably assured. The decrease in 1995 of federal and state income taxes payable in relation to the increase in 1994 signifies that estimated payments have been made in 1995 reflective of current tax liability.

Net cash used in investing activities increased to $7,078,000 for the nine months ended June 30, 1995 from $5,684,000 for the same period of fiscal 1994. This change was primarily due to capital expenditures. For the nine months ended June 30, 1995, capital expenditures of $8,470,000 have enabled the Company to place a new crew in the field and the addition of peripheral equipment for all crews continues to expand the capacity of the Company.

Net cash provided by financing activities increased primarily due to the proceeds of the public offering used to finance the addition of equipment
for the fifth 3-D seismic crew and the extinguishment of debt.   The Company
paid off the term note on April 7, 1995 and currently has no debt agreement.


     Capital Expenditures

     Capital expenditures of $8,470,000 for the nine months ended June 30, 1995 represent the addition of a fifth 3-D data acquisition crew placed into service during the second quarter of fiscal 1995, enhancement and expansion of the equipment of the existing crews and data processing facilities, and a 14-acre property that consolidates field support services. The facility contains three buildings totaling 53,000 square feet of floor space consist-ing of service bays, offices, warehouses and laboratories. The facility was exchanged for a one-acre tract containing an 11,000 square foot shop and approximately $500,000.


     Capital Resources

    The Company believes that cash flow from operations are adequate to meet its current operational needs. Future capital expenditures will depend on anticipated demand, technological developments, and the Company's evaluation of financing alternatives.


Accounting Standard on Impairment of Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The Company is currently not able to estimate the effect that FAS 121 will have on the Company's results of operations for the period in which it is adopted.

SIGNATURE




                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DAWSON GEOPHYSICAL COMPANY
                              (REGISTRANT)



                              By:  /s/ L. Decker Dawson
                                   L. Decker Dawson
                                   President



                                   /s/ Christina W. Hagan
                                   Christina W. Hagan
                                   Treasurer, Controller



DATE:           July 28, 1995