Form 10-K
period 1995-09-30
DAWSON GEOPHYSICAL CO
filed 1995-12-11
CIK 351231

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended September 30, 1995       Commission File No. 0-10144

                           DAWSON GEOPHYSICAL COMPANY

  Incorporated in the State of Texas                          75-0970548
                                                           (I.R.S. Employer
                                                           Identification No.)

                   208 South Marienfeld, Midland, Texas 79701
                          (Principal Executive Office)
                       Telephone Number:  915-682-7356

                             --------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class            Name of Each Exchange on which Registered
     -------------------            -----------------------------------------
 Common Stock, $.33 1/3 par value                      None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                                 -----           -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Party III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the Common Stock of the Registrant based upon the mean between the closing high and low price of the Common Stock as of November 10, 1995 (as reported by NASDAQ), held by non-affiliates was approximately $27,325,677 (See Item 12). On that date, there were 4,149,050 shares of Dawson Geophysical Company Common stock, $.33 1/3 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 1, 5, 6, 7 and 8 of Parts I and II hereof is incorporated by reference to the Registrant's 1995 Annual Report filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

         The information required by Items 4, 10, 11 and 12 of Parts I and III hereof is incorporated by reference to the Registrant's definitive proxy statement filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     Part I
p
Item 1.   BUSINESS

         There are no patents, trademarks, franchises or concessions held by the Registrant. Software licenses held by the Registrant are considered ordinary and replaceable. Although the Registrant has individual customers that comprise more than 10% of its total annual revenues, the Registrant does not consider the loss of any individual customer to have a material adverse effect on the Registrant due to the demand for the Registrant's services and for the services of the industry in which the Registrant competes. Competitors of the Registrant consist primarily of subsidiary companies of large corporations. Services provided by competitor companies other than provided by the Registrant may include marine geophysics, speculative acquisition of seismic data, a library of seismic data, or a combination of these factors.
The Registrant considers price and quality of service to be its principal methods of competition. Indicative of its level of commitment to the proprietary data of its customers, the Registrant does not maintain a library of seismic data or participate in speculative seismic data acquisition. Although the business of the Registrant is not considered seasonal, it does depend on favorable weather.

         Additional information required by this Item 1 is hereby incorporated by reference to the Registrant's 1995 Annual Report (first page after front cover, page 2 and page 21) filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K. (Exhibit 13 hereto.)

Item 2.   PROPERTIES

         The principal facilities of the Registrant are summarized in the table below.

                                                                         Building Area
                       Fee or                                                Square
Location               Leased      Purpose                                   Feet
--------               ------      -------                                   ----
Midland, TX            Fee         Executive offices and                     10,400
                                   data processing

Midland, TX            Fee         Field Office                              53,000
                                   Equipment fabrication
                                   Maintenance and repairs

         The Registrant owns additional undeveloped real property consisting of approximately 21,000 square feet in Midland, Texas, adjacent to the headquarters office building.

         The Registrant operates only in one industry segment and only in the United States.

Item 3.  LEGAL PROCEEDINGS

         On July 1, 1995, an automobile accident claimed the lives of four employees which involved an automobile owned by the Company. The Company is a defendant in a lawsuit filed by the families of two of the employees whose deaths resulted from the accident. The families filed suit against the Company under the gross negligence provisions of the Texas Workers' Compensation Act. Accordingly, the Company believes its exposure is limited to exemplary damages of $36 million. The litigation is currently in the discovery stage. The Company has approximately $12 million of insurance coverage available to provide against an unfavorable outcome in this matter. Due to the uncertainties inherent in litigation, no absolute assurance can be given as to the ultimate outcome of this suit. However, the Company believes, based on knowledge of the facts to date and consultation with its legal advisors, that liabilities, if any, from this suit should not have a material adverse effect on the Company's financial position.

         The Company is party to other legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's financial position or results of operations, as the Company believes it is adequately insured.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted during the fourth quarter of the 1995 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise. However, please refer to the Registrant's Proxy Statement dated November 10, 1995, filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, notifying as to the election of Directors and selection of KPMG Peat Marwick LLP as independent public accountants of the Company (requiring an affirmative vote of a majority of shares present or represented by proxy), at the Annual Meeting to be held on January 9, 1996.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item 5 is hereby incorporated by reference to the Registrant's 1995 Annual Report (page 28, "Common Stock Information") referred to in Item 1 above.

Item 6.   SELECTED FINANCIAL DATA

         The information required by this Item 6 is hereby incorporated by reference to the Registrant's 1995 Annual Report (page 1, "Financial Highlights") referred to above in Item 1.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item 7 is hereby incorporated by reference to the Registrant's 1995 Annual Report (pages 14 to 16) referred to in Item 1.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of independent public accountants appearing on page 27 and the financial statements appearing on pages 17 through 26 of Registrant's 1995 Annual Report for the year ended September 30, 1995, referred to above in Item 1, are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the Registrant's Proxy Statement dated November 10, 1995 (page 2) filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is hereby incorporated by reference to the Registrant's Proxy Statement (page 3) referred to above in
Item 10.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 with respect to security ownership of certain beneficial owners is hereby incorporated by reference to the Registrant's Proxy Statement (page 5, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS") referred to above in Item 10.

         The information required by this Item 12 with respect to security ownership of management is hereby incorporated by reference to the Registrant's Proxy Statement (page 5, "SECURITY OWNERSHIP OF MANAGEMENT") referred to above in Item 10.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.  Financial Statements

         The following financial statements of the Registrant, included in pages 17 through 26 of the Registrant's 1995 Annual Report to Shareholders for the year ended September 30, 1995, and the Independent Auditors' Report on page 27 of such report, are incorporated herein by reference:

                                  Description

                  Balance Sheets, September 30, 1995 and 1994

                            Statements of Operations
                              For the Years Ended
                       September 30, 1995, 1994 and 1993

                            Statements of Cash Flows
                              For the Years Ended
                       September 30, 1995, 1994 and 1993

                       Statements of Stockholders' Equity
                              For the Years Ended
                       September 30, 1995, 1994 and 1993

                         Notes to Financial Statements

                          Independent Auditors' Report


         (a) 2.   All schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

         (a)    3.  Exhibits

         The exhibits and financial statement schedules filed as a part of this report are listed below according to the number assigned to it in the exhibit table of Item 601 of Regulation S-K:

         (3)    Restated Articles of Incorporation and Bylaws.

         (4) Instruments defining the rights of security holders, including indentures.

         (9)    Voting Trust Agreement -- None; consequently, omitted.

         (10)   Material Contracts.

         (11)   Statement re:  computation of per share earnings --
                Not Applicable.

         (12)   Statement re:  Computation of ratios -- Not Applicable.

         (13)   1995 Annual Report.

         (18)   Letter re:  change in accounting principles -- Not Applicable.

         (19) Previously unfiled documents -- No documents have been executed or in effect during the reporting period which should have been filed; consequently, this exhibit has been omitted.

         (22) Subsidiaries of the Registrant -- There are no subsidiaries of the Registrant; consequently, this exhibit has been omitted.

         (23) Published report regarding matters submitted to vote of security holders -- None; consequently, omitted.

         (24)   Consent of experts and counsel -- Not applicable.

         (25) Power of Attorney -- There are no signatures contained within this report pursuant to a power of attorney; consequently, this exhibit has been omitted.

         (b)    Reports on Form 8-K

                The Registrant has not filed any reports on Form 8-K during the last quarter of the year ended September 30, 1995.

         (27)   Financial Data Schedule.

         (28)   Additional Exhibits -- None.

         (29) Information from reports furnished to state insurance regulatory authorities -- None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 10th day of November, 1995.

                                        DAWSON GEOPHYSICAL COMPANY


                                        By:   /s/ L. Decker Dawson
                                              --------------------------------
                                              L. Decker Dawson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature                                         Title                               Date
---------                                         -----                               ----
/s/ L. Decker Dawson                              President, Principal                11-10-95
-------------------------------------------       Executive and Financial
L. Decker Dawson                                  Officer and Director


/s/ Floyd B. Graham                               Vice President and                  11-10-95
-------------------------------------------       Director
Floyd B. Graham


/s/ Howell W. Pardue                              Vice President and                  11-10-95
-------------------------------------------       Director
Howell W. Pardue


/s/ Calvin J. Clements                            Director                            11-10-95
--------------------------------------------
Calvin J. Clements


/s/ Matthew P. Murphy                             Director                            11-10-95
-------------------------------------------
Matthew P. Murphy


/s/ Tim C. Thompson                               Director                            11-10-95
------------------------------------------
Tim C. Thompson


/s/ Paula W. Henry                                Secretary                           11-10-95
--------------------------------------------
Paula W. Henry


/s/ Christina W. Hagan                            Treasurer                           11-10-95
-------------------------------------------
Christina W. Hagan

                                 EXHIBIT INDEX

Number             Exhibit                                             Page
------             -------                                             ----
(1)                *
(2)                *
(3)                Articles of Incorporation and Bylaws                **
(4)                Instruments defining the rights of security         **
                   holders, including indentures
(5)                *
(6)                *
(7)                *
(8)                *
(9)                Voting Trust Agreement                              Omit
(10)               Material Contracts                                  **
(11)               Statement re:  computation of per share             Omit
                   earnings
(12)               Statement re:  computation of ratios                Omit
(13)               1995 Annual Report to Stockholders                  Omit
(14)               *
(15)               *
(16)               *
(17)               *
(18)               Letter re:  change in accounting principles         Omit
(19)               Previously unfiled documents                        Omit
(20)               *
(21)               *
(22)               Subsidiaries of the Registrant                      Omit
(23)               Published report regarding matters submitted        Omit
                   to vote of security holders
(24)               Consent of experts                                  Omit
(25)               Power of Attorney                                   Omit
(26)               *
(27)               Financial Data Schedule
(28)               Additional Exhibits                                 Omit
(29)               Information from reports furnished to state         Omit
                   insurance regulatory authorities


                   *This exhibit is not required to be filed in accordance with
Item 601 of Regulation S-K.

                   **Incorporated by reference to Registrant's Form 10-K, dated September 30, 1994 (Commission File No. 0-10144).