Form 10-Q
period 1995-12-31
DAWSON GEOPHYSICAL CO
filed 1996-02-14
CIK 351231

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                    (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
TIES
                                 EXCHANGE ACT OF 1934

           For the quarterly period ended        December 31, 1995

                                       OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
TIES
                                 EXCHANGE ACT OF 1934

     For the transition period from                     to




  For Quarter Ended  December 31, 1995          Commission File number
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

                     CLASS                             Outstanding at
December 31, 1995
                     Common Stock, $.33 1/3 par value
4,149,050 shares


                        DAWSON GEOPHYSICAL COMPANY

                                   INDEX


                                                 Page No.

Part I.  Financial Information:

         Statements of Operations --
             Three Months ended December 31,
             1995 and 1994                         3

         Balance Sheets --
             December 31, 1995 and September 30,
             1995                                  4

         Statements of Cash Flows --
             Three Months Ended December 31, 1995
             and 1994                              5

         Notes to Financial Statements             6

         Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                            7


Part II. Other Information



                                      PART I. FINANCIAL
INFORMATION


                                        DAWSON GEOPHYSICAL COMPANY

                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                 Three Months Ended
                                                   December 31

                                             1995             1994
Operating revenues                        $7,358,000       $7,016,000

Operating costs:
    Operating expenses                     5,619,000        4,950,000
    General and administrative               383,000          318,000
    Depreciation                           1,300,000          900,000

                                           7,302,000        6,168,000

Income from operations                        56,000          848,000
Other income (expense):
   Interest income                            57,000           96,000
   Other                                        -              19,000
   Interest expense                             -            (101,000)
   Gain on disposal of assets                  7,000             -

Income before income tax                     120,000          862,000

Income tax benefit (expense):
   Current                                  (135,000)        (315,000)
   Deferred                                   92,000             -

                                             (43,000)        (315,000)

Net income                                $   77,000       $  547,000


Net income per common share                     $.02             $.16

Weighted average equivalent shares
    outstanding                            4,204,797        3,405,677


See accompanying note to the financial statements.

                                          DAWSON GEOPHYSICAL COMPANY

                                                BALANCE SHEETS
                                        December 31, 1995   September 30, 1995
                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents            $  1,321,000         $ 1,671,000
   Marketable securities                   3,070,000           3,767,000
   Accounts receivable                     5,513,000           5,008,000
   Income taxes receivable                      -                126,000
   Prepaid expenses                          116,000             220,000

           Total current assets           10,020,000          10,792,000


Property, plant and equipment             40,919,000          39,248,000
   Less accumulated depreciation         (18,950,000)        (17,698,000)

      Net property, plant and equipment   21,969,000          21,550,000

                                         $31,989,000         $32,342,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                      $   426,000         $   682,000
   Accrued liabilities:
      Payroll costs and other taxes          312,000             291,000
      Other                                   48,000             178,000
   Income taxes payable                        9,000                -

           Total current liabilities         795,000           1,151,000

Deferred income taxes                        243,000             335,000

Stockholders' equity:
     Preferred stock - par value $1.00 per share;
          5,000,000 shares authorized, none
          outstanding                           -                   -
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 4,149,050
       shares issued and outstanding       1,383,000           1,383,000
   Additional paid-in capital             16,973,000          16,973,000
   Net unrealized gain (loss) on marketable
       securities                              5,000             (13,000)
   Retained earnings                      12,590,000          12,513,000

           Total stockholders' equity     30,951,000          30,856,000

                                         $31,989,000         $32,342,000

Contingencies (See Note 2)

See accompanying notes to the financial statements.

                                         DAWSON GEOPHYSICAL COMPANY

                                          STATEMENTS OF CASH FLOWS

                                                (UNAUDITED)
                                                         Three Months Ended
                                                            December 31

                                                      1995                1994
Cash flows from operating activities:
     Net income                                    $    77,000         $  547,000

     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                    1,300,000            900,000
     Gain on disposal of assets                         (7,000)              -
     Non-cash interest income                          (30,000)           (44,000)
     Deferred income taxe benefit                      (92,000)              -
     Change in current assets and liabilities:
       Increase in accounts receivable                (505,000)          (749,000)
       Decrease in income taxes receivable             126,000               -
       Decrease in prepaid expenses                    104,000            184,000
       Increase (decrease) in accounts payable        (256,000)         1,687,000
       Decrease in accrued liabilities                (109,000)          (308,000)
       Increase in federal and state income taxes
         payable                                         9,000            225,000

Net cash provided by operating activities              617,000          2,442,000

Cash flows from investing activities:
     Proceeds from disposal of assets                    7,000               -
     Capital expenditures                           (1,719,000)        (1,384,000)
     Proceeds from sale of marketable securities       745,000               -
     Investment in marketable securities                  -            (2,959,000)

Net cash used in investing activities                 (967,000)        (4,343,000)

Cash flows from financing activities:
     Principal payments on debt                           -            (4,875,000)
     Proceeds from debt                                   -             1,500,000
     Issuance of common stock                             -            10,785,000
     Proceeds from exercise of stock options              -                27,000

Net cash provided by financing activities                 -             7,437,000

Net increase (decrease) in cash and cash
  equivalents                                         (350,000)         5,536,000

Cash and cash equivalents at beginning of period     1,671,000            151,000

Cash and cash equivalents at end of period          $1,321,000         $5,687,000



See accompanying notes to the financial statements.

                        DAWSON GEOPHYSICAL COMPANY

                       NOTES TO FINANCIAL STATEMENTS



1.   OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of manage-ment of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the period presented. The results of operations for the three months ended December 31, 1995, are not necessarily indicative of the results to be expected for the fiscal year.

2.   CONTINGENCIES

On July 1, 1995, an accident involving an automobile owned by the Company claimed the lives of four employees. The Company is a defendant in a lawsuit by the families of two of the employees whose deaths resulted from the accident. The families filed suit against the Company under the gross negligence provisions of the Texas Workers' Compensation Act.
Accordingly, the Company believes its exposure is limited to exemplary damages of $36 million. The litigation is currently in the discovery stage. The Company has approximately $12 million of insurance coverage available to provide against an unfavorable outcome in this matter. Due to the uncertainties inherent in litigation, no absolute assurance can be given as to the ultimate outcome of this suit. However, the Company believes, based on knowledge of the facts to date and consultation with its legal advisors, that liabilities, if any, from this suit should not have a material adverse effect on the Company's financial position.

The Company is party to other legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's financial position or results of operations, as the Company believes it is adequately insured.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company has expanded significantly over the last few years with state of the art equipment and experienced personnel in response to demand for 3-D seismic technology. As this technology is increasingly successful in the search for oil and gas, the surveys have become larger in size and more complex in design. Although the Company utilizes all of its resources to meet demand, uncontrollable factors of weather and problems in obtaining permits from land and mineral owners and lessees delay production causing a negative impact on revenues. During the quarter ended December 31, 1995 these negative factors resulted in revenues that the Company believes to be significantly below potential.

In reviewing the Company's financial statements, it should be noted that fluctuations in the Company's results of operations can occur due to weather and other factors.

Results of Operations

The Company's operating revenues for the first quarter of 1996 totaled $7,358,000 versus $7,016,000 for the same period of fiscal 1995, an increase of 4.9%. This increase is attributable primarily to continued industry demand for 3-D data acquisition services, and capacity from the additions of new equipment and technological upgrades to existing equip-ment. The Company believes that weather and other factors had a negative impact on revenues during the first quarter of 1996 such that revenues are not indicative of the results to be expected for the remainder of the fiscal year. Minimal revenues were generated through the acquisition and processing of 2-D seismic data.

Operating expenses for the quarter ended December 31, 1995 totaled $5,619,000, an increase of $669,000 over the same period of fiscal 1995. Operating expenses increased primarily as a result of increased personnel and other expenses associated with the equipment acquisitions and techno-logical upgrades made during the second quarter of fiscal 1995.

General and administrative expenses for the quarter ended December 31, 1995 totaled $383,000, an increase of $65,000 over the same period of fiscal 1995. General and administrative expenses totaled 5.2% of operating revenue for the quarter ended December 31, 1995 versus 4.5% of operating revenues for the same period of the prior year. General and administrative costs have increased as additional support services have been incurred in response to the growth of the Company during the last few years.

Depreciation for the quarter ended December 31, 1995 totaled $1,300,000, an increase of $400,000 from the same quarter of fiscal 1994. Depreciation increased as a result of the capital expansion discussed below in "Liquidi-ty and Capital Resources."

Total operating costs for the first quarter of fiscal 1996 totaled $7,302,000, an increase of 18.4%, over the first quarter of fiscal 1995 due to the factors described above. Income from operations decreased to $56,000 from $848,000 in the comparable period of the prior year. This decrease is the direct result of the Company's operating expenses being relatively fixed as compared to revenue trends. Because of the high proportion of relatively fixed total operating costs (including personnel costs for active crews and depreciation costs), income from operations reflects the significant negative effects on revenues of the largely uncontrollable factors of weather and permit problems.

Liquidity and Capital Resources

   Cash Flows

     Net cash provided by operating activities decreased to $617,000 for the quarter ended December 31, 1995 from $2,442,000 from the same period of the prior year. This decrease was primarily the result of decreased income from operations and an increase in depreciation. An increase in activity resulted in an increase to accounts receivable for the quarter ended December 31, 1995 as compared to the same period of the prior year. The paydown of short-term debt from funds received from the public offering resulted in a decrease in accounts payable for the first quarter of fiscal 1996 as compared to the same quarter of the prior year.

     Net cash used in investing activities decreased to $967,000 for the first quarter of fiscal 1996 from $4,343,000 in the same period of fiscal 1995. This 1995 amount was primarily due to a short term investment in marketable securities of proceeds from the public offering pending the delivery of equipment for the expansions of 3-D acquisition equipment and data processing facilities as required by anticipated market demand.

     Net cash provided by financing activities decreased from the prior year which reflects proceeds of the public offering used in the pay down of long-term debt. In addition to cash flow from operations the Company is currently negotiating with a bank to finance future capital needs as determined by market demand and technological developments.

   Capital Expenditures

     Capital expenditures of $10,961,000 during fiscal year 1995 positioned the Company to supply market demand with expanded technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities.
     Capital expenditures of $1,719,000 for the quarter ended
December 31, 1995 represent additional capacity of the existing crews and data processing facilities.


   Capital Resources

     The Company believes that its capital resources, including the poten-tial availability of bank borrowings, and cash flow from operations are adequate to meet its current operational needs and will allow the Company to continue its practice of acquiring new technologically advanced equip-ment.

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



DATE:           February 12, 1996