Form 10-Q
period 1996-03-31
DAWSON GEOPHYSICAL CO
filed 1996-05-13
CIK 351231

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   (Mark One)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended          March 31, 1996
                                            -------------------------------

                                       OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from                   to
                                            -----------------    -----------


  For Quarter Ended   March 31, 1996           Commission File number 2-71058
                    ------------------                                -------


                           DAWSON GEOPHYSICAL COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              TEXAS                                     75-0970548
   -------------------------------         ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

          208 S. Marienfeld, Midland, Texas                     79701
       ----------------------------------------               ----------
       (Address of principal executive offices)               (Zip Code)

       (Registrant's telephone number, including area code) 915/682-7356
                                                            ------------

                                      NONE
- -------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .     No      .
                                               -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                             Outstanding at March 31, 1996
- --------------------------------             -----------------------------
Common Stock, $.33 1/3 par value                    4,149,050 shares

                           DAWSON GEOPHYSICAL COMPANY

                                     INDEX


                                                            Page No.
                                                            --------

             Part I.   Financial Information:

                       Statements of Operations --
                           Three Months and Six Months
                           ended March 31, 1996 and 1995        3

                       Balance Sheets --
                           March 31, 1996 and September 30,
                           1995                                 4

                       Statements of Cash Flows --
                           Six Months Ended March 31, 1996
                           and 1995                             5

                       Notes to Financial Statements            6

                       Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                           7


             Part II.  Other Information

                         PART I.  FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three Months Ended          Six Months Ended
                                              March 31                  March 31
                                      ----------------------  --------------------------
                                         1996         1995        1996           1995
                                      ----------  ----------  -----------    -----------
Operating revenues                    $8,572,000  $7,467,000  $15,930,000    $14,483,000

Operating costs:
    Operating expenses                 5,935,000   5,234,000   11,554,000     10,184,000
    General and administrative           355,000     260,000      738,000        578,000
    Depreciation                       1,351,000   1,043,000    2,651,000      1,943,000
                                      ----------  ----------  -----------    -----------

                                       7,641,000   6,537,000   14,943,000     12,705,000
                                      ----------  ----------  -----------    -----------

Income from operations                   931,000     930,000      987,000      1,778,000

Other income (expense):
    Interest income                       55,000     137,000      112,000        233,000
    Interest expense                          -      (64,000)          -        (165,000)
    Gain on disposal of assets             2,000      22,000        9,000         22,000
    Other income                              -           -            -          19,000
                                      ----------  ----------  -----------    -----------


Income before income tax                 988,000   1,025,000    1,108,000      1,887,000

Income tax expense:
    Current                             (162,000)   (378,000)    (297,000)      (693,000)
    Deferred                            (196,000)         -      (104,000)            -
                                      ----------  ----------  -----------
                                        (358,000)   (378,000)    (401,000)      (693,000)
                                      ----------  ----------  -----------    -----------

Net income                            $  630,000  $  647,000  $   707,000    $ 1,194,000
                                      ==========  ==========  ===========    ===========

Net income per common share           $      .15  $      .15  $       .17    $       .32
                                      ==========  ==========  ===========    ===========

Weighted average equivalent shares
 outstanding                           4,195,111   4,188,111    4,200,333      3,784,871
                                      ==========  ==========  ===========    ===========


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS



                                           March 31, 1996              September 30,1995
                                           --------------              -----------------
                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                  $1,355,000                    $ 1,671,000
  Marketable securities                       3,087,000                      3,767,000
  Accounts receivable                         6,115,000                      5,008,000
  Income taxes receivable                       235,000                        126,000
  Prepaid expenses                               (7,000)                       220,000
                                            -----------                    -----------

         Total current assets                10,785,000                     10,792,000
                                            -----------                    -----------


Property, plant and equipment                42,603,000                     39,248,000
  Less accumulated depreciation             (20,283,000)                   (17,698,000)
                                            -----------                    -----------

         Net property, plant and
           equipment                         22,320,000                     21,550,000
                                            -----------                    -----------
                                            $33,105,000                    $32,342,000
                                            ===========                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $   513,000                    $   682,000
  Accrued liabilities:
     Payroll and other taxes                    484,000                        291,000
     Other                                       98,000                        178,000
                                            -----------                    -----------

         Total current liabilities            1,095,000                      1,151,000
                                            -----------                    -----------

Deferred income taxes                           439,000                        335,000

Stockholders' equity:
  Preferred stock - par value $1.00 per share;
    5,000,000 shares authorized, none
    outstanding                                      -                              -
  Common stock - par value $.33 1/3 per share;
    10,000,000 shares authorized, 4,149,050
    shares issued and outstanding             1,383,000                      1,383,000
  Additional paid-in capital                 16,973,000                     16,973,000
  Net unrealized loss on marketable
    securities                                   (5,000)                       (13,000)
  Retained earnings                          13,220,000                     12,513,000
                                           ------------                    -----------

         Total stockholders' equity          31,571,000                     30,856,000
                                           ------------                    -----------

                                            $33,105,000                    $32,342,000
                                           ============                    ===========


Contingencies (See Note 3)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                           Six Months Ended
                                                               March 31
                                                           ----------------
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
   Net income                                          $  707,000       $1,194,000

   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                         2,651,000        1,943,000
   Gain on disposal of assets                              (9,000)         (22,000)
   Non-cash interest income                               (57,000)        (114,000)
   Deferred income taxes                                  104,000               -
   Change in current assets and liabilities:
     Increase in accounts receivable                   (1,107,000)      (1,121,000)
     Decrease (increase) in prepaid expenses              227,000         (169,000)
     Increase in income taxes receivable                 (109,000)              -
     Increase (decrease) in accounts payable             (169,000)         853,000
     Increase (decrease) in accrued liabilities           113,000          (85,000)
     Decrease in federal and state income
        taxes payable                                          -           (44,000)
                                                       ----------       ----------

Net cash provided by operating activities               2,351,000        2,435,000
                                                       ----------       ----------

Cash flows from investing activities:
   Proceeds from disposal of assets                        31,000           22,000
   Capital expenditures                                (3,443,000)      (7,057,000)
   Proceeds from sale of marketable securities            745,000               -
   Proceeds from maturity of marketable securities             -         4,000,000
   Investment in marketable securities                         -        (3,959,000)
                                                       ----------       ----------

Net cash used in investing activities                  (2,667,000)      (6,994,000)
                                                       ----------       ----------

Cash flows from financing activities:
   Principal payments on debt                                  -        (5,125,000)
   Proceeds from debt                                          -         1,500,000
   Proceeds from public offering                               -        10,785,000
   Proceeds from exercise of stock options                     -           117,000
                                                       ----------       ----------

Net cash provided by financing activities                      -         7,277,000
                                                       ----------       ----------

Net increase (decrease) in cash and cash equivalents     (316,000)       2,718,000

Cash and cash equivalents at beginning of period        1,671,000          151,000
                                                       ----------       ----------

Cash and cash equivalents at end of period             $1,355,000       $2,869,000
                                                       ==========       ==========


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                         NOTES TO FINANCIAL STATEMENTS


1. OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the period presented. The results of operations for the three months and the six months ended March 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year.


2. NOTES PAYABLE

As of April 1, 1996, the Company has two notes payable that exist under a loan agreement with a bank. The loan agreement consists of (1) a revolving line of credit of $5,000,000 to mature April 15, 1997 with funding availability determined by a borrowing base calculation; and (2) a term note of $6,000,000 to mature March 15, 2003. Both notes are secured by eligible accounts receivable and equipment purchased from loan proceeds. The loan agreement contains various restrictive covenants and compliance requirements. Among others, the agreement requires that no liens exist upon any of the collateral nor any vehicle owned by the Company. The notes bear interest at the bank's prime rate (8.25% at April 1, 1996). The term note requires monthly principal and interest payments. As of May 7, 1996, no advances have been made on either of the notes.


3. CONTINGENCIES

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

The Company is party to other legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company has expanded significantly over the last few years with state of the art equipment and experienced personnel in response to demand for 3-D seismic technology. As this technology is increasingly successful in the search for oil and gas, the surveys have become larger in size and more complex in design. Although the Company strives to utilize all of its resources to meet demand, uncontrollable factors of weather and problems in obtaining permits from land and mineral owners and lessees delay production causing a negative impact on revenues. Even though the quarter ended March 31, 1996 produced the Company's record for revenue of $8,572,000, during the quarter ended December 31, 1995 the negative factors described above resulted in revenues that the Company believes to be significantly below the potential of its existing resources.

During the third quarter of fiscal 1996, the Company intends to field its fifth field acquisition crew. To contribute to the financing of capital expenditures, the Company has negotiated a loan agreement with a bank. Please refer to the discussions in "Capital Expenditures" and "Credit Agreement" below.

In reviewing the Company's financial statements, it should be noted that fluctuations in the Company's results of operations can occur due to weather and other factors.


RESULTS OF OPERATIONS

The Company's operating revenues for the first six months of 1996 totaled $15,930,000, an increase of 10.0% from $14,483,000 for the same period of fiscal 1995. For the three months ended March 31, 1996, operating revenues increased $1,105,000 or 14.8%. These increases are attributable primarily to continued industry demand for 3-D data acquisition services, and capacity from the additions of new equipment and technological upgrades to existing equipment. The Company believes that weather and other factors had a negative impact on revenues during the first quarter of 1996 such that fiscal revenues as of March 31, are not representative of the Company's capacity. Minimal revenues were generated through the acquisition and processing of 2-D seismic data.

Operating expenses for the six months ended March 31, 1996 totaled $11,554,000, an increase of $1,370,000, or 13.4%, over the same period of fiscal 1995. For the quarter ended March 31, 1996, operating expenses increased $701,000, or 13.4%. Operating expenses increased primarily as a result of increased personnel and other expenses associated with the equipment acquisitions and technological upgrades made during the second quarter of fiscal 1995 that have been maintained to utilize resource capacity and to prepare for the new crew planned to be fielded in the third quarter of fiscal 1996.

General and administrative expenses for the six months ended March 31, 1996 totaled $738,000, an increase of $160,000 over the same period of fiscal 1995. For the three months ended March 31, 1996, general and administrative expenses totaled $355,000 versus $260,000 for the same period of the prior year.
General and administrative expenses totaled 4.6% of operating revenue for the six months ended March 31, 1996 versus 4.0% of operating revenues for the same period of the prior year. General and administrative costs have increased as additional support services have been incurred in response to the growth of the Company during the last few years.

During the second quarter of fiscal 1996, the Company incurred $35,000 in support of a research project with The Colorado School of Mines. The Company has pledged $70,000 toward industry funding of a $2,000,000 4-D, 3-C seismic monitoring and dynamic reservoir characterization research project currently in progress at Colorado School of Mines. The technology uses the fourth dimension, time, and two shear wave energy components in addition to the primary wave energy in universal use. In effect, time-lapse 3-D, or 4-D, records successive comparative surveys of a reservoir under tertiary recovery treatment to monitor progress of the treatment, aided by differences in responses and velocity ratios between respective wave forms. The Company believes that this methodology will contribute significantly toward the recovery of additional oil reserves, thereby enlarging the market for future services.

Depreciation for the six months ended March 31, 1996 totaled $2,651,000, an increase of $708,000 from the same period of fiscal 1995. For the quarter ended March 31, 1996, depreciation increased $308,000 to $1,351,000. Depreciation increased as a result of the capital expansion discussed below in "Liquidity and Capital Resources."

Total operating costs for the first six months of fiscal 1996 totaled $14,943,000, an increase of 17.6%, over the first six months of fiscal 1995 due to the factors described above. Income from operations decreased to $987,000 from $1,887,000 in the comparable six month period of the prior year; even though for the comparable quarters ended March 31 income from operations was unchanged. This fiscal year decrease is the direct result of the Company's operating expenses being relatively fixed as compared to revenue trends. Because of the high proportion of relatively fixed total operating costs (including personnel costs for active crews and depreciation costs), income from operations reflects the significant negative effects on revenues of the largely uncontrollable factors of weather and permit problems experienced during the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     Net cash provided by operating activities for the six months ended March 31, 1996 reflects a sight decrease as compared to the same period of the prior year. This decrease was primarily the result of decreased income from operations, an increase in depreciation, and combined increases and decreases relating to working capital items resulting from the increased benefits provided by 3-D technology.

     Net cash used in investing activities decreased to $2,667,000 for the first six months of fiscal 1996 from $6,994,000 in the same period of fiscal 1995. This 1995 amount was primarily due to a short term investment in marketable securities of proceeds from the public offering pending the delivery of equipment for the expansions of 3-D acquisition equipment and data processing facilities as required by anticipated market demand.

     Net cash provided by financing activities decreased from the prior year which reflects proceeds of the public offering used in the pay down of long-term debt. In addition to cash flow from operations, the Company negotiated a loan agreement with a bank to finance future capital needs as determined by market demand and technological developments.

     Capital Expenditures

     Capital expenditures of $3,443,000 for the six months ended March 31, 1996 represent additional channel capacity of the existing crews and additional energy source units. For the remainder of fiscal 1996, the Company intends to field a 2,000-channel Input/Output System II-equipped acquisition crew to accommodate increased demand in the Permian Basin. The cost of this system and peripheral equipment is expected to be $9,000,000 in addition to the expenditures to date in fiscal 1996. The Company intends to finance these expenditures with operating cash flow and the notes payable described below.


     Credit Agreement

     As of April 1, 1996, the Company has two notes payable that exist under a loan agreement with a bank. The loan agreement consists of (1)a revolving line of credit of $5,000,000 to mature April 15, 1997 and (2)a term note of $6,000,000 to mature March 15, 2003. Both notes are secured by eligible accounts receivable and equipment purchased from loan proceeds. As of May 7, 1996 no advances have been made on either of the notes.

     Capital Resources

     The Company believes that its capital resources, including the availability of bank borrowings, and cash flow from operations are adequate to meet its current operational needs and will allow the Company to continue its practice of acquiring new technologically advanced equipment.

                                   SIGNATURE




     Pursuant to the requirements of the Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DAWSON GEOPHYSICAL COMPANY
                         (REGISTRANT)



                         By: /s/ L. DECKER DAWSON
                             -----------------------------
                             L. Decker Dawson
                             President



                             /s/ CHRISTINA W. HAGAN
                             -----------------------------
                             Christina W. Hagan
                             Treasurer, Controller



DATE:    May 7, 1996
      ------------------------

                              INDEX TO EXHIBITS


Exhibit No.             Description
- -----------             -----------

    10                  Material Contracts for the Loan Agreement

    27                  Financial Data Schedule