Form 10-Q
period 1996-06-30
DAWSON GEOPHYSICAL CO
filed 1996-08-12
CIK 351231

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   (Mark One)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the quarterly period ended           June 30, 1996
                                           ---------------------------

                                     OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ------------------

                                ------------

  For Quarter Ended    June 30, 1996           Commission File number 2-71058
                     -----------------                               ----------

                         DAWSON GEOPHYSICAL COMPANY
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)

                       TEXAS                                  75-0970548
           ------------------------------          ----------------------------
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                Identification No.)

               208 S. Marienfeld, Midland, Texas                  79701
            ----------------------------------------       ------------------
            (Address of principal executive offices)           (Zip Code)


       (Registrant's telephone number, including area code) 915/682-7356
                                                            ------------

                                     NONE
- --------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .   No     .
                                               -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        Outstanding at June 30, 1996
     --------------------------------   ------------------------------------
     Common Stock, $.33 1/3 par value              4,161,550 shares

                           DAWSON GEOPHYSICAL COMPANY

                                     INDEX


                                                                                    Page No.
                                                                                    --------
Part I.          Financial Information:

                 Statements of Operations --
                       Three Months and Nine Months
                       ended June 30, 1996 and 1995                                      3

                 Balance Sheets --
                       June 30, 1996 and September 30,
                       1995                                                              4

                 Statements of Cash Flows --
                       Nine Months Ended June 30, 1996
                       and 1995                                                          5

                 Notes to Financial Statements                                           6

                 Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                        8


Part II.         Other Information

                         PART I.  FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        Three Months Ended           Nine Months Ended
                                                                              June 30                     June 30
                                                                    -------------------------      -------------------------

                                                                       1996           1995           1996           1995
                                                                    ---------      ----------    -----------     -----------
Operating revenues                                                 $8,555,000      $7,461,000    $24,485,000     $21,944,000

Operating costs:
    Operating expenses                                              6,059,000       5,311,000     17,613,000      15,495,000
    General and administrative                                        293,000         204,000      1,031,000         782,000
    Depreciation                                                    1,453,000       1,073,000      4,104,000       3,016,000
                                                                   ----------      ----------    -----------     -----------
                                                                    7,805,000       6,588,000     22,748,000      19,293,000
                                                                   ----------      ----------    -----------     -----------

Income from operations                                                750,000         873,000      1,737,000       2,651,000

Other income (expense):
    Interest income                                                    75,000          89,000        187,000         322,000
    Interest expense                                                  (26,000)         (5,000)       (26,000)       (170,000)
    Gain on disposal of assets                                           -             55,000          9,000          77,000
    Other income                                                        1,000         136,000          1,000         155,000
                                                                   ----------       ---------    -----------     -----------


Income before income tax                                              800,000       1,148,000      1,908,000       3,035,000

Income tax expense:
    Current                                                          (76,000)        (238,000)      (373,000)       (931,000)
                                                                   ----------       ---------    -----------     -----------
    Deferred                                                         (210,000)       (197,000)      (314,000)       (197,000)
                                                                   ----------       ---------    -----------     -----------
                                                                     (286,000)       (435,000)      (687,000)     (1,128,000)

Net income                                                         $  514,000      $  713,000    $  1,221,000    $ 1,907,000
                                                                   ==========      ==========    ============    ===========

Net income per common share                                              $.12            $.17            $.29           $.49
                                                                   ==========      ==========    ============    ===========

Weighted average equivalent shares
    outstanding                                                     4,204,912       4,200,465       4,197,520      3,923,636
                                                                   ==========      ==========    ============    ===========


              See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS


                                                               June 30, 1996                  September 30, 1995
                                                               -------------                  ------------------
                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 2,644,000                       $ 1,671,000
   Marketable securities                                           3,105,000                         3,767,000
   Accounts receivable                                             5,621,000                         5,008,000
   Income taxes receivable                                           411,000                           126,000
   Prepaid expenses                                                  207,000                           220,000
                                                                 -----------                       -----------

           Total current assets                                   11,988,000                        10,792,000
                                                                 -----------                       -----------


Property, plant and equipment                                     49,651,000                        39,248,000
   Less accumulated depreciation                                 (21,737,000)                      (17,698,000)
                                                                 -----------                       -----------

         Net property, plant and equipment                        27,914,000                        21,550,000
                                                                 -----------                       -----------

                                                                 $39,902,000                       $32,342,000
                                                                 ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                          $   857,000                       $      -
   Accounts payable                                                2,845,000                           682,000
   Accrued liabilities:
      Payroll and other taxes                                        359,000                           291,000
      Other                                                          132,000                           178,000
                                                                 -----------                       -----------

           Total current liabilities                               4,193,000                         1,151,000
                                                                 -----------                       -----------

Long-term debt, less current maturities                            2,926,000                               -
                                                                 -----------                       -----------

Deferred income taxes                                                649,000                           335,000

Stockholders' equity:
   Preferred stock - par value $1.00 per share;
     5,000,000 shares authorized, none
     outstanding                                                         -                                 -
   Common stock - par value $.33 1/3 per share;
     10,000,000 shares authorized, 4,161,550
     and 4,149,050 shares issued and
     outstanding                                                   1,387,000                         1,383,000
   Additional paid-in capital                                     17,021,000                        16,973,000
   Net unrealized loss on marketable
      securities                                                      (8,000)                          (13,000)
   Retained earnings                                              13,734,000                        12,513,000
                                                                 -----------                       -----------

           Total stockholders' equity                             32,134,000                        30,856,000
                                                                 -----------                       -----------

                                                                 $39,902,000                       $32,342,000
                                                                 ===========                       ===========

Contingencies (See Note 3)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                 June 30
                                                                                        -------------------------------

                                                                                           1996                 1995
                                                                                        ----------           ----------
Cash flows from operating activities:
      Net income                                                                        $1,221,000           $1,907,000

      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation                                                                       4,104,000            3,016,000
      Gain on disposal of assets                                                            (9,000)             (77,000)
      Non-cash interest income                                                             (82,000)            (189,000)
      Deferred income taxes                                                                314,000              197,000
      Change in current assets and liabilities:
        Increase in accounts receivable                                                   (613,000)          (1,324,000)
        Decrease (increase) in prepaid expenses                                             13,000              (24,000)
        Increase in income taxes receivable                                               (285,000)                -
        Increase in accounts payable                                                     2,163,000              500,000
        Increase (decrease) in accrued liabilities                                          22,000             (205,000)
        Decrease in federal and state income
          taxes payable                                                                       -                (121,000)
                                                                                        ----------           ----------
Net cash provided by operating activities                                                6,848,000            3,680,000
                                                                                        ----------           ----------
Cash flows from investing activities:
      Proceeds from disposal of assets                                                      31,000              290,000
      Capital expenditures                                                             (10,490,000)          (8,470,000)
      Proceeds from sale and maturity of
        marketable securities                                                            2,845,000            7,037,000
      Investment in marketable securities                                               (2,096,000)          (5,935,000)
                                                                                        ----------           ----------
Net cash used in investing activities                                                   (9,710,000)          (7,078,000)
                                                                                        ----------           ----------
Cash flows from financing activities:
      Principal payments on debt                                                           (71,000)          (7,875,000)
      Proceeds from debt                                                                 3,854,000            1,500,000
      Proceeds from public offering                                                         -                10,785,000
      Proceeds from exercise of stock options                                               52,000              117,000
                                                                                        ----------           ----------
Net cash provided by financing activities                                                3,835,000            4,527,000
                                                                                        ----------           ----------
Net increase in cash and cash equivalents                                                  973,000            1,129,000

Cash and cash equivalents at beginning of period                                         1,671,000              151,000
                                                                                        ----------           ----------
Cash and cash equivalents at end of period                                              $2,644,000           $1,280,000
                                                                                        ==========           ==========



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                         NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the period presented. The results of operations for the three months and the nine months ended June 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year.


2.       NOTES PAYABLE

As of April 1, 1996, the Company has two notes payable that exist under a loan agreement with a bank. The loan agreement consists of (1) a revolving line of credit of $5,000,000 to mature April 15, 1997 with funding availability determined by a borrowing base calculation; and (2) a term note of $6,000,000 to mature March 15, 2003. Both notes are secured by eligible accounts receivable and equipment purchased from loan proceeds. The loan agreement contains various restrictive covenants and compliance requirements. Among others, the agreement requires that no liens exist upon any of the collateral nor any vehicle owned by the Company. The notes bear interest at the bank's prime rate (8.25% at June 30, 1996). The term note requires monthly principal and interest payments.

On May 31, 1996, the Company borrowed $3,854,000 on the term note and on July 10, 1996 an additional $2,045,000 was advanced on the term note for the purchase of capital equipment. For fiscal year 1996, the current maturity of the long-term debt is $286,000. For the fiscal years 1997 through 2002, the annual maturity is $857,000, and for fiscal 2003, the annual maturity will be the balance. As of July 19, 1996, the Company has not utilized the revolving line of credit.


3.       CONTINGENCIES

On July 1, 1995, an accident involving an automobile owned by the Company claimed the lives of four employees. The Company is a defendant in a lawsuit by the families of two of the employees whose deaths resulted from the accident. The families filed suit against the Company under the gross negligence provisions of the Texas Workers' Compensation Act. Accordingly, the Company believes its exposure is limited to claimed exemplary damages of $36 million. The litigation is currently in the discovery stage. The Company has approximately $12 million of insurance coverage available to provide against an unfavorable outcome in this matter. Due to the uncertainties inherent in litigation, no absolute assurance can be given as to the ultimate outcome of this suit. However, the Company believes, based on knowledge of the facts to date and consultation with its legal advisors, that liabilities, if any, from this suit should not have a material adverse effect on the Company's financial position.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company has expanded significantly over the last few years with state of the art equipment and experienced personnel in response to demand for 3-D seismic technology. As this technology is increasingly successful in the search for oil and gas, the surveys have become larger in size and more complex in design. Although the Company strives to utilize all of its resources to meet demand, uncontrollable factors of weather and problems in obtaining permits from land and mineral owners and lessees delay production, from time to time negatively impacting revenues.

In late June of 1996, the Company placed a field acquisition crew into service to bring the number of crews back to five. In February 1995, the Company placed a crew into service that represented the fifth crew until August 1995 when two crews were combined to one 2,000-channel crew in response to demand for more recording channels. While continually utilizing all resources within the Company, increased revenues were generated with more channels per each of four crews in the quarter ended June 30, 1996 than with five crews in the comparable quarter of the prior year. Currently all five crews have 2,000-channels each. To contribute to the financing of capital expenditures, the Company has negotiated a loan agreement with a bank. Please refer to the discussions in "Capital Expenditures" and "Credit Agreement" below.

In reviewing the Company's financial statements, it should be noted that fluctuations in the Company's results of operations can occur due to weather and other factors.


RESULTS OF OPERATIONS

The Company's operating revenues for the nine months ended June 30, 1996 totaled $24,485,000, an increase of 11.6% from $21,944,000 for the same period of fiscal 1995. For the three months ended June 30, 1996, operating revenues increased $1,094,000 or 14.7%. These increases are attributable primarily to continued industry demand for 3-D data acquisition services, and capacity from the additions of new equipment and technological upgrades to existing equipment. The Company believes that weather and other factors had a negative impact on revenues during the first quarter of 1996 such that fiscal revenues as of June 30, are not representative of the Company's capacity. Minimal revenues were generated through the acquisition and processing of 2-D seismic data.

     Operating expenses for the nine months ended June 30, 1996 totaled $17,613,000, an increase of $2,118,000, or 13.7%, over the same period of fiscal 1995. For the quarter ended June 30, 1996, operating expenses increased $748,000, or 14.1%. Operating expenses increased primarily as a result of increased personnel and other expenses associated with the equipment acquisitions and technological upgrades made during the second quarter of fiscal 1995 that have been maintained to utilize resource capacity and the new crew fielded in the third quarter of fiscal 1996.

     General and administrative expenses for the nine months ended June 30, 1996 totaled $1,031,000, an increase of $249,000 over the same period of fiscal 1995. For the three months ended June 30, 1996, general and administrative expenses totaled $293,000 versus $204,000 for the same period of the prior year. General and administrative expenses totaled 4.2% of operating revenue for the nine months ended June 30, 1996 versus 3.6% of operating revenues for the same period of the prior year. General and administrative costs have increased as additional support services have been incurred in response to the growth of the Company during the last few years.

     Depreciation for the nine months ended June 30, 1996 totaled $4,104,000, an increase of $1,088,000 from the same period of fiscal 1995. For the quarter ended June 30, 1996, depreciation increased $380,000 to $1,453,000. Depreciation increased as a result of the capital expansion discussed below in "Liquidity and Capital Resources."

     While the ratio of operating expenses to operating revenues is relatively unchanged for all periods reported, total operating costs for the first nine months of fiscal 1996 totaled $22,748,000, an increase of 17.9%, over the first nine months of fiscal 1995 due to the factors described above. The fiscal year decrease in income from operations of 34.5% as compared to decrease in the quarter of 14.1% is the direct result of the Company's operating expenses being relatively fixed as compared to revenue trends. Because of the high proportion of relatively fixed total operating costs (including personnel costs and depreciation costs), year to date income from operations reflects the significant negative effects on revenues of the largely uncontrollable factors of weather and permit problems experienced during the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

     Net cash provided by operating activities for the nine months ended June 30, 1996 reflects an increase as compared to the same period of the prior year. This was primarily due to the combined results of decreased income from operations, an increase in depreciation, and increases and decreases relating to working capital items resulting from the increased benefits provided by 3-D technology. The increase in accounts payable reflects energy source units paid for in July 1996.

     Net cash used in investing activities increased to $9,710,000 for the first nine months of fiscal 1996 from $7,078,000 in the same period of fiscal 1995 primarily due to increased capital expenditures in fiscal 1996.

     Net cash provided by financing activities decreased from the prior year when proceeds of the public offering were used in the pay down of long-term debt. In 1996, the Company negotiated a loan agreement with a bank to finance future capital needs. Please refer to "Credit Agreement" below.

   Capital Expenditures

     In addition to fielding a 2,000-channel Input/Output System II-equipped acquisition crew, total capital expenditures of $10,490,000 for the nine months ended June 30, 1996 represent additional channel capacity of the existing crews and additional energy source units. For the remainder of fiscal 1996, the Company intends to continue to expand and update the fleet of energy source units and equipment peripheral to the acquisition of seismic data. The Company intends to finance these expenditures with operating cash flow and the notes payable described below.


   Credit Agreement

     As of April 1, 1996, the Company has two notes payable that exist under a loan agreement with a bank. The loan agreement consists of (1)a revolving line of credit of $5,000,000 to mature April 15, 1997 and (2)a term note of $6,000,000 to mature March 15, 2003. Both notes are secured by eligible accounts receivable and equipment purchased from loan proceeds. As of June 30, 1996, $3,854,000 had been advanced on the term note and on July 10, an additional $2,045,000 was advanced on the term noted for payment of energy source units reflected in accounts payable at June 30, 1996. As of August 1996 no advances have been made on the revolving line of credit.

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


                                            DAWSON GEOPHYSICAL COMPANY
                                            --------------------------------
                                            (REGISTRANT)



                                            By:  /s/ L. DECKER DAWSON
                                                 ---------------------------
                                                     L. Decker Dawson
                                                     President



                                                 /s/ CHRISTINA W. HAGAN
                                                 ---------------------------
                                                     Christina W. Hagan
                                                     Treasurer, Controller



DATE:        July 19, 1996
     -----------------------------

                                EXHIBIT INDEX


Exhibit No.                      Description
- -----------                      -----------

   27                      Financial Data Schedule