Form 10-K405
period 1996-09-30
DAWSON GEOPHYSICAL CO
filed 1996-12-12
CIK 351231

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996      COMMISSION FILE NO. 0-10144

                           DAWSON GEOPHYSICAL COMPANY


  INCORPORATED IN THE STATE OF TEXAS                          75-0970548
                                                           (I.R.S. EMPLOYER
                                                          IDENTIFICATION NO.)


                  208 SOUTH MARIENFELD, MIDLAND, TEXAS 79701
                         (PRINCIPAL EXECUTIVE OFFICE)
                       TELEPHONE NUMBER: (915) 682-7356

                           ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

        TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------                           -----------------------------------------
 COMMON STOCK, $.33 1/3 PAR VALUE                                        NONE

    Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2)has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------    ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the Common Stock of the Registrant based upon the mean between the closing high and low price of the Common Stock as of November 15, 1996 (as reported by Nasdaq), held by non-affiliates was approximately $26,855,137 (See Item 12). On that date, there were 4,161,550 shares of Dawson Geophysical Company Common Stock, $.33 1/3 par value, outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Items 1, 5, 6, 7 and 8 of Parts I and II hereof is incorporated by reference to the Registrant's 1996 Annual Report filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

       At September 30, 1996 the Company had 304 full-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

       Additional information required by this Item 1 is hereby incorporated by reference to the Registrant's 1996 Annual Report (inside front cover, page 2 and page 18) filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K. (Exhibit 13 hereto.)

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter has been submitted during the fourth quarter of the 1996 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise. However, please refer to the Registrant's Proxy Statement dated November 15, 1996, filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, notifying as to the election of Directors and selection of KPMG Peat Marwick LLP as independent public accountants of the Company (requiring an affirmative vote of a majority of shares present or represented by proxy), at the Annual Meeting to be held on January 14, 1997.


                                    PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

       The information required by this Item 5 is hereby incorporated by reference to the Registrant's 1996 Annual Report (page 28), "Common Stock Information" referred to in Item 1 above.

Item 6.       SELECTED FINANCIAL DATA

       The information required by this Item 6 is hereby incorporated by reference to the Registrant's 1996 Annual Report (page 1, "Financial Highlights") referred to above in Item 1.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       The information required by this Item 7 is hereby incorporated by reference to the Registrant's 1996 Annual Report (pages 24 to 27) referred to in
Item 1.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of independent public accountants appearing on page 23 and the financial statements appearing on pages 14 through 22 of Registrant's 1996 Annual Report for the year ended September 30, 1996, referred to above in Item 1, are incorporated herein by reference.

Item 9.       CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES

    None


                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the Registrant's Proxy Statement dated November 15, 1996 (page 2) filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K.

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

    The following financial statements of the Registrant, included in pages 14 through 22 of the Registrant's 1996 Annual Report to Shareholders for the year ended September 30, 1996, and the Independent Auditors' Report on page 23 of such report, are incorporated herein by reference:

                                  Description
                                  -----------

                  Balance Sheets, September 30, 1996 and 1995

                            Statements of Operations
                              For the Years Ended
                      September 30, 1996, 1995 and 1994

                           Statements of Cash Flows
                             For the Years Ended
                      September 30, 1996, 1995 and 1994

                      Statements of Stockholders' Equity
                             For the Years Ended
                      September 30, 1996, 1995 and 1994

                        Notes to Financial Statements

                         Independent Auditors' Report

   (a)  2.    All schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereof.

   (a)  3.    Exhibits

   The exhibits and financial statements filed as a part of this report are listed below according to the number assigned to it in the exhibit table of
Item 601 of Regulation S-K:

        (3)   Restated Articles of Incorporation and Bylaws.

        (4) Instruments defining the rights of security holders, including indentures.

        (9)   Voting Trust Agreement -- None; consequently, omitted.

        (10)  Material Contracts.

        (11)  Statement re: computation of per share earnings -- Not
              Applicable.

        (12)  Statement re:Computation of ratios -- Not Applicable.

        (13)  1996 Annual Report.

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

        (b)   Reports on Form 8-K

              The Registrant has not filed any reports on Form 8-K during the last quarter of the year ended September 30, 1996.

        (28)  Additional Exhibits -- None.

        (29) Information from reports furnished to state insurance regulatory authorities -- None.

                                 EXHIBIT INDEX


Number            Exhibit                                                   Page
------            -------                                                   ----
(1)               *
(2)               *
(3)               Articles of Incorporation and Bylaws                      **
(4)               Instruments defining the rights of security               **

                  holders, including indentures
(5)               *
(6)               *
(7)               *
(8)               *
(9)               Voting Trust Agreement                                    Omit
(10)              Material Contracts                                        **
(11)              Statement re: computation of per share                    Omit
                  earnings
(12)              Statement re: computation of ratios                       Omit
(13)              1996 Annual Report to Stockholders                        E-1
(14)              *
(15)              *

(16)              *
(17)              *
(18)              Letter re: change in accounting principles                Omit
(19)              Previously unfiled documents                              Omit
(20)              *
(21)              *
(22)              Subsidiaries of the Registrant                            Omit
(23)              Published report regarding matters submitted              Omit
                  to vote of security holders
(24)              Consent of experts
(25)              Power of Attorney                                         Omit
(26)              *

(27)              Financial Data Schedule
(28)              Additional Exhibits                                       Omit
(29)              Information from reports furnished to state               Omit
                  insurance regulatory authorities

                  *This exhibit is not required to be filed in accordance with
Item 601 of Regulation S-K.

                  **Incorporated by reference to Registrant's Form 10-Q, dated March 31, 1996 (Commission File No. 0-10144).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 15th day of November, 1996.



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


SIGNATURE                              TITLE                        DATE
---------                              -----                        ----
/s/ L. Decker Dawson                   President, Principal         11-15-96
---------------------------            Executive and Financial
L. Decker Dawson                       Officer and Director

/s/ Floyd B.Graham                     Vice President and           11-15-96
---------------------------            Director
Floyd B. Graham

/s/ Howell W. Pardue                   Vice President and           11-15-96
---------------------------            Director
Howell W. Pardue

/s/ Calvin J. Clements                 Director                     11-15-96
---------------------------
Calvin J. Clements

/s/ Matthew P. Murphy                  Director                     11-15-96
---------------------------
Matthew P. Murphy

/s/ Tim C. Thompson                    Director                     11-15-96
---------------------------
Tim C. Thompson

/s/ Paula W. Henry                     Secretary                    11-15-96
---------------------------
Paula W. Henry

/s/ Christina W. Hagan                 Treasurer                    11-15-96
---------------------------
Christina W. Hagan