Form 10-Q
period 1997-06-30
DAWSON GEOPHYSICAL CO
filed 1997-08-08
CIK 351231

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   (Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                                -------------
                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from           to
                                            ----------   -----------

                                 ----------

      For Quarter Ended June 30, 1997     Commission File number 2-71058
                        -------------                            -------

                          DAWSON GEOPHYSICAL COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            TEXAS                                         75-0970548
 -------------------------------              ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

    208 S. Marienfeld, Midland, Texas                        79701
 ----------------------------------------                  ----------
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
                                             ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                       Outstanding at June 30, 1997
--------------------------------        ----------------------------
Common Stock, $.33 1/3 par value              4,199,150 shares


                           DAWSON GEOPHYSICAL COMPANY

                                     INDEX


                                                          Page No.
                                                          --------
Part I.     Financial Information:

            Statements of Operations --
                  Three Months and Nine Months
                  ended June 30, 1997 and 1996                 3

            Balance Sheets --
                  June 30, 1997 and September 30,
                  1996                                         4

            Statements of Cash Flows --
                  Nine Months Ended June 30, 1997
                  and 1996                                     5

            Notes to Financial Statements                      6

            Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                   8


Part II.    Other Information

                         PART I. FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended                     Nine Months Ended
                                                          June 30                                June 30
                                              -------------------------------         ------------------------------
                                                 1997                 1996               1997               1996
                                              -----------          ----------         -----------        -----------
Operating revenues                            $12,520,000          $8,555,000         $34,304,000        $24,485,000
Operating costs:
    Operating expenses                          8,127,000           6,059,000          22,840,000         17,613,000
    General and administrative                    386,000             293,000           1,052,000          1,031,000
    Depreciation                                1,685,000           1,453,000           5,456,000          4,104,000
                                              -----------          ----------         -----------        -----------
                                               10,198,000           7,805,000          29,348,000         22,748,000
                                              -----------          ----------         -----------        -----------

Income from operations                          2,322,000             750,000           4,956,000          1,737,000

Other income (expense):
      Interest income                              86,000              75,000             167,000            187,000
      Interest expense                           (111,000)            (26,000)           (341,000)           (26,000)
      Gain on disposal of assets                    3,000                 --              196,000              9,000
      Other income                                  6,000               1,000              15,000              1,000
                                              -----------          ----------         -----------        -----------

Income before income tax                        2,306,000             800,000           4,993,000          1,908,000

Income tax expense:
      Current                                    (622,000)            (76,000)         (1,222,000)          (373,000)
      Deferred                                   (183,000)           (210,000)           (523,000)          (314,000)
                                              -----------          ----------         -----------        -----------
                                                 (805,000)           (286,000)         (1,745,000)          (687,000)
                                              -----------          ----------         -----------        -----------

Net income                                    $ 1,501,000          $  514,000         $ 3,248,000        $ 1,221,000
                                              ===========          ==========         ===========        ===========

Net income per common share                          $.36                $.12                $.78               $.29
                                                     ====                ====                ====               ====
Weighted average equivalent shares
 outstanding                                    4,216,545           4,204,912           4,190,713          4,197,520
                                              ===========          ==========         ===========        ===========


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS


                                                                      June 30, 1997                 September 30,1996
                                                                      -------------                 -----------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                         $ 2,645,000                       $ 1,493,000
     Marketable securities                                               3,680,000                           988,000
     Accounts receivable                                                 8,454,000                         6,161,000
     Income taxes receivable                                                    --                           193,000
     Prepaid expenses                                                      293,000                           148,000
                                                                       -----------                       -----------

         Total current assets                                           15,072,000                         8,983,000
                                                                       -----------                       -----------


Property, plant and equipment                                           55,225,000                        56,368,000
     Less accumulated depreciation                                    (25,550,000)                      (23,442,000)
                                                                       -----------                       -----------

         Net property, plant and equipment                              29,675,000                        32,926,000
                                                                       -----------                       -----------

                                                                       $44,747,000                       $41,909,000
                                                                       ===========                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                $ 857,000                         $ 857,000
     Accounts payable                                                    1,560,000                         2,079,000
     Accrued liabilities:
         Payroll and other taxes                                           294,000                           560,000
         Income taxes payable                                              174,000                                --
         Other                                                             297,000                           144,000
                                                                       -----------                       -----------

                 Total current liabilities                               3,182,000                         3,640,000
                                                                       -----------                       -----------
Long-term debt, less current maturities                                  4,214,000                         4,857,000
                                                                       -----------                       -----------

Deferred income taxes                                                    1,131,000                           608,000

Stockholders' equity:
     Preferred stock - par value $1.00 per share;
         5,000,000 shares authorized, none
         outstanding                                                            --                                --
     Common stock - par value $.33 1/3 per share;
         10,000,000 shares authorized, 4,199,150
         and 4,161,550 shares issued and
         outstanding                                                     1,400,000                         1,387,000
     Additional paid-in capital                                         17,171,000                        17,016,000
     Retained earnings                                                  17,649,000                        14,401,000
                                                                       -----------                       -----------

         Total stockholders' equity                                     36,220,000                        32,804,000
                                                                       -----------                       -----------

                                                                       $44,747,000                       $41,909,000
                                                                       ===========                       ===========

Contingencies (See Note 3)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                            June 30
                                                                               -----------------------------------
                                                                                  1997                    1996
                                                                               ----------               ----------
Cash flows from operating activities:
         Net income                                                            $3,248,000               $1,221,000

         Adjustments to reconcile net income to net cash
            provided by operating activities:
         Depreciation                                                           5,456,000                4,104,000
         Gain on disposal of assets                                              (196,000)                  (9,000)
         Other                                                                     (3,000)                 (82,000)
         Deferred income tax expense                                              523,000                  314,000
         Change in current assets and liabilities:
            Increase in accounts receivable                                    (2,293,000)                (613,000)
            Decrease (increase) in prepaid expenses                              (145,000)                  13,000
            Decrease (increase) in income taxes receivable                        193,000                 (285,000)
            Increase (decrease) in accounts payable                              (519,000)               2,163,000
            Increase (decrease) in accrued liabilities                           (113,000)                  22,000
            Increase in federal and state income
                 taxes payable                                                    174,000                       --
                                                                               ----------               ----------

Net cash provided by operating activities                                       6,325,000                6,848,000
                                                                               ----------               ----------

Cash flows from investing activities:
         Proceeds from disposal of assets                                         288,000                   31,000
         Capital expenditures                                                  (2,340,000)             (10,490,000)
         Proceeds from sale and maturity of
                 marketable securities                                            742,000                2,845,000
         Investment in marketable securities                                   (3,377,000)              (2,096,000)
                                                                               ----------               ----------

Net cash used in investing activities                                          (4,687,000)              (9,710,000)
                                                                               ----------               ----------
Cash flows from financing activities:
         Principal payments on debt                                              (643,000)                 (71,000)
         Proceeds from debt                                                            --                3,854,000
         Proceeds from exercise of stock options                                  157,000                   52,000
                                                                               ----------               ----------
Net cash provided (used) by financing activities                                 (486,000)               3,835,000
                                                                               ----------               ----------
Net increase in cash and cash equivalents                                       1,152,000                  973,000

Cash and cash equivalents at beginning of period                                1,493,000                1,671,000
                                                                               ----------               ----------
Cash and cash equivalents at end of period                                     $2,645,000               $2,644,000
                                                                               ==========               ==========



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                         NOTES TO FINANCIAL STATEMENTS

1.       OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the period presented. The results of operations for the three months and the nine months ended June 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year.

2.       NOTES PAYABLE

As of April 1, 1996, two notes payable exist under a loan agreement with a bank. The loan agreement consists of (1) a revolving line of credit of $5,000,000 which matured April 15, 1997 with funding availability determined by a borrowing base calculation; and (2) a term note of $6,000,000 to mature March 15, 2003. Both notes are secured by eligible accounts receivable and equipment purchased from loan proceeds. The loan agreement contains various restrictive covenants and compliance requirements. Among others, the agreement requires that no liens exist upon any of the collateral nor any vehicle owned by the Company. The notes bear interest at the bank's prime rate (8.50% at June 30, 1997). The term note requires monthly principal and interest payments.

In May 1997, the Company amended the April 1, 1996 loan agreement with a bank. The amendment to the loan agreement includes: (1) a renewal and increase of the principal amount of the revolving line of credit to $6,000,000 with a maturity date of April 15, 1999; and (2) an additional six year term facility for the purchase of capital equipment of $5,000,000.

During fiscal 1996, the Company was advanced $6,000,000 on the term note for the purchase of capital equipment. For the fiscal years 1997 through 2002, the annual maturity is $857,000, and for fiscal 2003 the balance will be due. The Company did not utilize the revolving line of credit which expired April 15, 1997 and has not utilized the existing line of credit.

3.       CONTINGENCIES

On July 1, 1995, an accident involving an automobile owned by the Company claimed the lives of four employees. The Company is a defendant in two lawsuits by a brother individually and the families of four of the employees whose deaths resulted from the accident. The parties filed suit against the Company under the negligence and/or gross negligence provisions of the Texas Workers' Compensation Act. Accordingly, based on currently filed pleadings, the Company believes its exposure is limited to claimed exemplary damages up to $23 million. The litigation is currently in the discovery stage. The Company has approximately $12 million of insurance coverage available to provide against an unfavorable outcome in this matter. Due to the uncertainties inherent in litigation, no absolute assurance can be given as to the ultimate outcome of these suits. However, the Company believes, based on knowledge of the facts to date and consultation with its legal advisors, that liabilities, if any, from these suits should not have a material adverse effect on the Company's financial position.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Through three quarters of fiscal 1997, the Company has reported quarterly income from operations to revenues of 14.4% as compared to 7.1% for the same period of the prior year. The Company's performance in fiscal 1997 is indicative of the operational potential of our five fully complemented crews, demand, and mostly favorable weather. The Company is preparing to place a sixth crew into service which will be equipped with a 2,000 channel Input/Output System Two remote seismic recording system.

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

RESULTS OF OPERATIONS

The Company's operating revenues for the first nine months of 1997 totaled $34,304,000 versus $24,485,000 for the same period of fiscal 1996, an increase of 40.1%. For the three months ended June 30, 1997, operating revenues increased $3,965,000 or 46.3%. The increase in revenues is primarily due to increased capacity and improved efficiency resulting from fiscal 1996 capital expenditures. The fiscal 1996 capital expenditures consisted of the addition of a fifth crew in the third quarter combined with additional channel capacity of the existing crews and additional energy source units. The Company believes that the revenues of the quarter ended June 30, 1997 are indicative of the level of operations that may be sustained for the remainder of fiscal 1997 and for 1998 based on continued demand, equipment capacity, favorable weather, and other factors. Minimal revenues were generated through the acquisition and processing of 2-D seismic data.

Operating expenses for the nine months ended June 30, 1997 totaled $22,840,000, an increase of $5,227,000, or 29.7%, over the same period of fiscal 1996. For the quarter ended June 30, 1997, operating expenses increased $2,068,000, or 34.1%. Operating expenses increased primarily as a result of increased personnel and other expenses associated with the equipment acquisitions and technological upgrades made primarily during the third quarter of fiscal 1996. The quarter ended June 30, 1997 also contains start up expenses for the new crew to be fielded in August 1997.

General and administrative expenses for the nine months ended June 30, 1997 totaled $1,052,000, an increase of $21,000 from the same period of fiscal 1996. For the quarter ended June 30, 1997, general and administrative expenses totaled $386,000, an increase of $93,000 over the same period of fiscal 1996. The increase for fiscal year 1997 is primarily due to timing adjustments of certain expenses. General and administrative expenses totaled 3.1% of operating revenues for the nine months ended June 30, 1997 versus 4.2% of operating revenues for the same period of the prior year.

Depreciation for the nine months ended June 30, 1997 totaled $5,456,000, an increase of $1,352,000, or 32.9%, from the same period of fiscal 1996. For the quarter ended June 30, 1997, depreciation increased $232,000, or 16.0%. Depreciation increased as a result of the capital expansion discussed below in "Liquidity and Capital Resources".

Total operating costs for the first nine months of fiscal 1997 totaled $29,348,000, an increase of 29.0% over the first nine months of fiscal 1996 due to the factors described above. Income from operations increased to $4,956,000, 14.4% of revenues, from $1,737,000, 7.1% of revenues, in the comparable nine month period of the prior year. For the quarter ended June 30, 1997, income from operations is 18.5% of operating revenues as compared to 8.8% in the comparable quarter of fiscal 1996. This increase is the direct result of the Company's operating expenses being relatively fixed as compared to revenue trends. Because of the high proportion of relatively fixed total operating costs (including personnel costs for active crews and depreciation costs), income from operations in fiscal 1997 reflects the benefit of efficient production with steady demand for five crews.

Interest is paid monthly at prime rate on the principal of the term note described below in "Credit Agreement."

Federal and state income tax expense is calculated at the rates of 35% and 36% in fiscal years 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

Despite the increase of net income to $3,248,000 in fiscal 1997 versus $1,221,000 in fiscal 1996, net cash provided by operating activities of $6,325,000 for the nine months ended June 30, 1997 as compared to $6,848,000 for the same period of the prior year reflects a slight decrease primarily due to changes in working capital components. The increase in accounts receivable in fiscal 1997 is the result of increased revenues and all accounts are considered to be collectible.

Net cash used in investing activities decreased to $4,687,000 for the first nine months of fiscal 1997 from $9,710,000 in the same period of fiscal 1996. During the second quarter of fiscal 1997, the Company invested cash generated from operations in U. S. Treasury instruments. As discussed below in "Capital Expenditures," the Company is positioning for possible future expansion.

Net cash used in financing activities primarily reflects principal payments on debt. As discussed below in "Credit Agreement," the Company is servicing a term note with monthly principal payments of $71,400.

  Capital Expenditures

Capital expenditures of $15,597,000 during fiscal year 1996 in addition to capital expenditures during fiscal 1995 and 1994 have positioned the Company to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Depreciation has increased as a new crew has been placed into service each year for the past several years. During fiscal 1997, some 3-D equipment became fully depreciated.

Capital expenditures of $2,340,000 for the nine months ended June 30, 1997 include additions and replacements to the myriad of cables and geophones, enhancements to the surveying operation, and additions in support of quality control and operational safety efforts. The capital expenditures to date in fiscal 1997 illustrate an opportunity to examine and fine tune various areas of operation after several years of aggressive expansion.

The Company is in the process of placing a sixth crew into service. It is anticipated that it will be operational during August 1997. The cost of the new crew equipped with a 2,000 channel Input/Output System Two remote seismic recording (RSR) system is expected to be approximately $6,000,000 to be financed as discussed below in "Credit Agreement.".

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

The loan agreement of April 1, 1996 was amended in May 1997 to include a renewal and increase of the principal amount of the revolving line of credit to $6,000,000 with a maturity date of April 15, 1999, and an additional six year term facility for the purchase of capital equipment of $5,000,000. The term facility and working capital will be utilized to finance the equipment to be placed into service in August 1997.

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


                                          DAWSON GEOPHYSICAL COMPANY
                                          (REGISTRANT)



                                          By: /s/ L. Decker Dawson
                                             ------------------------------
                                             L. Decker Dawson
                                             President



                                             /s/ Christina W. Hagan
                                             ------------------------------
                                             Christina W. Hagan
                                             Chief Financial Officer



DATE: August 6, 1997

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  10             First Amendment to Loan Agreement

  27             Financial Data Schedule