Form 10-Q
period 1998-03-31
DAWSON GEOPHYSICAL CO
filed 1998-05-11
CIK 351231

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   (Mark One)

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended   March 31, 1998
                                                ------------------

                                       OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                                   __________

 For Quarter Ended  March 31, 1998         Commission File number 2-71058
                   ----------------                              ---------

                           DAWSON GEOPHYSICAL COMPANY
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            TEXAS                                         75-0970548
 ------------------------------              ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

    208 S. Marienfeld, Midland, Texas                          79701
 ----------------------------------------               ------------------
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
                                              ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                             Outstanding at March 31, 1998
--------------------------------             -----------------------------
Common Stock, $.33 1/3 par value                   5,351,000 shares

                           DAWSON GEOPHYSICAL COMPANY

                                     INDEX


                                                                                       Page No.
                                                                                       --------
Part I.          Financial Information:

                 Statements of Operations --
                       Three Months and Six Months
                       ended March 31, 1998 and 1997                                     3

                 Balance Sheets --
                       March 31, 1998 and September 30,
                       1997                                                              4

                 Statements of Cash Flows --
                       Six Months Ended March 31, 1998
                       and 1997                                                          5

                 Notes to Financial Statements                                           6

                 Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                         8


Part II.         Other Information

                         PART I.  FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended                Six Months Ended
                                                       March 31                          March 31
                                            -----------------------------     -----------------------------

                                                1998            1997              1998              1997
                                            ------------     ------------     ------------     ------------
Operating revenues                          $ 13,557,000     $ 11,721,000     $ 27,344,000     $ 21,784,000

Operating costs:
    Operating expenses                         9,808,000        7,913,000       18,901,000       14,713,000
    General and administrative                   483,000          346,000          965,000          666,000
    Depreciation                               2,244,000        1,906,000        4,355,000        3,771,000
                                            ------------     ------------     ------------     ------------

                                              12,535,000       10,165,000       24,221,000       19,150,000
                                            ------------     ------------     ------------     ------------

Income from operations                         1,022,000        1,556,000        3,123,000        2,634,000

Other income (expense):
      Interest income                            223,000           56,000          370,000           81,000
      Interest expense                                --         (112,000)        (125,000)        (230,000)
      Gain on disposal of assets                   3,000          175,000          148,000          193,000
      Other income                                 8,000            1,000           23,000            9,000
                                            ------------     ------------     ------------     ------------


Income before income tax                       1,256,000        1,676,000        3,539,000        2,687,000

Income tax expense:
      Current                                   (281,000)        (413,000)        (947,000)        (600,000)
      Deferred                                  (158,000)        (173,000)        (292,000)        (340,000)
                                            ------------     ------------     ------------     ------------
                                                (439,000)        (586,000)      (1,239,000)        (940,000)
                                            ------------     ------------     ------------     ------------

Net income                                  $    817,000     $  1,090,000     $  2,300,000     $  1,747,000
                                            ============     ============     ============     ============

Net income per common share                 $        .15     $        .26     $        .46     $        .42
                                            ============     ============     ============     ============

Net income per common share--
      assuming dilution                     $        .15     $        .26     $        .45     $        .42
                                            ============     ============     ============     ============

Weighted average equivalent shares
    outstanding                                5,351,000        4,171,122        5,028,187        4,166,524
                                            ============     ============     ============     ============

Weighted average equivalent shares
      outstanding--assuming dilution           5,376,636        4,188,012        5,057,918        4,189,456
                                            ============     ============     ============     ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS


                                                     March 31, 1998  September 30, 1997
                                                     --------------  ------------------
                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                          $  3,508,000     $  4,774,000
   Marketable securities                                13,025,000        3,968,000
   Accounts receivable                                  10,315,000        8,724,000
   Income taxes receivable                                 520,000               --
   Prepaid expenses                                        555,000          288,000
                                                      ------------     ------------

           Total current assets                         27,923,000       17,754,000
                                                      ------------     ------------


Property, plant and equipment                           68,977,000       63,267,000
   Less accumulated depreciation                       (31,579,000)     (27,460,000)
                                                      ------------     ------------

         Net property, plant and equipment              37,398,000       35,807,000
                                                      ------------     ------------

                                                      $ 65,321,000     $ 53,561,000
                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt               $         --     $  1,690,000
   Accounts payable                                      1,588,000        3,956,000
   Accrued liabilities:
      Payroll and other taxes                              587,000          566,000
      Other                                                244,000          494,000
                                                      ------------     ------------

           Total current liabilities                     2,419,000        6,706,000
                                                      ------------     ------------

Long-term debt, less current maturities                         --        7,893,000

Deferred income taxes                                    1,709,000        1,417,000

Stockholders' equity:
   Preferred stock - par value $1.00 per share;
       5,000,000 shares authorized, none
       outstanding                                              --               --
   Common stock - par value $.33 1/3 per
       share; 10,000,000 shares authorized,
       5,351,000 and 4,199,250 shares
       issued and outstanding                            1,784,000        1,400,000
   Additional paid-in capital                           38,183,000       17,174,000
   Retained earnings                                    21,226,000       18,971,000
                                                      ------------     ------------

           Total stockholders' equity                   61,193,000       37,545,000
                                                      ------------     ------------

                                                      $ 65,321,000     $ 53,561,000
                                                      ============     ============

Contingencies (See Note 3)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                           March 31
                                                                ----------------------------
                                                                    1998             1997
                                                                ------------     -----------
Cash flows from operating activities:
         Net income                                             $  2,300,000     $ 1,747,000

         Adjustments to reconcile net income to net cash
            provided by operating activities:
         Depreciation                                              4,355,000       3,771,000
         Gain on disposal of assets                                 (148,000)       (193,000)
         Non-cash interest income                                    (31,000)         (6,000)
         Deferred income taxes                                       292,000         340,000
         Other                                                        83,000           8,000
         Change in current assets and liabilities:
         Increase in accounts receivable                          (1,591,000)     (1,079,000)
         Increase in prepaid expenses                               (267,000)       (129,000)
         Decrease (increase) in income taxes receivable             (520,000)        193,000
         Decrease in accounts payable                             (2,368,000)       (882,000)
         Increase (decrease) in accrued liabilities                 (229,000)         81,000
         Increase in federal and state income
            taxes payable                                                 --         162,000
                                                                ------------     -----------

Net cash provided by operating activities                          1,876,000       4,013,000
                                                                ------------     -----------

Cash flows from investing activities:
         Proceeds from disposal of assets                            240,000         285,000
         Capital expenditures                                     (6,154,000)     (1,636,000)
         Proceeds from maturity of marketable
            securities                                             5,500,000              --
         Proceeds from sale of marketable securities                      --         742,000
         Investment in marketable securities                     (14,523,000)     (3,377,000)
                                                                ------------     -----------

Net cash used in investing activities                            (14,937,000)     (3,986,000)
                                                                ------------     -----------

Cash flows from financing activities:
         Principal payments on debt                               (9,583,000)       (428,000)
         Proceeds from exercise of stock options                       7,000         157,000
         Issuance of common stock                                 21,371,000              --
                                                                ------------     -----------

Net cash provided by (used in) financing activities               11,795,000        (271,000)
                                                                ------------     -----------

Net decrease in cash and cash equivalents                         (1,266,000)       (244,000)

Cash and cash equivalents at beginning of period                   4,774,000       1,493,000
                                                                ------------     -----------

Cash and cash equivalents at end of period                      $  3,508,000     $ 1,249,000
                                                                ============     ===========



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                         NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the six months ended March 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year.

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

5.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:

                                                         Six Months ended            Three Months ended
                                                      ------------------------    ------------------------
                                                            December 31                   March 31
                                                      ------------------------    ------------------------
                                                         1998          1997          1998          1997
                                                      ----------    ----------    ----------    ----------
     Numerator:
       Net income and numerator for basic
         and diluted net income per
         common share-income available
         to common stockholders                       $2,300,000    $1,747,000    $  817,000    $1,090,000
                                                      ----------    ----------    ----------    ----------

     Denominator:
       Denominator for basic net income
         per common share-weighted
         average common shares                         5,028,187     4,166,524     5,351,000     4,171,122

       Effect of dilutive securities-
         employee stock options                           29,731        22,932        25,636        16,890
                                                      ----------    ----------    ----------    ----------
       Denominator for diluted net
         income per common share-
         adjusted weighted average
         common shares and assumed
         conversions                                   5,057,918     4,189,456     5,376,636     4,188,012
                                                      ----------    ----------    ----------    ----------

     Basic net income per common share                $      .46    $      .42    $      .15    $      .26
                                                      ==========    ==========    ==========    ==========

     Diluted net income per common
       share                                          $      .45    $      .42    $      .15    $      .26
                                                      ==========    ==========    ==========    ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The results of operations for the six months ended March 31, 1998 compare favorably to the same period of the prior year despite operating interruptions due to weather and permitting problems, which negatively impacted the quarter ended March 31, 1998. The Company is experiencing favorable weather during the third quarter of fiscal 1998. In November 1997, the Company completed a secondary public offering of 1,150,000 common shares with net proceeds of $21,371,000. In reviewing the Company's financial statements it should be noted that quarterly fluctuations in the Company's results of operations can occur due to weather, land use permitting and other factors.

RESULTS OF OPERATIONS

The Company's operating revenues for the first six months of 1998 totaled $27,344,000 versus $21,784,000 for the same period of fiscal 1997, an increase of 25.5%. For the three months ended March 31, 1998, operating revenues totaled $13,557,000 versus $11,721,000 for the same period of fiscal 1997, an increase of 15.7%. The increase for the six-month period reflects the Company's added production capacity in response to continued strong demand for 3-D seismic services. In August 1997, the Company added a new, sixth data acquisition crew. To further complement capacity, the Company has continually added channels to each of its crews. The increase in the quarter ended March 31, 1998 versus the same period of fiscal 1997 indicates the effect of weather and permitting problems.

Operating expenses for the six months ended March 31, 1998 totaled $18,901,000, an increase of $4,188,000, or 28.5%, over the same period of fiscal 1997. For the quarter ended March 31, 1998, operating expenses increased $1,895,000, or 23.9%. Operating expenses increased primarily as a result of increased personnel and other expenses associated with equipment acquisitions and
technological upgrades.   The Company experienced two "one time" events during
the first quarter of fiscal 1998. The Company received insurance proceeds of approximately $380,000 resulting from livestock induced damages to equipment, which was recognized as expense in fiscal 1997; and incurred approximately $160,000 in equipment rental expense.

General and administrative expenses for the six months ended March 31, 1998 totaled $965,000, an increase of $299,000 from the same period of fiscal 1997. For the quarter ended March 31, 1998, general and administrative expenses totaled $483,000, an increase of $137,000 from the same quarter of fiscal 1997. The increase primarily reflects additional personnel required to support expanding operations. General and administrative expenses totaled 3.5% of operating revenues for the six months ended March 31, 1998 versus 3.1% of operating revenues for the same period of the prior year.

Depreciation for the six months ended March 31, 1998 totaled $4,355,000, an increase of $584,000 from the same period of fiscal 1997. For the quarter ended March 31, 1998, depreciation increased $338,000, or 17.7%. Depreciation increased as a result of the capital expansion discussed below in "Liquidity and Capital Resources."

Total operating costs for the first six months of fiscal 1998 totaled $24,221,000, an increase of 26.5%, from the same period of fiscal 1997 due to the factors described above. For the quarter ended March 31, 1998, operating costs increased 23.3% from the same period of the prior year. These increases are consistent with the high proportion of relatively fixed total operating costs (including personnel costs and depreciation) in conjunction with the addition of the Company's sixth crew in August 1997. Due to the unfavorable circumstances described above, income from operations of $1,022,000 represents 7.5% of revenues for the three months ended March 31, 1998 as compared to a ratio of 13.3% for the same period of the prior year. For the six-month periods of fiscal years 1998 and 1997, the ratios of income from operations to revenues of 11.4% and 12.0% respectively, indicate the ability of results from operations to absorb some degree of negative impacts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities for the six months ended March 31, 1998 of $1,876,000 as compared to $4,013,000 for the same period of the prior year is a decrease of $2,137,000. While net income and depreciation resulted in increases for fiscal 1998 from fiscal 1997, the net decrease is due to fluctuations in working capital components.

Net cash used in investing activities increased to $14,937,000 from $3,986,000 resulting from investment of offering proceeds and increased capital expenditures in the first six months of fiscal 1998 as compared to the same period of fiscal 1997.

The cash flows provided by financing activities for the quarter ended December 31, 1998 represent the net of the offering proceeds reduced by the retirement of debt.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. In April of 1998 the Company announced the purchase of a 3,100- channel Input/Output System Two Remote Recording System to replace the Halliburton MDS-18X recording system. The approximate cost of the new system is $5,000,000. Capital expenditures to date, as well as an additional $7,800,000 committed for the remainder of fiscal 1998, are for various additions and replacements of cables and geophones, the continuous effort to sustain a safe fleet of vehicles, the next generation of mainframe computers for data processing, and leasehold improvements for the move of our corporate office. Depreciation has increased as a new crew has been placed into service each year for the past several years.

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


                                             DAWSON GEOPHYSICAL COMPANY
                                             -----------------------------
                                             (REGISTRANT)



                                             By: /s/ L. Decker Dawson
                                                 --------------------------
                                                 L. Decker Dawson
                                                 President



                                                 /s/ Christina W. Hagan
                                                 --------------------------
                                                 Christina W.  Hagan
                                                 Vice President and Chief
                                                 Financial Officer



DATE:    April 22, 1998
     ----------------------

                               INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

   27                    Financial Data Schedule