Form 10-Q
period 1998-06-30
DAWSON GEOPHYSICAL CO
filed 1998-08-12
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

     For Quarter Ended June 30, 1998         Commission File number 2-71058


                           DAWSON GEOPHYSICAL COMPANY
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

              TEXAS                                      75-0970548
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

508 West Wall, Suite 800, Midland, Texas                  79701
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

        (Registrant's telephone number, including area code) 915/684-3000

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
                                             ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                      Outstanding at June 30, 1998
     --------------------------------        ----------------------------
     Common Stock, $.33 1/3 par value              5,356,000 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX

                                                                            Page No.
                                                                            --------
Part I.   Financial Information:

          Statements of Operations --
                Three Months and Nine Months
                ended June 30, 1998 and 1997                                   3

          Balance Sheets --
                June 30, 1998 and September 30,
                1997                                                           4

          Statements of Cash Flows --
                Nine Months Ended June 30, 1998
                and 1997                                                       5

          Notes to Financial Statements                                        6

          Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                     8


Part II.  Other Information

                          PART I. FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                 Nine Months Ended
                                                   June 30                            June 30
                                       ------------------------------      ------------------------------
                                           1998              1997              1998              1997
                                       ------------      ------------      ------------      ------------
Operating revenues                     $ 18,647,000      $ 12,520,000      $ 45,991,000      $ 34,304,000

Operating costs:
    Operating expenses                   11,193,000         8,127,000        30,094,000        22,840,000
    General and administrative              478,000           386,000         1,443,000         1,052,000
    Depreciation                          2,461,000         1,685,000         6,816,000         5,456,000
                                       ------------      ------------      ------------      ------------

                                         14,132,000        10,198,000        38,353,000        29,348,000
                                       ------------      ------------      ------------      ------------

Income from operations                    4,515,000         2,322,000         7,638,000         4,956,000

Other income (expense):
      Interest income                       209,000            86,000           579,000           167,000
      Interest expense                           --          (111,000)         (125,000)         (341,000)
      Gain on disposal of assets             19,000             3,000           167,000           196,000
      Other income                            5,000             6,000            28,000            15,000
                                       ------------      ------------      ------------      ------------


Income before income tax                  4,748,000         2,306,000         8,287,000         4,993,000

Income tax expense:
      Current                            (1,386,000)         (622,000)       (2,333,000)       (1,222,000)
      Deferred                             (275,000)         (183,000)         (567,000)         (523,000)
                                       ------------      ------------      ------------      ------------
                                         (1,661,000)         (805,000)       (2,900,000)       (1,745,000)
                                       ------------      ------------      ------------      ------------

Net income                             $  3,087,000      $  1,501,000      $  5,387,000      $  3,248,000
                                       ============      ============      ============      ============

Net income per common share            $        .58      $        .36      $       1.05      $        .78
                                       ============      ============      ============      ============

Net income per common share--
      assuming dilution                $        .57      $        .36      $       1.04      $        .77
                                       ============      ============      ============      ============
Weighted average equivalent shares
    outstanding                           5,353,582         4,199,247         5,136,652         4,177,432
                                       ============      ============      ============      ============

Weighted average equivalent shares
      outstanding--assuming
      dilution                            5,379,341         4,214,035         5,165,082         4,201,552
                                       ============      ============      ============      ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS

                                                      June 30, 1998        September 30, 1997
                                                    -----------------      ------------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                        $       2,473,000      $       4,774,000
   Marketable securities                                    6,527,000              3,968,000
   Accounts receivable                                     13,104,000              8,724,000
   Prepaid expenses                                           549,000                288,000
                                                    -----------------      -----------------

           Total current assets                            22,653,000             17,754,000
                                                    -----------------      -----------------


Property, plant and equipment                              80,036,000             63,267,000
   Less accumulated depreciation                          (33,996,000)           (27,460,000)
                                                    -----------------      -----------------

         Net property, plant and equipment                 46,040,000             35,807,000
                                                    -----------------      -----------------
                                                    $      68,693,000      $      53,561,000
                                                    =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt             $              --      $       1,690,000
   Accounts payable                                         1,542,000              3,956,000
   Accrued liabilities:
          Payroll and other taxes                             380,000                566,000
          Other                                               497,000                494,000
                                                    -----------------      -----------------
           Total current liabilities                        2,419,000              6,706,000
                                                    -----------------      -----------------
Long-term debt, less current maturities                            --              7,893,000
                                                    -----------------      -----------------
Deferred income taxes                                       1,984,000              1,417,000

Stockholders' equity:
   Preferred stock - par value $1.00 per share;
       5,000,000 shares authorized, none
       outstanding                                                 --                     --
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,356,000
       and 4,199,250 shares issued and
       outstanding                                          1,785,000              1,400,000
   Additional paid-in capital                              38,215,000             17,174,000
   Retained earnings                                       24,290,000             18,971,000
                                                    -----------------      -----------------
           Total stockholders' equity                      64,290,000             37,545,000
                                                    -----------------      -----------------
                                                    $      68,693,000      $      53,561,000
                                                    =================      =================

Contingencies (See Note 3)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                                         June 30
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
Cash flows from operating activities:
         Net income                                          $  5,387,000      $  3,248,000

         Adjustments to reconcile net income to net cash
             provided by operating activities:
         Depreciation                                           6,816,000         5,456,000
      Gain on disposal of assets                                 (167,000)         (196,000)
      Other                                                        99,000            (3,000)
      Deferred income tax expense                                 567,000           523,000
      Change in current assets and liabilities:
             Increase in accounts receivable                   (4,380,000)       (2,293,000)
             Increase in prepaid expenses                        (261,000)         (145,000)
             Decrease in income taxes receivable                       --           193,000
             Decrease in accounts payable                      (2,414,000)         (519,000)
             Decrease in accrued liabilities                     (183,000)         (113,000)
             Increase in federal and state income
                  taxes payable                                        --           174,000
                                                             ------------      ------------

Net cash provided by operating activities                       5,464,000         6,325,000
                                                             ------------      ------------

Cash flows from investing activities:
      Proceeds from disposal of assets                            264,000           288,000
      Capital expenditures                                    (17,322,000)       (2,340,000)
      Proceeds from sale and maturity of
                  marketable securities                        14,993,000           742,000
         Investment in marketable securities                  (17,531,000)       (3,377,000)
                                                             ------------      ------------

Net cash used in investing activities                         (19,596,000)       (4,687,000)
                                                             ------------      ------------

Cash flows from financing activities:
      Principal payments on debt                               (9,583,000)         (643,000)
      Issuance of common stock                                 21,371,000                --
      Proceeds from exercise of stock options                      43,000           157,000
                                                             ------------      ------------

Net cash provided (used) by financing activities               11,831,000          (486,000)
                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents           (2,301,000)        1,152,000

Cash and cash equivalents at beginning of period                4,774,000         1,493,000
                                                             ------------      ------------

Cash and cash equivalents at end of period                   $  2,473,000      $  2,645,000
                                                             ============      ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the nine months ended June 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year.

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

5.       NET INCOME PER COMMON SHARE

                                               Three Months Ended             Nine Months Ended
                                                    June 30                       June 30
                                           -------------------------     -------------------------
                                              1998           1997           1998           1997
                                           ----------     ----------     ----------     ----------
Numerator:
    Net income and numerator for basic
      and diluted net income per
      common share-income available
      to common stockholders               $3,087,000     $1,501,000     $5,387,000     $3,248,000
                                           ----------     ----------     ----------     ----------

      Denominator:
      Denominator for basic net income
         per common share-weighted
         average common shares              5,353,582      4,199,247      5,136,652      4,177,432
      Effect of dilutive securities-
         employee stock options                25,759         14,788         28,430         24,120
                                           ----------     ----------     ----------     ----------
      Denominator for diluted net
         income per common share-
         adjusted weighted average
         common shares and assumed
         conversions                        5,379,341      4,214,035      5,165,082      4,201,552
                                           ----------     ----------     ----------     ----------

    Basic net income per common share      $      .58     $      .36     $     1.05     $      .78
                                           ==========     ==========     ==========     ==========

    Diluted net income per common
      share                                $      .57     $      .36     $     1.04     $      .77
                                           ==========     ==========     ==========     ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The results of operations for the three months ended June 30, 1998 are indicative of near-perfect operating conditions along with continued strong demand for the Company's 3-D seismic services. Hot and dry weather, favorable permitting and relatively large prospects contributed to minimal down time and optimal operating results. As the Company continues to enjoy favorable weather during the fourth quarter of fiscal 1998, it is experiencing typical transitions as crews complete one prospect and move to another. In May 1998, a 3,100-channel Input/Output System Two Remote Recording System (RSR) became productive, replacing the Halliburton MDS-18X recording system. With this upgrade the Company operates four Input/Output System Two conventional cable connected telemetry systems and two RSR systems. Capital expenditures for fiscal 1998 of $17,322,000 are comprised of the system upgrade, additional data channels for the existing crews, automotive units, and peripheral equipment. In November 1997, the Company completed a secondary public offering of 1,150,000 common shares with net proceeds of $21,371,000. In reviewing the Company's financial statements it should be noted that quarterly fluctuations in the Company's results of operations can occur due to weather, land use permitting and other factors.

RESULTS OF OPERATIONS

The Company's operating revenues for the first nine months of 1998 totaled $45,991,000 versus $34,304,000 for the same period of fiscal 1997, an increase of 34.1%. For the three months ended June 30, 1998, operating revenues totaled $18,647,000 versus $12,520,000 for the same period of fiscal 1997, an increase of 48.9%. The increase for the nine-month period reflects the Company's added production capacity in response to continued strong demand for 3-D seismic services. In August 1997, the Company added its first RSR system to bring the number of crews to six. To further complement capacity, the Company has continually added channels to each of its crews. The increase in the quarter ended June 30, 1998 versus the same period of fiscal 1997 reflects the near-perfect conditions described above in the Overview.

Operating expenses for the nine months ended June 30, 1998 totaled $30,094,000, an increase of $7,254,000, or 31.8%, over the same period of fiscal 1997. For the quarter ended June 30, 1998, operating expenses increased $3,066,000, or 37.7%. Operating expenses increased primarily as a result of increased personnel and other expenses associated with equipment acquisitions and technological upgrades.

General and administrative expenses for the nine months ended June 30, 1998 totaled $1,443,000, an increase of $391,000 from the same period of fiscal 1997. For the quarter ended June 30, 1998, general and administrative expenses totaled $478,000, an increase of $92,000 from the same quarter of fiscal 1997. The increase primarily reflects additional personnel required to support expanding operations. Due to the Company's significant growth in recent years, the office building occupied since 1960 became outgrown, and the functions performed in that building have been moved to a facility that accommodates the Company's continued growth. General and administrative expenses totaled 3.1% of operating revenues for the nine months ended June 30, 1998 as well as for the same period of the prior year.

Depreciation for the nine months ended June 30, 1998 totaled $6,816,000, an increase of $1,360,000 from the same period of fiscal 1997. For the quarter ended June 30, 1998, depreciation increased $776,000, or 46.1%. Depreciation increased as a result of the capital expansion discussed below in "Liquidity and Capital Resources."

Total operating costs for the first nine months of fiscal 1998 totaled $38,353,000, an increase of 30.7%, from the same period of fiscal 1997 due to the factors described above. For the quarter ended June 30, 1998, operating costs increased 38.6% from the same period of the prior year. These increases are consistent with the high proportion of relatively fixed total operating costs (including personnel costs and depreciation) in conjunction with the addition of the Company's sixth crew in August 1997. Income from operations of $4,515,000 represents 24.2% of revenues for the three months ended June 30, 1998 as compared to a ratio of 18.5% for the same period of the prior year. For the nine-month periods of fiscal years 1998 and 1997, the ratios of income from operations to revenues are 16.6% and 14.4% respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities for the nine months ended June 30, 1998 of $5,464,000 as compared to $6,325,000 for the same period of the prior year is a decrease of $861,000. The net decrease is due to fluctuations in working capital components as net income and depreciation increased for the first nine months of fiscal 1998 as compared to the same period of fiscal 1997. The increase in accounts receivable reflects increased activity, and accounts receivable are considered collectible.

Net cash used in investing activities increased to $19,596,000 from $4,687,000 resulting from investment of offering proceeds and increased capital expenditures in the first nine months of fiscal 1998 as compared to the same period of fiscal 1997.

The cash flows provided by financing activities for the fiscal 1998 represent the net of the offering proceeds reduced by the retirement of debt.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. In April of 1998 the Company announced the purchase of a 3,100-channel

Input/Output System Two Remote Recording System to replace the Halliburton MDS-18X recording system. The approximate cost of the new system is $5,000,000. Capital expenditures to date of $17,322,000 include the new system as well as additions and replacements of cables and geophones, vehicles and other peripheral equipment. For the remainder of fiscal 1998, the Company anticipates the purchase of seismic data processing hardware and software, ancillary seismic data acquisition instrumentation, and leasehold improvements for the move of its corporate office. Depreciation has increased as a new crew has been placed into service each year for the past several years.

Capital Resources

The Company believes that its capital resources including its holdings of marketable securities, the availability of bank borrowings, and cash flow from operations are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments.

Year 2000

The Company utilizes software and technologies throughout its operations that may be affected by the date change in the year 2000 (Year 2000 Issue). An assessment of the systems that will be affected by the Year 2000 Issue is underway. The Company does not believe the costs related the Year 2000 Issue will materially impact its results of operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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


                                        DAWSON GEOPHYSICAL COMPANY
                                        (REGISTRANT)



                                        By:  /s/ L. Decker Dawson
                                             -----------------------------------
                                             L. Decker Dawson
                                             President



                                             /s/ Christina W. Hagan
                                             -----------------------------------
                                             Christina W. Hagan
                                             Vice President and Chief Financial
                                             Officer



DATE:         August 10, 1998
     ---------------------------------

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
       27                     Financial Data Schedule
       27.1                   Restated Financial Data Schedule