Form 10-Q
period 1998-12-31
DAWSON GEOPHYSICAL CO
filed 1999-02-08
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                                               -----------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from________ to ________

                                   ---------

 For Quarter Ended December 31, 1998            Commission File number 2-71058
                   -----------------                                   -------

                           DAWSON GEOPHYSICAL COMPANY
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            TEXAS                                         75-0970548
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

508 West Wall, Suite 800, Midland, Texas                    79701
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

        (Registrant's telephone number, including area code) 915/684-3000
                                                             ------------

                      208 South Marienfeld, Midland, Texas
 ------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                       Outstanding at December 31, 1998
     --------------------------------        --------------------------------
     Common Stock, $.33 1/3 par value                 5,405,794 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX

                                                                                       Page No.
                                                                                       --------
Part I.           Financial Information:

                  Statements of Operations --
                        Three Months ended December 31,
                        1998 and 1997                                                       3

                  Balance Sheets --
                        December 31, 1998 and September 30,
                        1997                                                                4

                  Statements of Cash Flows --
                        Three Months Ended December 31,
                        1998 and 1997                                                       5

                  Notes to Financial Statements                                             6

                  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                          8


Part II.          Other Information

                          PART I. FINANCIAL INFORMATION



                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                      December 31
                                                          ---------------------------------
                                                               1998                 1997
                                                          ------------         ------------
Operating revenues                                        $  8,018,000         $ 13,787,000

Operating costs:
    Operating expenses                                       6,433,000            9,093,000
    General and administrative                                 546,000              482,000
    Depreciation                                             2,711,000            2,111,000
                                                          ------------         ------------

                                                             9,690,000           11,686,000
                                                          ------------         ------------

Income (loss) from operations                               (1,672,000)           2,101,000
Other income (expense):
         Interest income                                       186,000              147,000
         Other                                                   6,000               15,000
         Interest expense                                         --               (125,000)
         Gain on disposal of assets                             11,000              145,000
                                                          ------------         ------------

Income (loss) before income tax                             (1,469,000)           2,283,000

Income tax benefit (expense):
         Current                                               615,000             (666,000)
         Deferred                                             (120,000)            (134,000)
                                                          ------------         ------------

                                                               495,000             (800,000)
                                                          ------------         ------------

Net income (loss)                                         $   (974,000)        $  1,483,000
                                                          ============         ============


Net income (loss) per common share                        $       (.18)        $        .31
                                                          ============         ============

Net income (loss) per common share-assuming
         dilution                                         $       (.18)        $        .31
                                                          ============         ============

Weighted average equivalent common
         shares outstanding                                  5,368,790            4,712,391
                                                          ============         ============


Weighted average equivalent common
         shares outstanding-assuming dilution                5,371,017            4,745,341
                                                          ============         ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS


                                                             December 31, 1998    September 30,1998
                                                             -----------------    -----------------
                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                   $  8,757,000         $  5,745,000
   Short-term investments                                         6,484,000            6,515,000
   Accounts receivable                                            8,093,000           11,821,000
     Income taxes receivable                                      1,701,000            1,050,000
   Prepaid expenses                                                 360,000              416,000
                                                               ------------         ------------

           Total current assets                                  25,395,000           25,547,000
                                                               ------------         ------------


Property, plant and equipment                                    73,500,000           73,584,000
   Less accumulated depreciation                                (30,307,000)         (27,672,000)
                                                               ------------         ------------

           Net property, plant and equipment                     43,193,000           45,912,000
                                                               ------------         ------------

                                                               $ 68,588,000         $ 71,459,000
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 633,000            1,766,000
   Accrued liabilities:
     Payroll costs and other taxes                                  309,000              635,000
     Other                                                             --                810,000
                                                               ------------         ------------

           Total current liabilities                                942,000            3,211,000
                                                               ------------         ------------


Deferred income taxes                                             2,726,000            2,606,000

Stockholders' equity:
   Preferred stock - par value $1.00 per share;
     5,000,000 shares authorized, none
     outstanding                                                       --                   --
   Common stock - par value $.33 1/3 per share;
     10,000,000 shares authorized, 5,405,794
     and 5,361,000 shares issued and
     outstanding respectively                                     1,802,000            1,787,000
   Additional paid-in capital                                    38,492,000           38,256,000
   Retained earnings                                             24,626,000           25,599,000
                                                               ------------         ------------

           Total stockholders' equity                            64,920,000           65,642,000
                                                               ------------         ------------

                                                               $ 68,588,000         $ 71,459,000
                                                               ============         ============

Contingencies (See Note 3)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                    December 31
                                                                         ---------------------------------
                                                                              1998                 1997
                                                                         ------------         ------------
Cash flows from operating activities:
         Net income (loss)                                               $   (974,000)        $  1,483,000

         Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
         Depreciation                                                       2,711,000            2,111,000
         Gain on disposal of assets                                           (11,000)            (145,000)
         Non-cash interest income                                                --                (22,000)
         Deferred income taxes                                                120,000              134,000
         Other                                                                319,000               49,000
         Change in current assets and liabilities:
         Decrease (increase) in accounts receivable                         3,728,000           (3,886,000)
         Increase in income taxes receivable                                 (651,000)                --
         Decrease in prepaid expenses                                          56,000                2,000
         Decrease in accounts payable                                      (1,133,000)            (136,000)
         Decrease in accrued liabilities                                   (1,136,000)            (629,000)
         Increase in federal and state income taxes payable                      --                680,000
                                                                         ------------         ------------

Net cash provided by (used in) operating activities                         3,029,000             (359,000)
                                                                         ------------         ------------

Cash flows from investing activities:
         Proceeds from disposal of assets                                      11,000              209,000
         Capital expenditures                                                 (50,000)          (4,276,000)
         Proceeds from maturity of marketable securities                    1,000,000            1,000,000
         Investment in marketable securities                                 (978,000)          (9,992,000)
                                                                         ------------         ------------

Net cash used in investing activities                                         (17,000)         (13,059,000)
                                                                         ------------         ------------

Cash flows from financing activities:
         Issuance of common stock                                                --             21,371,000
         Principal payments on debt                                              --             (9,583,000)
         Proceeds from exercise of stock options                                 --                  7,000
                                                                         ------------         ------------

Net cash provided by financing activities                                        --             11,795,000
                                                                         ------------         ------------

Net increase (decrease) in cash and cash equivalents                        3,012,000           (1,623,000)

Cash and cash equivalents at beginning of period                            5,745,000            4,774,000
                                                                         ------------         ------------

Cash and cash equivalents at end of period                               $  8,757,000         $  3,151,000
                                                                         ============         ============



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months December 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year.

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

3.       CONTINGENCIES

         The Company is a defendant in two lawsuits pending in the 112th and 83rd District Courts of Pecos County, Texas (respectively, Cause No. 8812, Ernestine Bernal, et al. Vs. Javier Antonio Orona, et al.; and Cause No. P5565-83-CV, Carla Jaquez, et al. Vs. Javier Antonio, et al.) relating to a July 1995 accident involving a van owned by the Company which was used to transport employees to various job sites and a non-Company owned vehicle. The accident resulted in the deaths of four Company employees who were passengers in such van. The Company is one of several named defendants in such suits. Other named defendants include the estate of the deceased driver of such van, who was an employee of the Company, the driver of such non-Company owned vehicle, who was then an employee of the Company, the owner of such vehicle, and Ford Motor Company, the manufacturer of the Company van involved in such accident. In general, the claims against the Company include allegations of negligence, gross negligence and/or intentional tort as a result of, among other things, the Company's alleged failure to provide safe transportation for its employees and to properly select, train and supervise the deceased driver of such van. The plaintiffs in such suits are seeking actual damages from the defendants of $15.5 million, additional unspecified actual damages, prejudgment and post-judgment interest and costs of suit as well as exemplary and punitive damages in an amount not to exceed four times the amount of actual damages. The Company believes that it has meritorious defenses to the claims asserted against it in such suits and it intends to vigorously defend itself against such claims. In addition, the Company believes that it has approximately $11 million of liability insurance coverage to provided against an unfavorable outcome. Such suits are currently in the discovery stage and the Company currently has pending before the court a motion for summary judgment in Cause No. 8812 requesting that the Company be dismissed from such suit based upon various legal theories. Such motion has not yet been heard by the court. A trial date of February 22, 1999 has been set for these cases. Due to the uncertainties inherent in litigation, no assurance can be given as to the ultimate outcome of such suits or the adequacy or availability of the Company's liability insurance to cover the damages, if any, which may be assessed against the Company in such suits. A judgment awarding plaintiffs an amount significantly exceeding the Company's available insurance coverage could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

5.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:

                                                                 Three Months Ended
                                                                     December 31

                                                              1998                1997
                                                          -----------         -----------
Numerator:
  Net income (loss) and numerator for basic
    and diluted net income per
    common share-income available
    to common stockholders                                $  (974,000)        $ 1,483,000
                                                          -----------         -----------

Denominator:
  Denominator for basic net income
    per common share-weighted
    average common shares                                   5,368,790           4,712,391
  Effect of dilutive securities-
    employee stock options                                      2,227              32,950
                                                          -----------         -----------
  Denominator for diluted net
    income per common share-
    adjusted weighted average
    common shares and assumed
    conversions                                             5,371,017           4,745,341
                                                          -----------         -----------

Net income (loss) per common share                        $      (.18)        $       .31
                                                          ===========         ===========

Net income (loss) per common
  share--assuming dilution                                $      (.18)        $       .31
                                                          ===========         ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's financial statements. In addition, in reviewing the Company's financial statements it should be noted that the Company's revenues directly relate to oil and gas exploration and production activity and fluctuations in the Company's results of operations can occur due to weather, land use permitting and other factors. Decreases in oil and gas activities have adversely affected the demand for the Company's services and the Company's results of operations.

This report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.


OVERVIEW

The revenues of the Company were severely impacted during the quarter ended December 31, 1998 due to low crude oil prices. Demand for the Company's services is expected to continue to be directly related to crude oil prices. The Company has taken cost reduction measures in response to decreased demand for its services. The Company reduced the number of operating crews from six to three during the quarter.


RESULTS OF OPERATIONS

The Company's operating revenues for the first quarter of 1999 totaled $8,018,000 versus $13,787,000 for the same period of fiscal 1998, a decrease of 41.8%. Demand for the Company's services was negatively impacted by low crude oil prices. During the quarter ended December 31, 1998, the Company reduced the number of operating crews from six to three.

Operating expenses for the quarter ended December 31, 1998 totaled $6,433,000, a decrease of 29.3% over the same period of fiscal 1998. Operating expenses decreased as a result of decreased demand for the Company's services. Additional cost reduction measures, such as employee layoffs and salary reductions, were implemented in January 1999.

General and administrative expenses for the quarter ended December 31, 1998 totaled $546,000, an increase of 13.3% over the same period of fiscal 1998. The increase reflects personnel and other expenses added throughout fiscal 1998 that were required to support expanding operations. Cost reduction measures were implemented in January 1999 to reduce general and administrative expenses. Rent expense is also reflected in the quarter ended December 31, 1998 as the office building owned and occupied since 1960 became outgrown, and the functions performed in that building were moved to a more accommodating, leased facility in July 1998.

Depreciation for the quarter ended December 31, 1998 totaled $2,711,000, an increase of 28.4% from the same quarter of fiscal 1998. Depreciation continued to increase as a result of capital expansion during fiscal 1998. See the discussion below in "Liquidity and Capital Resources."

Total operating costs for the first quarter of fiscal 1999 totaled $9,690,000, a decrease of 17.1% from the first quarter of fiscal 1998 due to the factors described above. The 41.8% decrease of revenues as compared to the 17.1% decrease of total operating costs reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs).


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities of $3,029,000 in the quarter ended December 31, 1998 reflects decreases in accounts receivable and current liabilities which occurred due to reduced revenues and cost cutting measures. The increase in income taxes receivable in fiscal 1999 is a result of the Company's recognition of a tax benefit generated by the net loss for the quarter ended December 31, 1998.

Net cash used in investing activities decreased to $17,000 from $13,059,000 resulting from significantly decreased capital expenditures in fiscal 1999 as compared to fiscal 1998; and, in fiscal 1998, the Company invested proceeds from the November 1997 public offering in U.S. Treasury instruments.

The cash flows provided by financing activities for the quarter ended December 31, 1997 represent the difference between the offering proceeds and the the retirement of debt.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Depreciation has increased as a new crew has been placed into service each year for the past several years. Capital expenditures for fiscal 1999 are not anticipated to be material. The Company will maintain equipment in and out of service in anticipation of increased future demand of the Company's services.

Capital Resources

The Company believes that its capital resources including its short-term investments, the availability of bank borrowings, and cash flow from operations are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments.

Litigation

The Company is a defendant in two lawsuits relating to a July 1995 accident involving a van owned by the Company in which four Company employees died. The Company believes that it has meritorious defenses to the claims asserted against it in such suits. Further, while the plaintiffs seek damages in excess of the Company's liability insurance policies, the Company believes that its liability insurance should provide adequate coverage of the damages, if any, which may be assessed against the Company in such litigation. Due to the uncertainties inherent in litigation, no assurance can be given as to the ultimate outcome of such suits or the adequacy or availability of the Company's liability insurance to cover any such damages. A judgment awarding plaintiffs an amount significantly exceeding the Company's available insurance coverage could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

Year 2000

The Company utilizes software and technologies throughout its operations that may be vulnerable to the date change in the year 2000. Identification, assessment, and in some cases, replacement of equipment that may be affected by the year 2000 is underway. Software controlled by the Company, including its propriety seismic processing package, has been tested successfully. Replacements and upgrades have not been accelerated by the year 2000 issue and do not represent costs in addition to normal operating expenditures. The Company has begun communications with its significant suppliers to determine if those parties have appropriate plans to remedy year 200 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. To date, the Company has spent approximately $20,000 primarily in the assessment of and testing for year 2000 compliance. Assessment will continue throughout fiscal 1999, with an additional estimated cost of $30,000. Although the Company is not aware of any material operational issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000. A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in an interruption of the Company's services. The Company currently does not have a formal contingency plan. If unforeseen problems are encountered that relate to the year 2000, possible solutions will be evaluated and the most efficient will be enacted.

                                    SIGNATURE




                     Pursuant to the requirements of the Securities

                     Exchange Act of 1934, the Registrant has duly

                     caused this report to be signed on its behalf by

                     the undersigned, thereunto duly authorized.


                                       DAWSON GEOPHYSICAL COMPANY
                                       ---------------------------------------
                                       (REGISTRANT)



                                       By: /s/ L. Decker Dawson
                                       ---------------------------------------
                                       L. Decker Dawson
                                       President



                                       /s/ Christina W. Hagan
                                       ---------------------------------------
                                       Christina W. Hagan
                                       Chief Financial Officer



DATE:       February 4, 1999
     -----------------------

                               Index to Exhibits

Exhibit No.                Description
-----------                -----------
  27                       Financial Data Schedule
