Form 10-Q
period 1999-03-31
DAWSON GEOPHYSICAL CO
filed 1999-04-30
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from____________ to

       For Quarter Ended March 31, 1999   Commission File number 2-71058
                         --------------                          -------
                           DAWSON GEOPHYSICAL COMPANY
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                   TEXAS                           75-0970548
                   -----                           ----------
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

          508 West Wall, Suite 800, Midland, Texas      79701
          ----------------------------------------      ------
          (Address of principal executive offices)     (Zip Code)

        (Registrant's telephone number, including area code) 915/684-3000
                                                             ------------
                                      NONE
                                      ----
 (Former Name, Former Address & Former Fiscal Year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                       Outstanding at March 31, 1999
--------------------------------        -----------------------------
Common Stock, $.33 1/3 par value               5,406,794 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX



                                                                                       Page No.
                                                                                       --------
Part I.           Financial Information:

                  Statements of Operations --
                        Three Months and Six Months
                        ended March, 1999 and 1998                                          3

                  Balance Sheets --
                        March 31, 1999 and September 30,
                        1998                                                                4

                  Statements of Cash Flows --
                        Six Months Ended March 31,
                        1999 and 1998                                                       5

                  Notes to Financial Statements                                             6

                  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                          8


Part II.          Other Information

                          PART I. FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended             Six Months Ended
                                                     March 31                      March 31
                                            --------------------------      ----------------------

                                                1999           1998          1999         1998
                                            ----------     -----------   -----------  ------------

Operating revenues                          $6,053,000     $13,557,000   $14,071,000  $27,344,000
                                            ----------     -----------   -----------  -----------
Operating costs:
         Operating expenses                  5,308,000       9,808,000    11,741,000   18,901,000
         General and administrative            494,000         483,000     1,040,000      965,000
         Depreciation                        2,698,000       2,244,000     5,409,000    4,355,000
                                            ----------      ----------   -----------  -----------
                                             8,500,000      12,535,000    18,190,000   24,221,000
                                            ----------      ----------   -----------  -----------
Income (loss) from operations               (2,447,000)      1,022,000    (4,119,000)   3,123,000

Other income (expense):

         Interest income                       212,000         223,000       398,000      370,000
         Interest expense                         -               -             -        (125,000)
         Gain (loss) on disposal of assets     (23,000)          3,000       (12,000)     148,000
         Other income                           36,000           8,000        42,000       23,000
                                            ----------      ----------   -----------   ----------

Income (loss) before income tax             (2,222,000)      1,256,000    (3,691,000)   3,539,000
     Income tax benefit (expense):
         Current                               845,000        (281,000)    1,461,000     (947,000)
         Deferred                              (84,000)       (158,000)     (205,000)    (292,000)
                                            ----------      ----------    ----------   ----------
                                               761,000        (439,000)    1,256,000   (1,239,000)
                                            ----------      ----------   -----------   ----------

Net income (loss)                          $(1,461,000)     $  817,000    $(2,435,000) $ 2,300,000
                                           ===========      ==========    ===========  ===========
Net income (loss) per common share               $(.27)           $.15          $(.45)        $.46
                                           ===========      ===========   ===========   ==========


Net income (loss) per common share-
         assuming dilution                       $(.27)           $.15          $(.45)        $.45
                                           ===========      ==========     ==========   ==========



Weighted average equivalent common
    shares outstanding                       5,406,416       5,351,000      5,387,397    5,028,187
                                           ===========     ===========    ===========   ==========

Weighted average equivalent common
         shares outstanding-assuming
         dilution                            5,406,416       5,376,636      5,387,397    5,057,918
                                           ===========     ===========    ===========   ==========

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS

                                                     March 31  1999              September 30, 1998
                                                     --------------              ------------------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $11,966,000                        $ 5,745,000
   Short-term investments                              6,486,000                          6,515,000
   Accounts receivable                                 6,460,000                         11,821,000
   Income taxes receivable                             1,484,000                          1,050,000
   Prepaid expenses                                      392,000                            416,000
                                                     -----------                        -----------

           Total current assets                       26,788,000                         25,547,000
                                                     -----------                        -----------

Property, plant and equipment                         72,084,000                         73,584,000
   Less accumulated depreciation                     (31,617,000)                       (27,672,000)
                                                     -----------                        -----------
           Net property, plant and equipment          40,467,000                         45,912,000
                                                     -----------                        -----------


                                                     $67,255,000                        $71,459,000
                                                     ===========                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $   577,000                        $ 1,766,000
   Accrued liabilities:
      Payroll costs and other taxes                      373,000                            635,000
      Other                                               31,000                            810,000
                                                     -----------                        -----------

           Total current liabilities                     981,000                          3,211,000
                                                     -----------                        -----------

Deferred income taxes                                  2,811,000                          2,606,000

Stockholders' equity:
   Preferred stock - par value $1.00 per share;
         5,000,000 shares authorized, none outstanding         -                                  -
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,406,794
         and 5,361,000 shares issued and outstanding
         in 1999 and 1998, respectively                1,802,000                          1,787,000
   Additional paid-in capital                         38,497,000                         38,256,000
   Retained earnings                                  23,164,000                         25,599,000
                                                     -----------                        -----------
           Total stockholders' equity                 63,463,000                         65,642,000
                                                     -----------                        -----------

                                                     $67,255,000                        $71,459,000
                                                     ===========                        ===========

Contingencies (See Note 3)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     March 31
                                                                         --------------------------------
                                                                             1999                1998
                                                                         -----------         ------------
Cash flows from operating activities:
         Net income (loss)                                                $ (2,435,000)     $  2,300,000

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                        5,409,000         4,355,000
         Loss (gain) on disposal of assets                                      12,000          (148,000)
         Non-cash interest income                                              (11,000)          (31,000)
         Non-cash compensation                                                 256,000              --
         Deferred income taxes                                                 205,000           292,000
         Other                                                                 160,000            83,000
         Change in current assets and liabilities:
           Decrease (increase) in accounts receivable                        5,361,000        (1,591,000)
           Decrease (increase) in prepaid expenses                              24,000          (267,000)
           Increase in income taxes receivable                                (434,000)         (520,000)
           Decrease in accounts payable                                     (1,189,000)       (2,368,000)
           Decrease in accrued liabilities                                  (1,041,000)         (229,000)
                                                                          ------------       -----------

Net cash provided by operating activities                                    6,317,000         1,876,000
                                                                          ------------       -----------

Cash flows from investing activities:
  Proceeds from disposal of assets                                              16,000           240,000
  Capital expenditures                                                        (134,000)       (6,154,000)
  Proceeds from maturity of short term investments                           1,000,000         5,500,000
   Investment in short term investments                                       (978,000)      (14,523,000)
                                                                          ------------       -----------

Net cash used in investing activities                                          (96,000)      (14,937,000)
                                                                          ------------       -----------

Cash flows from financing activities:
  Principal payments on debt                                                      --          (9,583,000)
  Proceeds from exercise of stock options                                         --               7,000
  Issuance of common stock                                                        --          21,371,000
                                                                          ------------       -----------

Net cash provided by financing activities                                         --          11,795,000
                                                                          ------------       -----------

Net increase (decrease) in cash and cash
  equivalents                                                                6,221,000        (1,266,000)

Cash and cash equivalents at beginning
  of period                                                                  5,745,000         4,774,000
                                                                          ------------      ------------

Cash and cash equivalents at end of period                                $ 11,966,000      $  3,508,000
                                                                          ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the six months ended March 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year.

2.       NOTES PAYABLE

         In April 1997, the Company entered into a loan agreement, as amended (the "Loan Agreement"), with a bank. The Loan Agreement consists of (1) a revolving line of credit of $6,000,000 which matured on April 15, 1999, (2) a term note in the aggregate principal amount of $6,000,000 bearing interest at the bank's prime rate and which matures on March 25, 2003 and (3) a term note in the aggregate principal amount of $5,000,000 bearing interest at the prime rate as published in The Wall Street Journal and which matures on April 15, 2003. The notes are secured by eligible accounts receivable and equipment purchased from loan proceeds.

         On November 25, 1997, the Company repaid all outstanding principal and interest on the two Term Promissory Notes which have no reborrowing capacity. The Company did not utilize the revolving line of credit.

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


4.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:

                                                               Six Months Ended                     Three Months Ended
                                                                  March 31                                March 31
                                                           --------------------------           ---------------------------
                                                               1999           1998                   1999         1998
                                                               ----           ----                   ----         ----

Numerator:
  Net income (loss) and numerator for basic
    and diluted net income per
    common share-income available
    to common stockholders                                 $(2,435,000)   $ 2,300,000            $(1,461,000)   $   817,000
                                                           -----------    -----------            -----------    -----------

Denominator:
  Denominator for basic net income
    per common share-weighted
    average common shares                                    5,387,397      5,028,187              5,406,416      5,351,000
  Effect of dilutive securities-
    employee stock options                                        --           29,731                   --           25,636
                                                           -----------    -----------            -----------    -----------
  Denominator for diluted net
    income per common share-
    adjusted weighted average
    common shares and assumed
    conversions                                              5,387,397      5,057,918              5,406,416      5,376,636
                                                           -----------    -----------            -----------    -----------

Net income (loss) per common share                         $      (.45)   $       .46            $      (.27)   $       .15
                                                           ===========    ===========            ===========    ===========

Net income (loss) per common
  share--assuming dilution                                 $      (.45)   $       .45            $      (.27)   $       .15
                                                           ===========    ===========            ===========    ===========

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


Overview

The revenues of the Company continue to be severely impacted due to low crude oil prices. Demand for the Company's services is expected to be directly related to crude oil prices; however, the Company is prepared for some delay in demand for its services as crude oil prices recover. The Company has taken cost reduction measures in response to decreased demand for its services.


Results of Operations

The Company's operating revenues for the first six months of 1999 totaled $14,071,000 versus $27,344,000 for the same period of fiscal 1998, a decrease of 49%. For the three months ended March 31, 1999, operating revenues totaled $6,053,000 versus $13,557,000 for the same period of fiscal 1998, a decrease of 55%. Demand for the Company's services has been negatively impacted by low crude oil prices. During the quarter ended December 31, 1998, the Company reduced the number of operating crews from six to three. The Company operated three crews throughout the quarter ended March 31, 1999.

Operating expenses for the six months ended March 31, 1999 totaled $11,741,000, a decrease of 38% from the same period of fiscal 1998. For the quarter ended March 31, 1999, operating expenses decreased from $9,808,000 to $5,308,000, or 46%. Operating expenses decreased as a result of decreased demand for the Company's services.

Additional cost reduction measures, such as employee layoffs and salary reductions, were implemented in January 1999. The Company has reduced the number of employees from 377 at September 30, 1998 to 191 at March 31, 1999. The Company has retained key field personnel in anticipation of increased demand.

General and administrative expenses for the six months ended March 31, 1999 totaled $1,040,000, an increase of 8% from the same period of fiscal 1998. For the quarter ended March 31, 1999, general and administrative expenses totaled $494,000, an increase of $11,000, or 2%, over the same period of fiscal 1998. The increase reflects personnel and other expenses added throughout fiscal 1998 that were required to support expanding operations. Cost reduction measures were implemented in January 1999 to reduce general and administrative expenses. Rent expense is also reflected in the six month period and the quarter ended March 31, 1999 as the office building owned and occupied since 1960 became outgrown, and the functions performed in that building were moved to a more accommodating, leased facility in July 1998.

Depreciation for the six months ended March 31, 1999 totaled $5,409,000, an increase of $1,054,000 from the same period of fiscal 1998. For the quarter ended March 31, 1999, depreciation increased $454,000. Depreciation continued to increase as a result of capital expansion during fiscal 1998. See the discussed below in "Liquidity and Capital Resources."

Total operating costs for the first six months of fiscal 1999 totaled $18,190,000, a decrease of 25%, from the same period of fiscal 1998 due to the factors described above. For the quarter ended March 31, 1999, operating costs decreased 32%. The 49% decrease of revenues as compared to the 25% decrease of total operating costs for the six months ended March 31, 1999 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company.


Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities of $6,317,000 for the six months ended March 31, 1999 reflects decreases in accounts receivable and current liabilities which occurred due to reduced revenues and cost cutting measures. The Company historically has not had need to establish a reserve for bad debts. Accounts receivable that are determined uncollectible will be recognized in the period first determined to be uncollectible. The increase in income taxes receivable in fiscal 1999 is a result of the Company's recognition of a tax benefit generated by the net loss for the six month period ended March 31, 1999.

Net cash used in investing activities decreased to $96,000 from $14,937,000 resulting from significantly decreased capital expenditures in fiscal 1999 as compared to fiscal 1998; and, in fiscal 1998, the Company invested proceeds from the November 1997 public offering in U.S. Treasury instruments.

The cash flows provided by financing activities for the six month period ended March 31, 1998 represent the net of the offering proceeds reduced by the retirement of debt.

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


Capital Resources

The Company believes that its capital resources including its short-term investments and cash flow from operations are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments.

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

Year 2000

The Company utilizes software and technologies throughout its operations that may be vulnerable to the date change in the year 2000. Identification, assessment, and in some cases, replacement of equipment that may be affected by the year 2000 is underway. Software controlled by the Company, including its propriety seismic processing package, has been tested successfully. Replacements and upgrades have not been accelerated by the year 2000 issue and do not represent costs in addition to normal operating expenditures. The Company has begun communications with its significant suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. To date, the Company has spent approximately $20,000 primarily in the assessment of and testing for year 2000 compliance. Assessment will continue throughout fiscal 1999, with an additional estimated cost of $30,000. Although the Company is not aware of any material operational issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000. A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in an interruption of the Company's services. The Company currently does not have a formal contingency plan. If unforeseen problems are encountered that relate to the year 2000, possible solutions will be evaluated and the most efficient will be enacted.

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


                                        DAWSON GEOPHYSICAL COMPANY
                                        ---------------------------------------
                                        (REGISTRANT)



                                        By:  /s/ L. Decker Dawson
                                             ----------------------------------
                                        L. Decker Dawson
                                        President



                                        /s/ Christina W. Hagan
                                        ---------------------------------------
                                        Christina W. Hagan
                                        Chief Financial Officer



DATE:       April 23, 1999
            --------------

                               INDEX TO EXHIBITS


                    Exhibit No.                  Description
                    -----------                  -----------
                        27                   Financial Data Schedule