Form 10-Q
period 1999-06-30
DAWSON GEOPHYSICAL CO
filed 1999-08-02
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                ------------

     For Quarter Ended June 30, 1999        Commission File number 2-71058
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
                                              ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  Outstanding at June 30, 1999
--------------------------------                   ----------------------------
Common Stock, $.33 1/3 par value                         5,406,794 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
Part I.           Financial Information

    Item 1.       Financial Statements:

                  Statements of Operations --
                        Three Months and Nine Months
                           ended June 30, 1999 and 1998                     3

                  Balance Sheets --
                        June 30, 1999 and September 30,
                        1998                                                4

                  Statements of Cash Flows --
                        Nine Months Ended June 30,
                        1999 and 1998                                       5

                  Notes to Financial Statements                             6

    Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                          8

    Item 3.       Quantitative and Qualitative Disclosures
                        About Market Risk                                  12

Part II.          Other Information

    Item 6.       Exhibits and Reports on Form 8-K                         13

FINANCIAL INFORMATION PART I.

Item 1.   FINANCIAL STATEMENTS

                           DAWSON GEOPHYSICAL COMPANY


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended          Nine Months Ended
                                                    June 30                     June 30
                                          --------------------------   ------------------------

                                              1999           1998          1999         1998
                                          ----------     -----------   -----------  -----------

Operating revenues                        $4,575,000     $18,647,000   $18,646,000  $45,991,000

Operating costs:
      Operating expenses                   4,425,000      11,193,000    16,166,000   30,094,000
      General and administrative             610,000         478,000     1,650,000    1,443,000
      Depreciation                         2,631,000       2,461,000     8,040,000    6,816,000
                                          ----------     -----------   -----------  -----------
                                           7,666,000      14,132,000    25,856,000   38,353,000
                                          ----------      ----------   -----------  -----------

Income (loss) from operations             (3,091,000)      4,515,000    (7,210,000)   7,638,000

Other income (expense):

      Interest income                        242,000         209,000       640,000      579,000
      Interest expense                            --              --            --      (125,000)
      Gain (loss) on disposal of assets        2,000          19,000       (10,000)     167,000
      Other                                   (1,000)          5,000        41,000       28,000
                                          ----------     -----------   -----------  -----------

Income (loss) before income tax           (2,848,000)      4,748,000    (6,539,000)   8,287,000

      Income tax benefit (expense):
         Current                            (523,000)     (1,386,000)      938,000   (2,333,000)
         Deferred                          1,481,000        (275,000)    1,276,000     (567,000)
                                          ----------     -----------   -----------  -----------
                                             958,000      (1,661,000)    2,214,000   (2,900,000)
                                          ----------     -----------   -----------  -----------

Net income (loss)                        $(1,890,000)     $3,087,000   $(4,325,000) $ 5,387,000
                                         ===========      ==========   ===========  ===========
Net income (loss) per common share       $      (.35)     $      .58   $      (.80) $      1.05

Net income (loss) per common share-
         assuming dilution               $      (.35)     $      .57   $      (.80) $      1.04
                                         ===========      ==========   ===========  ===========

Weighted average equivalent common
         shares outstanding                5,406,794       5,353,582    5,393,862     5,136,652
                                         ===========      ==========   ==========   ===========

Weighted average equivalent common
         shares outstanding-assuming
         dilution                          5,406,794       5,379,341    5,393,862     5,165,082
                                          ==========     ===========   ==========    ==========

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS

                                                             June 30, 1999         September 30, 1998
                                                            ---------------        ------------------
                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $   6,698,000             $  5,745,000
   Short-term investments                                      12,528,000                6,515,000
   Accounts receivable, net of allowance for
         doubtful accounts of $120,000 in
         1999 and none in 1998                                  5,473,000               11,821,000
   Income taxes receivable                                      1,154,000                1,050,000
   Prepaid expenses                                               374,000                  416,000
                                                            -------------             ------------
           Total current assets                                26,227,000               25,547,000
                                                            -------------             ------------
Property, plant and equipment                                  71,744,000               73,584,000
   Less accumulated depreciation                              (33,978,000)             (27,672,000)
                                                            -------------             ------------
           Net property, plant and equipment                   37,766,000               45,912,000
                                                            -------------             ------------

                                                            $  63,993,000             $ 71,459,000
                                                            =============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $     809,000             $  1,766,000
   Accrued liabilities:
      Payroll costs and other taxes                               278,000                  635,000
      Other                                                         3,000                  810,000
                                                            -------------             ------------
           Total current liabilities                            1,090,000                3,211,000
                                                            -------------             ------------
Deferred income taxes                                           1,330,000                2,606,000

Stockholders' equity:
   Preferred stock--par value $1.00 per share;
           5,000,000 shares authorized, none outstanding              --                       --
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,406,794
           and 5,361,000 shares issued and outstanding
           in 1999 and 1998, respectively                       1,802,000                1,787,000
   Additional paid-in capital                                  38,497,000               38,256,000
   Retained earnings                                           21,274,000               25,599,000
                                                            -------------             ------------
           Total stockholders' equity                          61,573,000               65,642,000
                                                            -------------             ------------
                                                            $  63,993,000             $ 71,459,000
                                                            =============             ============

Contingencies (See Note 2)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                          June 30
                                                                             --------------------------------

                                                                                 1999                1998
                                                                             -----------          -----------
Cash flows from operating activities:
Net income (loss)                                                            $(4,325,000)         $ 5,387,000

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                          8,040,000            6,816,000
         Loss (gain) on disposal of assets                                        10,000             (167,000)
         Non-cash interest income                                                (35,000)             (20,000)
         Non-cash compensation                                                   256,000               11,000
         Deferred income taxes                                                (1,276,000)             567,000
         Provision for losses on trade
           Receivables                                                           120,000                   --
         Other                                                                   248,000              108,000
         Change in current assets and liabilities:
           Decrease (increase) in accounts
             receivable                                                        6,228,000           (4,380,000)
           Decrease (increase) in prepaid expenses                                42,000             (261,000)
         Increase in income taxes receivable                                    (104,000)                  --
           Decrease in accounts payable                                         (957,000)          (2,414,000)
           Decrease in accrued liabilities                                    (1,164,000)            (183,000)
                                                                              ----------          -----------

Net cash provided by operating activities                                      7,083,000            5,464,000
                                                                              ----------          -----------

Cash flows from investing activities:
  Proceeds from disposal of assets                                                24,000              264,000
  Capital expenditures                                                          (147,000)         (17,322,000)
  Proceeds from maturity of short-term
         investments                                                           5,500,000           14,993,000
  Investment in short-term investments                                       (11,507,000)         (17,531,000)
                                                                             -----------          -----------

Net cash used in investing activities                                         (6,130,000)         (19,596,000)
                                                                             -----------          -----------

Cash flows from financing activities:
  Principal payments on debt                                                          --           (9,583,000)
  Proceeds from exercise of stock options                                             --               43,000
  Issuance of common stock                                                            --           21,371,000
                                                                             -----------          -----------

Net cash provided by financing activities                                             --           11,831,000
                                                                             -----------          -----------

Net increase (decrease) in cash and cash
  equivalents                                                                    953,000           (2,301,000)

Cash and cash equivalents at beginning
  of period                                                                    5,745,000            4,774,000
                                                                             -----------          -----------

Cash and cash equivalents at end of period                                   $ 6,698,000          $ 2,473,000
                                                                             ===========          ===========


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                         NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of Dawson Geophysical Company (the "Company"), the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the nine months ended June 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year.


2.       CONTINGENCIES

         The Company is a defendant in two lawsuits pending in the 112th and 83rd District Courts of Pecos County, Texas (respectively, Cause No. 8812, Ernestine Bernal, et al. vs. Javier Antonio Orona, et al.; and Cause No. P5565-83-CV, Carla Jaquez, et al. vs. Javier Antonio, et al.) relating to a July 1995 accident involving a van owned by the Company which was used to transport employees to various job sites and a non-Company owned vehicle. The accident resulted in the deaths of four Company employees who were passengers in such van. The Company is one of several named defendants in such suits. Other named defendants include the estate of the deceased driver of such van, who was an employee of the Company, the driver of such non-Company owned vehicle, who was then an employee of the Company, the owner of such vehicle, and Ford Motor Company, the manufacturer of the Company van involved in such accident. In general, the claims against the Company include allegations of negligence, gross negligence and/or intentional tort as a result of, among other things, the Company's alleged failure to provide safe transportation for its employees and to properly select, train and supervise the deceased driver of such van. The plaintiffs in such suits are seeking actual damages from the defendants of $15.5 million, additional unspecified actual damages, prejudgment and post-judgment interest and costs of suit as well as exemplary and punitive damages in an amount not to exceed four times the amount of actual damages. The Company believes that it has meritorious defenses to the claims asserted against it in such suits and it intends to vigorously defend itself against such claims. In addition, the Company believes that it has approximately $11 million of liability insurance coverage to provide against an unfavorable outcome. The two suits are currently in the discovery stage and the Company currently has pending before the court a motion for summary judgment in Cause No. 8812 requesting that the Company be dismissed from such suit based upon various legal theories. A hearing for summary judgment was held July 29, 1999. The court has not yet ruled on the motion for summary judgment. Due to the uncertainties inherent in litigation, no assurance can be given as to the ultimate outcome of such suits or the adequacy or availability of the Company's liability insurance to cover the damages, if any, which may be assessed against the Company in such suits. A judgment awarding plaintiffs an amount significantly exceeding the Company's available insurance coverage could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

         The Company is party to other legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's financial position or results of operation, as the Company believes it is adequately insured.


3.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:

                                                                Three Months Ended               Nine Months Ended
                                                                      June 30                         June 30
                                                           ----------------------------     ---------------------------
                                                               1999            1998            1999            1998
                                                               ----            ----            ----            ----
     Numerator:
       Net income (loss) and numerator for basic
         and diluted net income (loss) per
         common share-income available
         to common stockholders                            $(1,890,000)     $ 3,087,000     $(4,325,000)     $5,387,000
                                                           -----------      -----------     -----------      ----------
     Denominator:
       Denominator for basic net income (loss)
         per common share-weighted
         average common shares                               5,406,794        5,353,582       5,393,862       5,136,652
       Effect of dilutive securities-
         employee stock options                                   --             25,759            --            28,430
                                                           -----------      -----------     -----------      ----------
       Denominator for diluted net
         income (loss) per common share-
         adjusted weighted average
         common shares and assumed
         conversions                                         5,406,794        5,379,341       5,393,862       5,165,082
                                                           -----------      -----------     -----------      ----------
     Net income (loss) per common share                    $      (.35)     $       .58     $      (.80)     $     1.05
                                                           ===========      ===========     ===========      ==========
     Net income (loss) per common
       share--assuming dilution                            $      (.35)     $       .57     $      (.80)     $     1.04
                                                           ===========      ===========     ===========      ==========

         Employee stock options to purchase shares of common stock were outstanding during fiscal year 1999 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements. In addition, in reviewing the Company's financial statements it should be noted that the Company's revenues directly relate to oil and gas exploration and production activity and fluctuations in the Company's results of operations may occur due to weather, land use permitting and other factors. Decreases in oil and gas activities have adversely affected the demand for the Company's services and the Company's results of operations.

All statements other than statements of historical fact included in this report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report on Form 10-Q, words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather problems, inability to obtain land use permits, the volatility of oil and gas prices, and the availability of capital resources. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. The Company assumes no obligation to update any such forward-looking statements.

Overview

The revenues of the Company continue to be severely impacted although crude oil prices have recovered relative to earlier this year. Demand for the Company's services is expected to be directly related to crude oil prices; however, the Company is prepared for some delay in demand for its services as its clients and potential clients recover from their losses. The Company has taken cost reduction measures in response to price competition and decreased demand for its services. In addition, the Company has initiated (for the first time in its forty-seven year history) an allowance for doubtful accounts. While the Company is pursuing collection of all accounts receivable, it recognizes that the drop in crude oil prices has had a negative effect on cash flow for many companies.


Results of Operations

The Company's operating revenues for the first nine months of 1999 totaled $18,646,000 versus $45,991,000 for the same period of fiscal 1998, a decrease of 59%. For the three months ended June 30, 1999, operating revenues totaled $4,575,000 versus $18,647,000 for the same period of fiscal 1998, a decrease of 75%. Demand for the Company's services has been negatively impacted by low crude oil prices. During the quarter ended December 31, 1998, the Company reduced the number of operating crews from six to three. The Company operated three crews throughout the quarter ended March 31, 1999. The Company is currently operating three crews although for a brief period of time during the quarter ended June 30, 1999 the Company operated only one crew. In addition to the decrease in the number of operating crews, the decrease in revenues reflects severe price competition.

Operating expenses for the nine months ended June 30, 1999 totaled $16,166,000, a decrease of 46% from the same period of fiscal 1998. For the comparative quarters ended June 30, operating expenses decreased from $11,193,000 in 1998 to $4,425,000 in 1999, or 60%. Operating expenses decreased as a result of decreased demand for the Company's services. Additional cost reduction measures, such as employee layoffs and salary reductions, were implemented in January 1999. The Company has reduced the number of employees from 377 at September 30, 1998 to 230 at June 30, 1999. The Company has retained key field personnel in anticipation of increased demand. In December 1998, the Company received insurance proceeds of approximately $280,000 for lightning induced damages to equipment, which occurred and was expensed in fiscal 1997. The insurance proceeds were recognized as an offset to operating expense in fiscal 1999.

General and administrative expenses for the nine months ended June 30, 1999 totaled $1,650,000, an increase of 14% from the same period of fiscal 1998. For the quarter ended June 30, 1999, general and administrative expenses totaled $610,000, an increase of $132,000, or 28%, over the same period of fiscal 1998. The increase primarily consists of the implementation of an allowance for doubtful accounts of $120,000 at June 30, 1999. Cost reduction measures were implemented in January 1999 to contain general and administrative expenses. Rent expense is also reflected in the nine month period and the quarter ended June 30, 1999 as the office building owned and occupied since 1960 became outgrown, and the functions performed in that building were moved to a more accommodating, leased facility in July 1998.

Depreciation for the nine months ended June 30, 1999 totaled $8,040,000, an increase of $1,224,000 from the same period of fiscal 1998. For the quarter ended June 30, 1999, depreciation increased $170,000. Depreciation continued to increase as a result of capital expansion during fiscal 1998.

Total operating costs for the first nine months of fiscal 1999 totaled $25,856,000, a decrease of 33%, from the same period of fiscal 1998 due to the same factors that caused a decrease in operating expenses described above. For the quarter ended June 30, 1999, operating costs decreased 46%. The 59% decrease of revenues as compared to the 33% decrease of total operating costs for the nine months ended June 30, 1999 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company and fierce price competition in the bidding process.


Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities of $7,083,000 for the nine months ended June 30, 1999 reflects decreases in accounts receivable offset by decreases in current liabilities which occurred due to reduced revenues and cost cutting measures. The increase in income taxes receivable in fiscal 1999 is a result of the Company's recognition of a tax benefit generated by the net loss for the nine-month period ended June 30, 1999.

Net cash used in investing activities decreased to $6,130,000 from $19,596,000 resulting from significantly decreased capital expenditures in fiscal 1999 as compared to fiscal 1998.

The cash flows provided by financing activities for the nine month period ended June 30, 1998 represent the net of the offering proceeds reduced by the retirement of debt.

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

Year 2000

The Company utilizes software and technologies throughout its operations that may be vulnerable to the date change in the year 2000. Identification, assessment, and in some cases, replacement of equipment that may be affected by the year 2000 is underway. Remediation is expected to be complete by September 1, 1999 in those instances in which a problem has been identified. Software controlled by the Company, including its propriety seismic processing package, has been tested successfully. Replacements and upgrades have not been accelerated by the year 2000 issue and do not represent costs in addition to normal operating expenditures. The Company has begun communications with its significant suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. To date, the Company has spent approximately $30,000 primarily in the assessment of and testing for year 2000 compliance. Assessment will continue throughout fiscal 1999, with an additional estimated cost of $20,000. Although the Company is not aware of any material operational issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000. A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in an interruption of the Company's services. The Company currently does not have a formal contingency plan. If unforeseen problems are encountered that relate to the year 2000, possible solutions will be evaluated and the most efficient will be enacted.

The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect the Company's operations, liquidity and financial condition. Because of the uncertainty surrounding year 2000 issues, primarily those associated with third party suppliers, the Company is unable to determine at this time whether year 2000 failures will have a material impact on operations. However, the Company's remediation efforts are expected to reduce the risk of year 2000 issues significantly, particularly regarding the compliance and readiness of material vendors and suppliers. The Company believes that the timely completion of its remediation efforts will reduce the possibility of significant interruptions of normal business operations.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At June 30, 1999 the Company had no indebtedness and in addition the Company's short-term investments were fixed-rate and, therefore, do not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rate. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits
                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DAWSON GEOPHYSICAL COMPANY
                                         --------------------------------------
                                         (REGISTRANT)



                                         By: /s/ L. DECKER DAWSON
                                            -----------------------------------
                                            L. Decker Dawson
                                            President



                                         By: /s/ CHRISTINA W. HAGAN
                                            -----------------------------------
                                            Christina W. Hagan
                                            Chief Financial Officer



DATE: July 30, 1999
     --------------

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule