Form 10-Q
period 1999-12-31
DAWSON GEOPHYSICAL CO
filed 2000-02-07
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                -----------   -----------

  For Quarter Ended December 31, 1999             Commission File number 2-71058
                    -----------------                                    -------

                           DAWSON GEOPHYSICAL COMPANY
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             TEXAS                                       75-0970548
         ------------                                 ----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

   508 West Wall, Suite 800, Midland, Texas                        79701
   ----------------------------------------                      ---------
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
                                             ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         Outstanding at December 31, 1999
    --------------------------------            --------------------------------
    Common Stock, $.33 1/3 par value                    5,428,294 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX


                                                                                       Page No.
                                                                                       --------

Part I.           Financial Information:

     Item 1.      Financial Statements

                  Statements of Operations --
                        Three Months Ended December 31,
                        1999 and 1998                                                       3

                  Balance Sheets --
                        December 31, 1999 and September 30,
                        1999                                                                4

                  Statements of Cash Flows --
                        Three Months Ended December 31,
                        1999 and 1998                                                       5

                  Notes to Financial Statements                                             6

     Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                          8

     Item 3.      Quantitative and Qualitative Disclosures
                        About Market Risk                                                  11

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                           December 31
                                                -------------------------------

                                                   1999                 1998
                                                -----------         -----------

Operating revenues                              $ 4,893,000         $ 8,018,000

Operating costs:
    Operating expenses                            5,530,000           6,433,000
    General and administrative                      763,000             546,000
    Depreciation                                  2,463,000           2,711,000
                                                -----------         -----------

                                                  8,756,000           9,690,000
                                                -----------         -----------

Loss from operations                             (3,863,000)         (1,672,000)
Other income (expense):
         Interest income                            228,000             186,000
         Other                                           --               6,000
         Gain on disposal of assets                      --              11,000
                                                -----------         -----------

Loss before income tax                           (3,635,000)         (1,469,000)

Income tax benefit:                               1,236,000             495,000
                                                -----------         -----------

Net loss                                        $(2,399,000)        $  (974,000)
                                                ===========         ===========


Net loss per common share                       $      (.44)        $      (.18)
                                                ===========         ===========


Weighted average equivalent common
         shares outstanding                       5,414,560           5,368,790
                                                ===========         ===========



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS


                                            December 31, 1999   September 30,1999
                                            -----------------   -----------------
                                               (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                    $ 3,847,000         $ 4,993,000
   Short-term investments                        13,537,000          13,547,000
   Accounts receivable, net of allowance
          for doubtful accounts of $313,000
          in 2000 and $133,000 in 1999            5,566,000           5,567,000
     Income taxes receivable                      2,395,000           1,668,000
   Prepaid expenses                                 588,000             466,000
                                                -----------         -----------

           Total current assets                  25,933,000          26,241,000
                                                -----------         -----------


Property, plant and equipment                    71,732,000          71,706,000
   Less accumulated depreciation                (39,086,000)        (36,529,000)
                                                -----------         -----------

         Net property, plant and equipment       32,646,000          35,177,000
                                                -----------         -----------

                                                $58,579,000         $61,418,000
                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $   968,000         $   778,000
   Accrued liabilities:
      Payroll costs and other taxes                 271,000             506,000
      Other                                           4,000              21,000
                                                -----------         -----------

           Total current liabilities              1,243,000           1,305,000
                                                -----------         -----------


Deferred income taxes                               136,000             645,000

Stockholders' equity:
   Preferred stock - par value $1.00 per share;
       5,000,000 shares authorized, none
     outstanding                                         --                  --
   Common stock - par value $.33 1/3 per share;
     10,000,000 shares authorized, 5,428,294
       and 5,406,794 shares issued and
       outstanding respectively                   1,809,000           1,802,000
   Additional paid-in capital                    38,621,000          38,497,000
   Retained earnings                             16,770,000          19,169,000
                                                -----------         -----------

           Total stockholders' equity            57,200,000          59,468,000
                                                -----------         -----------


Contingencies (See Note 2)
                                                $58,579,000         $61,418,000
                                                ===========         ===========


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                       December 31
                                                              -----------------------------

                                                                 1999               1998
                                                              -----------       -----------


Cash flows from operating activities:
         Net loss                                             $(2,399,000)      $  (974,000)
         Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
         Depreciation                                           2,463,000         2,711,000
         Gain on disposal of assets                                    --           (11,000)
         Non-cash compensation                                     99,000           251,000
         Deferred income taxes                                   (509,000)          120,000
         Other                                                    103,000            68,000
         Change in current assets and liabilities:
         Decrease in accounts receivable                            1,000         3,728,000
         Increase in income taxes receivable                     (727,000)         (651,000)
         Decrease (increase) in prepaid expenses                 (122,000)           56,000
         Increase (decrease) in accounts payable                  190,000        (1,133,000)
         Decrease in accrued liabilities                         (254,000)       (1,136,000)
                                                              -----------       -----------
Net cash provided by (used in) operating activities            (1,155,000)        3,029,000
                                                              -----------       -----------

Cash flows from investing activities:
         Proceeds from disposal of assets                              --            11,000
         Capital expenditures                                     (25,000)          (50,000)
         Proceeds from maturity of short-term investments       1,000,000         1,000,000
         Investment in short-term investments                    (998,000)         (978,000)
                                                              -----------       -----------

Net cash used in investing activities                             (23,000)          (17,000)
                                                              -----------       -----------

Cash flows from financing activities:
         Proceeds from exercise of stock options                   32,000                --
                                                              -----------       -----------


Net cash provided by financing activities                          32,000                --
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents           (1,146,000)        3,012,000

Cash and cash equivalents at beginning of period                4,993,000         5,745,000
                                                              -----------       -----------

Cash and cash equivalents at end of period                    $ 3,847,000       $ 8,757,000
                                                              ===========       ===========



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year.


2.       CONTINGENCIES

         The Company is a defendant in two lawsuits pending in the 112th and 83rd District Courts of Pecos County, Texas (respectively, Cause No. 8812, Ernestine Bernal, et al. vs. Javier Antonio Orona, et al.; and Cause No. P5565-83-CV, Carla Jaquez, et al. vs. Javier Antonio Orona, et al.) relating to a July 1995 accident involving a van owned by the Company which was used to transport employees to various job sites and a non-Company owned vehicle. The accident resulted in the deaths of four Company employees who were passengers in such van. The Company is one of several named defendants in such suits. Other named defendants include the estate of the deceased driver of such van, who was an employee of the Company, the driver of such non-Company owned vehicle, who was then an employee of the Company, the owner of such vehicle, and Ford Motor Company, the manufacturer of the Company van involved in such accident. In general, the claims against the Company include allegations of negligence, gross negligence and/or intentional tort as a result of, among other things, the Company's alleged failure to provide safe transportation for its employees and to properly select, train and supervise the deceased driver of such van. The plaintiffs in such suits are seeking actual damages from the defendants of $15.5 million, additional unspecified actual damages, prejudgment and post-judgment interest and costs of suit as well as exemplary and punitive damages in an amount not to exceed four times the amount of actual damages. The Company believes that it has meritorious defenses to the claims asserted against it in such suits and it intends to continue to vigorously defend itself against such claims. In addition, the Company believes that it has approximately $11 million of liability insurance coverage to provide against an unfavorable outcome. The Court has heard a motion for summary judgment in both cases, requesting that the Company be dismissed from such suit based upon various legal theories. Such motion has not yet been ruled on by the court. Due to the uncertainties inherent in litigation, no assurance can be given as to the ultimate outcome of such suits or the adequacy or availability of the Company's liability insurance to cover any such damages, if any, which may be assessed against the Company in such suits. A judgment awarding plaintiffs an amount significantly exceeding the Company's available insurance coverage could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

3.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:


                                              Three Months Ended
                                                 December 31
                                        -----------------------------
                                            1999              1998
                                        -----------       -----------

Numerator:
  Net loss and numerator for basic
    and diluted net loss per
    common share-income available
    to common stockholders              $(2,399,000)      $  (974,000)
                                        -----------       -----------

Denominator:
  Denominator for basic net loss
    per common share-weighted
    average common shares                 5,414,560         5,368,790
  Effect of dilutive securities-
    employee stock options                       --                --
                                        -----------       -----------
  Denominator for diluted net
    loss per common share-
    adjusted weighted average
    common shares and assumed
    conversions                           5,414,560         5,368,790
                                        -----------       -----------

Net loss per common share               $      (.44)      $      (.18)
                                        ===========       ===========

Net loss per common
  share--assuming dilution              $      (.44)      $      (.18)
                                        ===========       ===========

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2000 and 1999 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's financial statements. In addition, in reviewing the Company's financial statements it should be noted that the Company's revenues relate to oil and gas exploration and production activity and fluctuations in the Company's results of operations may occur due to commodity prices, weather, land use permitting and other factors.

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather problems, inability to obtain land use permits, the volatility of oil and gas prices, and the availability of capital resources. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. The Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

The revenues of the Company continue to be severely impacted although crude oil prices have recovered relative to last year. Demand for the Company's services is expected to be related to crude oil and natural gas prices; however, the Company is prepared for some delay in demand for its services as its clients and potential clients recover from their losses.


RESULTS OF OPERATIONS

The Company's operating revenues for the first quarter of fiscal 2000 decreased 39% from $8,018,000 to $4,893,000. Demand for the Company's services continues to be negatively impacted by the drop in crude oil prices, which occurred in late 1998. During the quarter ended December 31, 1998, the Company reduced the number of operating crews from six to three. The Company is currently operating four crews. In addition to the decrease in the number of operating crews, the decrease in revenues reflects severe price competition.

Operating expenses decreased 14% in the first quarter of fiscal 2000 as compared to the same period of fiscal 1999 as a result of decreased demand for the Company's services. The Company reduced the number of employees and enacted other cost saving measures in January 1999; however, the Company has retained key field personnel in anticipation of increased demand.

General and administrative expenses for the quarter ended December 31, 1999 totaled $763,000, an increase of $217,000 from the same period of fiscal 1999. The increase primarily consists of a provision for doubtful accounts of $180,000 recognized during the quarter ended December 31, 1999.

Depreciation for the quarter ended December 31, 1999 totaled $2,463,000, a decrease of $248,000 from the same period of fiscal 1999. Depreciation decreased as a result of a suspension of capital expansion during fiscal 1999 due to industry conditions.

Total operating costs for the first quarter of fiscal 2000 totaled $8,756,000, a decrease of 9.6% from the same period of fiscal 1999 due to the factors described above. The 39% decrease of revenues as compared to the 9.6% decrease of total operating costs for the first quarter of fiscal 2000 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued fierce price competition in the bidding process for geophysical services.



LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities of $1,155,000 in the quarter ended December 31, 1999 primarily reflects the net loss for the quarter offset by changes in working capital components and the decrease in deferred income taxes. The decrease in deferred income taxes in fiscal 2000 is a result of the reversal of temporary differences due to depreciation and recognition of net operating loss carryback.

Net cash used in investing activities in the first quarter of fiscal 2000 is consistent with the same period of the prior year representing management of short-term investments and severely limited capital expenditures.

The cash flows provided by financing activities for the first quarter of fiscal 2000 represent the proceeds from the exercise of a stock option.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Capital expenditures for fiscal 1999 were minimal in comparison to the capital expansion effort in fiscal 1998 and the five prior fiscal years. Depreciation increased each fiscal year through 1999 as a new crew as well as additions and replacements of cables and geophones, vehicles, and other data acquisition peripheral equipment has been placed into service each year for the past several years. Depreciation for fiscal 2000 is expected to be less than in fiscal 1999 due to the restricted capital expenditures of fiscal 1999. The Company will maintain equipment in and out of service in anticipation of increased future demand of the Company's services.


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

YEAR 2000

Though the Company has not experienced adverse effects attributable to the year 2000, it continues to monitor for the possibility of disruptions.

The Company utilizes software and technologies throughout its operations that may be vulnerable to the date change to the year 2000. Identification, assessment, and in some cases, replacement of equipment that may have been affected by the year 2000 has been accomplished. Remediation was complete by December 1, 1999 in those instances in which a problem was identified. Software controlled by the Company, including its proprietary seismic processing package, has been tested successfully. Replacements and upgrades have not been accelerated by the year 2000 issue and do not represent costs in addition to normal operating expenditures. The Company has completed communications with its significant suppliers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. Assessment continued throughout the first quarter of fiscal 2000, with an additional cost of approximately $10,000. Although the Company is not aware of any material operational issues, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000. A potential source of risk includes, but is not limited to, the inability of principal suppliers to be year 2000 compliant, which could result in an interruption of the Company's services. The Company currently does not have a formal contingency plan. If unforeseen problems are encountered that relate to the year 2000, possible solutions will be evaluated and the most efficient will be enacted such as converting to manual operations until the problems are remedied.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At December 31, 1999 the Company had no indebtedness and in addition the Company's short-term investments were fixed-rate and, therefore, do not expose the Company to significant risk of earnings or cash flow loss due to changes in market interest rate. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

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


                                   DAWSON GEOPHYSICAL COMPANY
                                   --------------------------
                                   (REGISTRANT)


                                   By: /s/ L. Decker Dawson
                                       ----------------------------------
                                   L. Decker Dawson
                                   President



                                   /s/ Christina W. Hagan
                                   --------------------------------------
                                   Christina W. Hagan
                                   Chief Financial Officer



DATE:   February 2, 2000

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
------                             -----------

27                                 Financial Data Schedule