Form 10-Q
period 2000-03-31
DAWSON GEOPHYSICAL CO
filed 2000-05-02
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.


                        For Quarter Ended March 31, 2000
                                          --------------

                         Commission File number 2-71058
                                                -------

                          DAWSON GEOPHYSICAL COMPANY
             -------------------------------------------------------
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

                                      NONE
                                  ------------
(Former Name, Former Address & Former Fiscal Year if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X .  No    .
                                              ---      ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                              Outstanding at March 31, 2000.
--------------------------------                ------------------------------
Common Stock, $.33 1/3 par value                       5,428,794 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX


                                                                                       Page No.
                                                                                       --------
Part I.           Financial Information:

Item 1.  Financial Statements

                  Statements of Operations --
                        Three Months and Six Months
                           ended March 31, 2000 and 1999                                    3

                  Balance Sheets --
                        March 31, 2000 and September 30,
                        1999                                                                4

                  Statements of Cash Flows --
                        Six Months Ended March 31,
                        2000 and 1999                                                       5

                  Notes to Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                          8


Item 3.           Quantitative and Qualitative Disclosures
                        About Market Risk                                                   10

                          PART I. FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended                 Six Months Ended
                                                  March 31                         March 31
                                       -----------------------------     -----------------------------
                                            2000             1999             2000             1999
                                       ------------     ------------     ------------     ------------
Operating revenues                     $  4,275,000     $  6,053,000     $  9,168,000     $ 14,071,000
                                       ------------     ------------     ------------     ------------
Operating costs:
         Operating expenses               5,104,000        5,308,000       10,634,000       11,741,000
         General and administrative         668,000          494,000        1,431,000        1,040,000
         Depreciation                     2,473,000        2,698,000        4,936,000        5,409,000
                                       ------------     ------------     ------------     ------------
                                          8,245,000        8,500,000       17,001,000       18,190,000
                                       ------------     ------------     ------------     ------------
Loss from operations                     (3,970,000)      (2,447,000)      (7,833,000)      (4,119,000)

Other income (expense):

         Interest income                    235,000          212,000          463,000          398,000
         Loss on disposal of assets              --          (23,000)              --          (12,000)
         Other income                         3,000           36,000            3,000           42,000
                                       ------------     ------------     ------------     ------------

Loss before income tax                   (3,732,000)      (2,222,000)      (7,367,000)      (3,691,000)
Income tax benefit (expense)                712,000          761,000        1,948,000        1,256,000
                                       ------------     ------------     ------------     ------------

Net loss                               $ (3,020,000)    $ (1,461,000)    $ (5,419,000)    $ (2,435,000)
                                       ============     ============     ============     ============

Net loss per common share              $       (.56)    $       (.27)    $      (1.00)    $       (.45)
                                       ============     ============     ============     ============


Weighted average equivalent common
    shares outstanding                    5,428,772        5,406,416        5,421,627        5,387,397
                                       ============     ============     ============     ============



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS


                                                             March 31, 2000   September 30, 1999
                                                             --------------   ------------------
                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $  3,506,000       $  4,993,000
   Short-term investments                                       13,530,000         13,547,000
   Accounts receivable,net of allowance
         for doubtful accounts of $493,000
         in 2000 and $133,000 in 1999                            5,913,000          5,567,000
   Income taxes receivable                                       1,475,000          1,668,000
   Prepaid expenses                                                186,000            466,000
                                                              ------------       ------------

           Total current assets                                 24,610,000         26,241,000
                                                              ------------       ------------

Property, plant and equipment                                   70,725,000         71,706,000
   Less accumulated depreciation                               (40,539,000)       (36,529,000)
                                                              ------------       ------------

           Net property, plant and equipment                    30,186,000         35,177,000
                                                              ------------       ------------


                                                              $ 54,796,000       $ 61,418,000
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $    408,000       $    778,000
   Accrued liabilities:
      Payroll costs and other taxes                                163,000            506,000
      Other                                                         40,000             21,000
                                                              ------------       ------------

           Total current liabilities                               611,000          1,305,000
                                                              ------------       ------------

Deferred income taxes                                                   --            645,000

Stockholders' equity:
   Preferred stock--par value $1.00 per share;
        5,000,000 shares authorized, none outstanding                   --                 --
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,428,794
       and 5,406,794 issued and outstanding
       respectively                                              1,810,000          1,802,000
   Additional paid-in capital                                   38,624,000         38,497,000
   Retained earnings                                            13,751,000         19,169,000
                                                              ------------       ------------

           Total stockholders' equity                           54,185,000         59,468,000
                                                              ------------       ------------

                                                              $ 54,796,000       $ 61,418,000
                                                              ============       ============


Contingencies (See Note 2)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31
                                                        -------------------------------
                                                            2000               1999
                                                        ------------       ------------
Cash flows from operating activities:
         Net loss                                       $ (5,419,000)      $ (2,435,000)

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
         Depreciation                                      4,936,000          5,409,000
         Loss on disposal of assets                               --             12,000
         Non-cash interest income                                 --            (11,000)
         Non-cash compensation                               101,000            256,000
         Deferred income taxes                              (474,000)           205,000
         Other                                               201,000            160,000
         Change in current assets and liabilities:
           Decrease (increase) in accounts
             receivable                                     (346,000)         5,361,000
           Decrease in prepaid expenses                      280,000             24,000
           Decrease (increase) in income taxes
                   receivable                                 22,000           (434,000)
           Decrease in accounts payable                     (370,000)        (1,189,000)
           Decrease in accrued liabilities                  (322,000)        (1,041,000)
                                                        ------------       ------------

Net cash provided by (used in)
         operating activities                             (1,391,000)         6,317,000
                                                        ------------       ------------

Cash flows from investing activities:
  Proceeds from disposal of assets                                --             16,000
  Capital expenditures                                      (130,000)          (134,000)
  Proceeds from maturity of short-term
         investments                                       1,000,000          1,000,000
   Investment in short-term investments                     (998,000)          (978,000)
                                                        ------------       ------------

Net cash used in investing activities                       (128,000)           (96,000)
                                                        ------------       ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                     32,000                 --
                                                        ------------       ------------

Net cash provided by financing activities                     32,000                 --
                                                        ------------       ------------

Net increase (decrease) in cash and cash
  equivalents                                             (1,487,000)         6,221,000

Cash and cash equivalents at beginning
  of period                                                4,993,000          5,745,000
                                                        ------------       ------------

Cash and cash equivalents at end of period              $  3,506,000       $ 11,966,000
                                                        ============       ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the six months ended March 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year.

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

3.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:


                                                Three Months Ended              Six Months Ended
                                                     March 31                        March 31
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Numerator:
  Net loss and numerator for basic
    and diluted net income per
    common share-income available
    to common stockholders                 $ (3,020,000)   $ (1,461,000)   $ (5,419,000)   $ (2,435,000)
                                           ------------    ------------    ------------    ------------

Denominator:
  Denominator for basic net loss
    per common share-weighted
    average common shares                     5,428,772       5,406,416       5,421,627       5,387,397
  Effect of dilutive securities-
    employee stock options                           --              --              --              --
                                           ------------    ------------    ------------    ------------
  Denominator for diluted net
    loss per common share-
    adjusted weighted average
    common shares and assumed
    conversions                               5,428,772       5,406,416       5,421,627       5,387,397
                                           ------------    ------------    ------------    ------------

Net income (loss) per common share         $       (.56)   $       (.27)   $      (1.00)   $       (.45)
                                           ============    ============    ============    ============

Net income (loss) per common
  share--assuming dilution                 $       (.56)   $       (.27)   $      (1.00)   $       (.45)
                                           ============    ============    ============    ============


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


RESULTS OF OPERATIONS

The Company's operating revenues for the first six months of fiscal 2000 totaled $9,168,000 versus $14,071,000 for the same period of fiscal 1999, a decrease of 35%. For the three months ended March 31, 2000, operating revenues totaled $4,275,000 versus $6,053,000 for the same period of fiscal 1999, a decrease of 29%. Demand for the Company's services continues to be negatively impacted by reduced activity in the petroleum exploration industry. With a capacity to operate six crews, the Company operated four crews in the first quarter of fiscal 2000 and reduced the number of operating crews to two in March 2000. In addition to the decrease in the number of operating crews, the decrease in revenues reflects severe price competition.

Operating expenses for the six months ended March 31, 2000 totaled $10,634,000, a decrease of 9% from the same period of fiscal 1999. For the quarter ended March 31, 2000, operating expenses totaled $5,104,000 versus $5,308,000 for the same period of fiscal 1999. In January 1999 the Company enacted employee layoffs and salary reductions; however, the Company has retained key technical and professional personnel. For the first six months of fiscal 2000 the Company averaged 3.6 operating crews as compared to 4 operating crews for the same period of fiscal 1999.

General and administrative expenses for the six months ended March 31, 2000 totaled $1,431,000 as compared to $1,040,000 for the same period of fiscal 1999. For the quarter ended March 31, 2000, general and administrative expenses totaled $668,000, an increase of $174,000 over the same period of fiscal 1999. The increase primarily consists of a provision for doubtful accounts of $360,000 recognized during the six months ended March 31, 2000. A provision for doubtful accounts was not recognized in the prior fiscal year until May 1999.

Depreciation for the six months ended March 31, 2000 totaled $4,936,000, a decrease of 9% from the same period of fiscal 1999. For the quarter ended March 31, 2000, depreciation decreased $225,000, or 8%. Depreciation decreased as a result of a suspension of capital expenditures during fiscal 1999 due to industry conditions.

Total operating costs for the first six months of fiscal 2000 were $17,001,000, a decrease of 6.5%, from the same period of fiscal 1999 due to the factors described above. For the quarter ended March 31, 2000, total operating costs were consistent with the same period of the prior fiscal year. The 35% decrease of revenues as compared to the 6.5% decrease of total operating costs for the first six months ended March 31, 2000 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued fierce price competition in the bidding process for geophysical services.

The Company currently anticipates an annual effective tax benefit rate of 26% primarily as a result of establishing a deferred tax valuation allowance in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities of $1,391,000 for the six months ended March 31, 2000 primarily reflects the net loss for the quarter offset by changes in working capital components and the decrease in deferred income taxes. The decrease in deferred income taxes in fiscal 2000 is a result of the reversal of temporary differences due to depreciation and recognition of net operating loss carryback.

Net cash used in investing activities for the six months ended March 31, 2000 is consistent with the same period of the prior year representing management of short-term investments and severely limited capital expenditures.

The cash flows provided by financing activities for the six months ended March 31, 2000 represent the proceeds from the exercise of a stock option.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Capital expenditures for fiscal 1999 were minimal in comparison to the capital expansion effort in fiscal 1998 and the five prior fiscal years. Depreciation increased each fiscal year through 1999 as a new crew as well as additions and replacements of cables and geophones, vehicles, and other data acquisition equipment has been placed into service each year for the past several years. Depreciation for fiscal 2000 is expected to be less than in fiscal 1999 due to the restricted capital expenditures of fiscal 1999. The Company will maintain equipment in and out of service in anticipation of increased future demand of the Company's services.


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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At March 31, 2000 the Company had no indebtedness and in addition the Company's short-term investments were fixed-rate and, therefore, do not expose the Company to significant risk of earnings or cash flow loss due to changes in market interest rate. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

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



                                             DAWSON GEOPHYSICAL COMPANY
                                             --------------------------
                                             (REGISTRANT)


                                             By: /s/ L. Decker Dawson
                                                 -------------------------
                                             L. Decker Dawson
                                             President



                                             /s/ Christina W. Hagan
                                             -----------------------------
                                             Christina W. Hagan
                                             Chief Financial Officer


DATE: April 26, 2000

                               INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------
    27                       Financial Data Schedule