Form 10-Q
period 2000-06-30
DAWSON GEOPHYSICAL CO
filed 2000-08-04
CIK 351231

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from        to

         For Quarter Ended June 30, 2000 Commission File number 2-71058
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
                                             ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              Outstanding at June 30, 2000
   --------------------------------              ----------------------------
   Common Stock, $.33 1/3 par value                     5,428,794 shares

                           DAWSON GEOPHYSICAL COMPANY

                                     INDEX


                                                                                       Page No.
                                                                                       --------
Part I.           Financial Information:

Item 1.           Financial Statements:

                  Statements of Operations --
                        Three Months and Nine Months
                           ended June 30, 2000 and 1999                                     3

                  Balance Sheets --
                        June 30, 2000 and September 30,
                        1999                                                                4

                  Statements of Cash Flows --
                        Nine Months Ended June 30,
                        2000 and 1999                                                       5

                  Notes to Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                          8

Item 3.           Quantitative and Qualitative Disclosures
                        About Market Risk                                                  10

Part II.          Other Information                                                        11

                         PART I. FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

Item 1.  Financial Statements

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended                   Nine Months Ended
                                                  June 30                             June 30
                                       ------------------------------      ------------------------------
                                           2000              1999              2000              1999
                                       ------------      ------------      ------------      ------------

Operating revenues                     $  2,712,000      $  4,575,000      $ 11,880,000      $ 18,646,000
                                       ------------      ------------      ------------      ------------
Operating costs:
      Operating expenses                  4,192,000         4,425,000        14,826,000        16,166,000
      General and administrative            508,000           610,000         1,939,000         1,650,000
      Depreciation                        2,189,000         2,631,000         7,125,000         8,040,000
                                       ------------      ------------      ------------      ------------
                                          6,889,000         7,666,000        23,890,000        25,856,000
                                       ------------      ------------      ------------      ------------

Loss from operations                     (4,177,000)       (3,091,000)      (12,010,000)       (7,210,000)

Other income (expense):

      Interest income                       291,000           242,000           754,000           640,000
      Gain (loss) on disposal
        of assets                            (9,000)            2,000            (9,000)          (10,000)
      Other income                           38,000            (1,000)           41,000            41,000
                                       ------------      ------------      ------------      ------------

Loss before income tax                   (3,857,000)       (2,848,000)      (11,224,000)       (6,539,000)

      Income tax benefit                    689,000           958,000         2,637,000         2,214,000
                                       ------------      ------------      ------------      ------------

Net loss                               $ (3,168,000)     $ (1,890,000)     $ (8,587,000)     $ (4,325,000)
                                       ============      ============      ============      ============

Net loss per common share              $       (.58)     $       (.35)     $      (1.58)     $       (.80)
                                       ============      ============      ============      ============

Weighted average equivalent common
    shares outstanding                    5,428,794         5,406,794         5,424,008         5,393,862
                                       ============      ============      ============      ============



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS


                                                            June 30, 2000     September 30, 1999
                                                         ------------------   ------------------
                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $  5,793,000      $  4,993,000
   Short-term investments                                      13,527,000        13,547,000
   Accounts receivable, net of allowance for
         doubtful accounts of $553,000 in
         2000 and $133,000 in 1999                              2,322,000         5,567,000
   Income taxes receivable                                      2,165,000         1,668,000
   Prepaid expenses                                               243,000           466,000
                                                             ------------      ------------

           Total current assets                                24,050,000        26,241,000
                                                             ------------      ------------

Property, plant and equipment                                  69,554,000        71,706,000
   Less accumulated depreciation                              (41,556,000)      (36,529,000)
                                                             ------------      ------------

           Net property, plant and equipment                   27,998,000        35,177,000
                                                             ------------      ------------


                                                             $ 52,048,000      $ 61,418,000
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $    817,000      $    778,000
   Accrued liabilities:
      Payroll costs and other taxes                               211,000           506,000
      Other                                                         4,000            21,000
                                                             ------------      ------------

           Total current liabilities                            1,032,000         1,305,000
                                                             ------------      ------------

Deferred income taxes                                                  --           645,000

Stockholders' equity:
   Preferred stock--par value $1.00 per share;
           5,000,000 shares authorized, none outstanding               --                --
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,428,794
           and 5,406,794 shares issued and outstanding
           in 2000 and 1999, respectively                       1,810,000         1,802,000
   Additional paid-in capital                                  38,624,000        38,497,000
   Retained earnings                                           10,582,000        19,169,000
                                                             ------------      ------------

           Total stockholders' equity                          51,016,000        59,468,000
                                                             ------------      ------------

                                                             $ 52,048,000      $ 61,418,000
                                                             ============      ============

Contingencies (See Note 2)

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Nine Months Ended
                                                                  June 30
                                                       ------------------------------
                                                          2000               1999
                                                       ------------      ------------
Cash flows from operating activities:
         Net loss                                      $ (8,587,000)     $ (4,325,000)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
         Depreciation                                     7,125,000         8,040,000
         Loss on disposal of assets                           9,000            10,000
         Non-cash interest income                                --           (35,000)
         Non-cash compensation                              101,000           256,000
         Deferred income taxes                             (645,000)       (1,276,000)
         Provision for losses on trade
           receivables                                           --           120,000
         Other                                              207,000           248,000
         Change in current assets and liabilities:
           Decrease in accounts receivable                3,245,000         6,228,000
           Decrease in prepaid expenses                     223,000            42,000
           Increase in income taxes receivable             (497,000)         (104,000)
           Decrease (increase) in accounts
                   payable                                   39,000          (957,000)
           Decrease in accrued liabilities                 (313,000)       (1,164,000)
                                                       ------------      ------------

Net cash provided by operating activities                   907,000         7,083,000
                                                       ------------      ------------

Cash flows from investing activities:
  Proceeds from disposal of assets                          110,000            24,000
  Capital expenditures                                     (251,000)         (147,000)
  Proceeds from maturity of short-term
         investments                                      2,501,000         5,500,000
  Investment in short-term investments                   (2,499,000)      (11,507,000)
                                                       ------------      ------------

Net cash used in investing activities                      (139,000)       (6,130,000)
                                                       ------------      ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                    32,000                --
                                                       ------------      ------------


Net cash provided by financing activities                    32,000                --
                                                       ------------      ------------

Net increase in cash and cash equivalents                   800,000           953,000

Cash and cash equivalents at beginning
  of period                                               4,993,000         5,745,000
                                                       ------------      ------------

Cash and cash equivalents at end of period             $  5,793,000      $  6,698,000
                                                       ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                         NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods pre- sented. The results of operations for the three months and the nine months ended June 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year.

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

3.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:


                                           Three Months Ended                  Nine Months Ended
                                                 June 30                            June 30
                                       ----------------------------      ----------------------------
                                          2000             1999              2000             1999
                                       -----------      -----------      -----------      -----------
Numerator:
  Net loss and numerator for basic
    and diluted net income per
    common share-income available
    to common stockholders             $(3,168,000)     $(1,890,000)     $(8,587,000)     $(4,325,000)
                                       -----------      -----------      -----------      -----------

Denominator:
  Denominator for basic net loss
    per common share-weighted
    average common shares                5,428,794        5,406,794        5,424,008        5,393,862
  Effect of dilutive securities-
    employee stock options                      --               --               --               --
                                       -----------      -----------      -----------      -----------
  Denominator for diluted net
    loss per common share-
    adjusted weighted average
    common shares and assumed
    conversions                          5,428,794        5,406,794        5,424,008        5,393,862
                                       -----------      -----------      -----------      -----------

Net loss per common share              $      (.58)     $      (.35)     $     (1.58)     $      (.80)
                                       ===========      ===========      ===========      ===========

Net loss per common
  share--assuming dilution             $      (.58)     $      (.35)     $     (1.58)     $      (.80)
                                       ===========      ===========      ===========      ===========

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


RESULTS OF OPERATIONS

The Company's operating revenues for the first nine months of fiscal 2000 totaled $11,880,000 versus $18,646,000 for the same period of fiscal 1999, a decrease of 36%. For the three months ended June 30, 2000, operating revenues totaled $2,712,000 versus $4,575,000 for the same period of fiscal 1999, a decrease of 41%. Demand for the Company's services continues to be negatively impacted by reduced activity in the petroleum exploration industry. With a capacity to operate six crews, the Company operated four crews in the first quarter of fiscal 2000 and reduced the number of operating crews to two in March 2000. The Company returned to four operating crews in July 2000. In addition to the decreased number of crews operating during the quarter ended June 30, 2000, the decrease in revenues reflects continuing severe price competition.

Operating expenses for the nine months ended June 30, 2000 totaled $14,826,000, a decrease of 8% from the same period of fiscal 1999. For the quarter ended June 30, 2000, operating expenses totaled $4,192,000 versus $4,425,000 for the same period of fiscal 1999. In January 1999 the Company enacted employee layoffs and salary reductions; however, the Company has retained key technical and professional personnel.

General and administrative expenses for the nine months ended June 30, 2000 totaled $1,939,000 as compared to $1,650,000 for the same period of fiscal 1999. For the quarter ended June 30, 2000, general and administrative expenses totaled $508,000, a decrease of $102,000 over the same period of fiscal 1999. The decrease primarily represents a suspension of a provision for doubtful accounts in May 2000, as the Company believes the allowance for doubtful accounts is adequate. A provision for doubtful accounts was not recognized in the prior fiscal year until May 1999.

Depreciation for the nine months ended June 30, 2000 totaled $7,125,000, a decrease of 11% from the same period of fiscal 1999. For the quarter ended June 30, 2000, depreciation decreased $442,000, or 17%. Depreciation decreased as a result of a suspension of capital expenditures during fiscal 1999 due to industry conditions.

Total operating costs for the first nine months of fiscal 2000 were $23,890,000, a decrease of 8%, from the same period of fiscal 1999 due to the factors described above. For the quarter ended June 30, 2000, total operating costs decreased 10% from the same period of the prior fiscal year. The 36% decrease of revenues as compared to the 8% decrease of total operating costs for the nine months ended June 30, 2000 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued fierce price competition in the bidding process for geophysical services.

The Company currently anticipates an annual effective tax benefit rate of 21% primarily as a result of establishing a deferred tax valuation allowance in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities of $907,000 for the nine months ended June 30, 2000 primarily reflects the net loss offset by depreciation and changes in working capital components. The decreases in deferred income taxes are a result of the reversal of temporary differences due to depreciation and recognition of net operating loss carryback.

Net cash used in investing activities for the nine months ended June 30, 2000 represents management of short-term investments and severely limited capital expenditures.

The cash flows provided by financing activities for the nine months ended June 30, 2000 represent the proceeds from the exercise of a stock option.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Capital expenditures for fiscal 1999 were minimal in comparison to the capital expansion effort in fiscal 1998 and the five prior fiscal years. Depreciation increased each fiscal year through 1999 as a new crew as well as additions and replacements of cables and geophones, vehicles, and other data acquisition equipment has been placed into service each year for the past several years. Depreciation for fiscal 2000 is expected to be less than in fiscal 1999 due to the restricted capital expenditures of fiscal 1999. During the fourth quarter of fiscal 2000, the Company will purchase additional channel capacity that has become available at a significant discount. The Company maintains equipment in and out of service in anticipation of increased future demand of the Company's services.


Capital Resources

The Company believes that its capital resources including its short-term investments and cash flow from operations are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments.

LITIGATION

The Company is a defendant in two lawsuits relating to a July 1995 accident involving a van owned by the Company in which four Company employees died. The Company believes that it has meritorious defenses to the claims asserted against it in such suits. Further, while the plaintiffs seek damages in excess of the Company's liability insurance policies, the Company believes that its liability insurance should provide adequate cover- age of the damages, if any, which may be assessed against the Company in such litiga- tion. Due to the uncertainties inherent in litigation, no assurance can be given as to the ultimate outcome of such suits or the adequacy or availability of the Company's liability insurance to cover any such damages. A judgment awarding plaintiffs an amount signifi- cantly exceeding the Company's available insurance coverage could have a material adverse effect on the Company's financial condition, results of operations and liquidity.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At June 30, 2000 the Company had no indebtedness and in addition the Company's short-term investments were fixed-rate and, therefore, do not expose the Company to significant risk of earnings or cash flow loss due to changes in market interest rate. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is Incorporated herein by reference.

                  (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURE




                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DAWSON GEOPHYSICAL COMPANY
                                                  ----------------------------
                                                  (REGISTRANT)


                                                  By:  /s/ L. Decker Dawson
                                                     -------------------------
                                                  L. Decker Dawson
                                                  President



                                                  /s/ Christina W. Hagan
                                                  ----------------------------
                                                  Christina W. Hagan
                                                  Chief Financial Officer



DATE:       July 28, 2000
            -------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
27                            Financial Data Schedule