Form 10-K405
period 2000-09-30
DAWSON GEOPHYSICAL CO
filed 2000-12-11
CIK 351231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000     COMMISSION FILE NO. 0-10144

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Party III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the Common Stock of the Registrant based upon the mean between the closing high and low price of the Common Stock as of November 27, 2000 (as reported by NASDAQ), held by non-affiliates was approximately $41,682,270 (See Item 12). On that date, there were 5,428,794 shares of Dawson Geophysical Company Common stock, $.33 1/3 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 1, 5, 6, 7 and 8 of Parts I and II hereof is incorporated by reference to the Registrant's 2000 Annual Report filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

         The information required by Items 4, 10, 11 and 12 of Parts I and III hereof is incorporated by reference to the Registrant's definitive proxy statement filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

          There are no patents, trademarks, franchises or concessions held by the Registrant except a mark has been registered in the United States Patent and Trademark Office depicting the Registrant's logo. Software licenses held by the Registrant are considered ordinary and replaceable. Although the Registrant may have, from time to time, individual customers that comprise more than 10% of its total annual revenues, the Registrant does not consider the loss of any individual customer to have a material adverse effect on the Registrant due to the demand for the Registrant's services and for the services of the industry in which the Registrant competes. Competitors of the Registrant consist primarily of subsidiary companies of large corporations. Services provided by competitor companies other than provided by the Registrant may include marine geophysics, speculative acquisition of seismic data, a library of seismic data, or a combination of these services. The Registrant considers price and quality of service to be its principal methods of competition. Indicative of its level of commitment to the proprietary data of its customers, the Registrant does not maintain a library of seismic data or participate in speculative seismic data acquisition. Although the business of the Registrant is not considered seasonal, it does depend on favorable weather.

          At September 30, 2000, the Registrant had 340 full-time employees. None of the Registrant's employees are subject to a collective bargaining agreement. The Registrant considers its relations with its employees to be good.

          Additional information required by this Item 1 is hereby incorporated by reference to the Registrant's 2000 Annual Report (inside front cover, page 2 and page 16) filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K. (Exhibit 13 hereto.)

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

ITEM 3. LEGAL PROCEEDINGS

         The Registrant is a defendant in two lawsuits pending in the 112th and 83rd District Courts of Pecos County, Texas (respectively, Cause No. 8812, Ernestine Bernal, et al. vs. Javier Antonio Orona, et al.; and Cause No. P5565-83-CV, Carla Jaquez, et al. vs. Javier Antonio Orona, et al.) relating to a July 1995 accident involving a van owned by the Registrant which was used to transport employees to various job sites and a non-Registrant owned vehicle. The accident resulted in the deaths of four Registrant employees who were passengers in such van. The Registrant is one of several named defendants in such suits. Other named defendants include the estate of the deceased driver of such van, who was an employee of the Registrant, the driver of such non-Registrant owned vehicle, who was then an employee of the Registrant, the owner of such vehicle, and Ford Motor Company, the manufacturer of the Registrant van involved in such accident. In general, the claims against the Registrant include allegations of negligence, gross negligence and/or intentional tort as a result of, among other things, the Registrant's alleged failure to provide safe transportation for its employees and to properly select, train and supervise the deceased driver of such van. The plaintiffs in such suits are seeking actual damages from the defendants of $15.5 million, additional unspecified actual damages, pre-judgment and post-judgment interest and costs of suit as well as exemplary and punitive damages in an amount not to exceed four times the amount of actual damages. The Registrant believes that it has meritorious defenses to the claims asserted against it in such suits and it intends to continue to vigorously defend itself against such claims. In addition, the Registrant believes that it has approximately $11 million of liability insurance coverage to provide against an unfavorable outcome. Such suits are currently pending trial and the Company's motion for summary judgment in Cause No. 8812 has been denied. A trial date has been set both in Cause No. 8812 and consolidated Cause No. P5565-83-CV for March 26, 2001. Due to the uncertainties inherent in litigation, no assurance can be given as to the ultimate outcome of such suits or the adequacy or availability of the Registrant's liability insurance to cover the damages, if any, which may be assessed against the Registrant in such suits. A judgment awarding plaintiffs an amount significantly exceeding the Registrant's available insurance coverage could have a material adverse effect on the Registrant's financial condition, results of operations and liquidity. In addition to the foregoing, from time to time the Registrant is a party to various legal proceedings arising in the ordinary course of business. Although the Registrant cannot predict the outcomes of any such legal proceedings, the Registrant's management believes that the resolution of pending legal actions will not have a material adverse effect on the Registrant's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted during the fourth quarter of the 2000 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise. However, please refer to the Registrant's Proxy Statement dated November 27, 2000, filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, notifying as to the election of Directors and selection of KPMG LLP as independent certified public accountants of the Company (requiring an affirmative vote of a majority of shares present or represented by proxy), at the Annual Meeting to be held on January 23, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item 5 is hereby incorporated by reference to the Registrant's 2000 Annual Report (page 24 "Common Stock Information") referred to in Item 1 above.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item 6 is hereby incorporated by reference to the Registrant's 2000 Annual Report (page 1 "Financial Highlights") referred to above in Item 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item 7 is hereby incorporated by reference to the Registrant's 2000 Annual Report (pages 8 to 10) referred to in
Item 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At September 30, 2000, the Company had no indebtedness. The Company's short-term investments are fixed rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of September 30, 2000, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of independent public accountants appearing on page 11 and the financial statements appearing on pages 12 through 23 of Registrant's 2000 Annual Report for the year ended September 30, 2000, referred to above in Item 1, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the Registrant's Proxy Statement dated November 27, 2000 (page 2), filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The following financial statements of the Registrant, included in pages 12 through 23 of the Registrant's 2000 Annual Report to Shareholders for the year ended September 30, 2000, and the Independent Auditors' Report on page 11 of such report, are incorporated herein by reference:

                                   DESCRIPTION

                   Balance Sheets, September 30, 2000 and 1999

                            Statements of Operations
                               For the Years Ended
                        September 30, 2000, 1999 and 1998

                            Statements of Cash Flows
                               For the Years Ended
                        September 30, 2000, 1999 and 1998

                       Statements of Stockholders' Equity
                               For the Years Ended
                        September 30, 2000, 1999 and 1998

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

         (13)     2000 Annual Report.

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

         (b)      Reports on Form 8-K - None.

         (28)     Additional Exhibits -- None.

         (29) Information from reports furnished to state insurance regulatory authorities -- None.

                                  EXHIBIT INDEX

NUMBER            EXHIBIT                                                               PAGE
------            -------                                                               ----
(1)               *
(2)               *
(3)               Articles of Incorporation** and Bylaws                                E-2
(4)               Instruments defining the rights of security                           **
                  holders, including indentures--Shareholder Rights Plan                ***
(5)               *
(6)               *
(7)               *
(8)               *
(9)               Voting Trust Agreement                                                Omit
(10)              Material Contracts                                                    **
(11)              Statement re: computation of per share earnings                       Omit
(12)              Statement re: computation of ratios                                   Omit
(13)              2000 Annual Report to Stockholders                                    E-1
(14)              *
(15)              *
(16)              *
(17)              *
(18)              Letter re: change in accounting principles                            Omit
(19)              Previously unfiled documents                                          Omit
(20)              *
(21)              *
(22)              Subsidiaries of the Registrant                                        Omit
(23)              Published report regarding matters submitted                          Omit
                  to vote of security holders
(24)              Consent of experts
(25)              Power of Attorney                                                     Omit
(26)              *
(27)              *
(28)              Additional Exhibits                                                   Omit
(29)              Information from reports furnished to state                           Omit
                  insurance regulatory authorities

*This exhibit is not required to be filed in accordance with Item 601 of Regulation S-K

**Incorporated by reference to Registrant's Form 10-Q, dated June 30, 1997 (Commission File No. 0-10144) and Registrant's Form S-1, dated October 21, 1997 (Registrant No. 333-38393).

***Incorporation by reference to Registrant's Form 8-K, dated July 13, 1999 (Commission File No. 2-71058).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 27th day of November, 2000.

                                    DAWSON GEOPHYSICAL COMPANY

                                    By: /s/ L. Decker Dawson
                                        --------------------------------------
                                        L. Decker Dawson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                                           TITLE                                DATE
---------                                           -----                                ----
/s/ L. Decker Dawson                                President, Principal                 11-27-00
------------------------------------------          Executive and Director
L. Decker Dawson

/s/ Howell W. Pardue                                Executive Vice President             11-27-00
------------------------------------------          and Director
Howell W. Pardue

/s/ Paul H. Brown                                   Director                             11-27-00
------------------------------------------
Paul H. Brown

/s/ Calvin J. Clements                              Director                             11-27-00
------------------------------------------
Calvin J. Clements

/s/ Matthew P. Murphy                               Director                             11-27-00
------------------------------------------
Matthew P. Murphy

/s/ Tim C. Thompson                                 Director                             11-27-00
------------------------------------------
Tim C. Thompson

/s/ Paula G. Waldrop                                Secretary                            11-27-00
------------------------------------------
Paula  G. Waldrop

/s/ Christina W. Hagan                              Vice President and                   11-27-00
------------------------------------------          Chief Financial Officer
Christina W. Hagan

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  13           2000 Annual Report to Stockholders

  27           Financial Data Schedule