Form 10-Q
period 2000-12-31
DAWSON GEOPHYSICAL CO
filed 2001-02-05
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

   For Quarter Ended December 31, 2000       Commission File number 2-71058
                     -----------------                              -------

                          DAWSON GEOPHYSICAL COMPANY               .
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                    TEXAS                              75-0970548            .
       -------------------------------      ---------------------------------
       (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

   508 West Wall, Suite 800, Midland, Texas                79701  .
   ----------------------------------------             ----------
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
                                              ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                          Outstanding at December 31, 2000  .
 --------------------------------            ----------------------------------
 Common Stock, $.33 1/3 par value                      5,445,794 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX

                                                                                       Page No.
                                                                                       --------

Part I.           Financial Information:

Item I.  Financial Statements

                  Statements of Operations --
                        Three Months Ended December 31,
                        2000 and 1999                                                       3

                  Balance Sheets --
                        December 31, 2000 and September 30,
                        2000                                                                4

                  Statements of Cash Flows --
                        Three Months Ended December 31,
                        2000 and 1999                                                       5

                  Notes to Financial Statements                                             6

Item 2.

                  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                          8

Item 3.           Quantitative and Qualitative Disclosures
                        About Market Risk                                                   10

Part II.          Other Information                                                         11

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                                       December 31
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------

Operating revenues                           $  6,349,000      $  4,893,000

Operating costs:
    Operating expenses                          7,056,000         5,530,000
    General and administrative                    447,000           763,000
    Depreciation                                2,331,000         2,463,000
                                             ------------      ------------

                                                9,834,000         8,756,000
                                             ------------      ------------
Loss from operations                           (3,485,000)       (3,863,000)

Other income (expense):
     Interest income                              188,000           228,000
     Other                                          4,000                --
     Gain on disposal of assets                     1,000                --
                                             ------------      ------------

Loss before income tax                         (3,292,000)       (3,635,000)

Income tax benefit                                     --         1,236,000
                                             ------------      ------------

Net loss                                     $ (3,292,000)     $ (2,399,000)
                                             ============      ============

Net loss per common share                    $       (.61)     $       (.44)
                                             ============      ============


Weighted average equivalent common
     shares outstanding                         5,433,229         5,414,560
                                             ============      ============

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS

                                                              December 31, 2000  September 30, 2000
                                                              -----------------  ------------------
                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  1,208,000      $    509,000
   Short-term investments                                          11,018,000        11,025,000
   Accounts receivable, net of allowance
         for doubtful accounts of $226,000
         and $300,000 respectively                                  5,293,000         6,567,000
   Income taxes receivable                                          2,165,000         2,165,000
   Prepaid expenses                                                   203,000           200,000
                                                                 ------------      ------------

           Total current assets                                    19,887,000        20,466,000
                                                                 ------------      ------------

Property, plant and equipment                                      73,194,000        73,132,000
   Less accumulated depreciation                                  (46,121,000)      (43,817,000)
                                                                 ------------      ------------

           Net property, plant and equipment                       27,073,000        29,315,000
                                                                 ------------      ------------

                                                                 $ 46,960,000      $ 49,781,000
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  1,297,000      $  1,038,000
   Accrued liabilities:
      Payroll costs and other taxes                                   395,000           253,000
      Other                                                                --            22,000
                                                                 ------------      ------------

           Total current liabilities                                1,692,000         1,313,000
                                                                 ------------      ------------

Stockholders' equity:
   Preferred stock--par value $1.00 per share;
           5,000,000 shares authorized, none outstanding                   --                --
   Common stock - par value $.33 1/3 per share;
           10,000,000 shares authorized, 5,445,794
           and 5,428,794 issued and outstanding
           respectively                                             1,815,000         1,810,000
   Additional paid-in capital                                      38,711,000        38,624,000
   Retained earnings                                                4,742,000         8,034,000
                                                                 ------------      ------------

           Total stockholders' equity                              45,268,000        48,468,000
                                                                 ------------      ------------

         Contingencies (see note 2)

                                                                 $ 46,960,000      $ 49,781,000
                                                                 ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               December 31
                                                                                     ------------------------------
                                                                                         2000              1999
                                                                                     ------------      ------------
Cash flows from operating activities:
         Net loss                                                                    $ (3,292,000)     $ (2,399,000)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
         Depreciation                                                                   2,331,000         2,463,000
         Gain on disposal of assets                                                        (1,000)               --
         Non-cash compensation                                                             92,000            99,000
         Deferred income taxes                                                                 --          (509,000)
         Other                                                                              8,000           103,000
         Change in current assets and liabilities:
           Decrease in accounts receivable                                              1,274,000             1,000
           Increase in income taxes receivable                                                 --          (727,000)
           Increase in prepaid expenses                                                    (3,000)         (122,000)
           Increase in accounts payable                                                   259,000           190,000
           Increase (decrease) in accrued
                   liabilities                                                            120,000          (254,000)
                                                                                     ------------      ------------

Net cash provided by (used in)
         operating activities                                                             788,000        (1,155,000)
                                                                                     ------------      ------------

Cash flows from investing activities:
  Proceeds from disposal of assets                                                         (1,000)               --
  Capital expenditures                                                                    (88,000)          (25,000)
  Proceeds from maturity of short-term
         investments                                                                    2,000,000         1,000,000
  Investment in short-term investments                                                 (2,000,000)         (998,000)
                                                                                     ------------      ------------

Net cash used in investing activities                                                     (89,000)          (23,000)
                                                                                     ------------      ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                      --            32,000
                                                                                     ------------      ------------

Net cash provided by financing activities                                                      --            32,000
                                                                                     ------------      ------------

Net increase in cash and cash equivalents                                                 699,000        (1,146,000)

Cash and cash equivalents at beginning
  of period                                                                               509,000         4,993,000
                                                                                     ------------      ------------

Cash and cash equivalents at end of period                                           $  1,208,000      $  3,847,000
                                                                                     ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year.

2.       CONTINGENCIES

         The Company is a defendant in two lawsuits pending in the 112th and 83rd District Courts of Pecos County, Texas (respectively, Cause No. 8812, Ernestine Bernal, et al. vs. Javier Antonio Orona, et al.; and Cause No. P5565-83-CV, Carla Jaquez, et al. vs. Javier Antonio Orona, et al.) relating to a July 1995 accident involving a van owned by the Company which was used to transport employees to various job sites and a non-Company owned vehicle. The accident resulted in the deaths of four Company employees who were passengers in such van. The Company is one of several named defendants in such suits. Other named defendants include the estate of the deceased driver of such van, who was an employee of the Company, the driver of such non-Company owned vehicle, who was then an employee of the Company, the owner of such vehicle, and Ford Motor Company, the manufacturer of the Company van involved in such accident. In general, the claims against the Company include allegations of negligence, gross negligence and/or intentional tort as a result of, among other things, the Company's alleged failure to provide safe transportation for its employees and to properly select, train and supervise the deceased driver of such van. The plaintiffs in such suits are seeking actual damages from the defendants of $15.5 million, additional unspecified actual damages, prejudgment and post-judgment interest and costs of suit as well as exemplary and punitive damages in an amount not to exceed four times the amount of actual damages. The Company believes that it has meritorious defenses to the claims asserted against it in such suits and it intends to continue to vigorously defend itself against such claims. In addition, the Company believes that it has approximately $11 million of liability insurance coverage to provide against an unfavorable outcome. Such suits are currently pending trial, and the Company's motion for summary judgment in Cause No. 8812 has been denied. A trial date has been set both in Cause No. 8812 and consolidated Cause No. P5565-83-CV for March 26, 2001. Due to the uncertainties inherent in litigation, no assurance can be given as to the ultimate outcome of such suits or the adequacy or availability of the Company's liability insurance to cover the damages, if any, which may be assessed against the Company in such suits. A judgment awarding plaintiffs an amount significantly exceeding the Company's available insurance coverage could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

3.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:

                                                        Three Months Ended
                                                            December 31
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------

          Numerator:
            Net loss and numerator for basic
              and diluted net income per
              common share-income available
              to common stockholders              $ (3,292,000)     $ (2,399,000)
                                                  ------------      ------------

          Denominator:
            Denominator for basic net loss
              per common share-weighted
              average common shares                  5,433,229         5,414,560
            Effect of dilutive securities-
              employee stock options                        --                --
                                                  ------------      ------------
            Denominator for diluted net
              loss per common share-
              adjusted weighted average
              common shares and assumed
              conversions                            5,433,229         5,414,560
                                                  ------------      ------------

          Net loss per common share               $       (.61)     $       (.44)
                                                  ============      ============

          Net loss per common share-
            assuming dilution                     $       (.61)     $       (.44)
                                                  ============      ============

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2001 and 2000 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

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

OVERVIEW

Although crude oil and natural gas prices have led to increased exploration budgets among our petroleum industry clients, the Company's revenues were negatively impacted during the quarter ended December 31, 2000 due to unfavorable weather. Demand for the Company's services is related to crude oil and natural gas prices; however, there has been a prolonged delay in demand for geophysical services which has had a negative impact on price recovery. Accordingly the Company is experiencing some improvement in pricing; however, during the quarter ended December 31,2000, the Company was completing some projects that were bid at last year's low rates.

RESULTS OF OPERATIONS

The Company's operating revenues for the first quarter of fiscal 2001 increased 29.8% from $4,893,000 to $6,349,000. Demand for the Company's services has improved as compared to the same quarter of the prior year due to the continuing high prices for crude oil and natural gas. The Company is beginning to experience some success in securing improved bid prices; however, revenues for the quarter ended December 31, 2000, were negatively impacted by unfavorable weather and the completion of projects that were bid at last year's low rates.

Operating expenses increased 27.6% in the first quarter of fiscal 2001 as compared to the same period of fiscal 2000 as a result of increased demand for the Company's services. The Company was operating five crews throughout the first quarter of fiscal 2001 as compared to four crews throughout the same quarter of the prior year. While the unfavorable weather experienced in the quarter ended December 31, 2000 had a negative impact on revenues, the impact was minimal to operating expenses.

General and administrative expenses for the quarter ended December 31, 2000 totaled $447,000, a decrease of $316,000 from the same period of fiscal 2000. The decrease primarily consists of a provision for doubtful accounts recognized during the quarter ended December 31, 1999.

Depreciation for the quarter ended December 31, 2000 totaled $2,331,000, a decrease of $132,000 from the same period of fiscal 2000. Depreciation decreased as a result of a suspension of capital expansion during fiscal 1999 and fiscal 2000 due to industry conditions.

Total operating costs for the first quarter of fiscal 2001 totaled $9,834,000, an increase of 12.3% from the same period of fiscal 2000 due to the factors described above. The 29.8% increase of revenues as compared to the 12.3% increase of total operating costs for the first quarter of fiscal 2001 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued price competition in the bidding process for geophysical services due to the remaining over capacity in our industry.

The Company has no income tax benefit due to the establishment of a valuation allowance offset by an increase in pretax loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities of $788,000 in the quarter ended December 31, 2000 primarily reflects the net loss for the quarter offset by changes in working capital components. The decrease in deferred income taxes in fiscal 2000 is a result of the reversal of temporary differences due to depreciation and recognition of net operating loss carryback.

Net cash used in investing activities in the first quarter of fiscal 2001 is consistent with the same period of the prior year representing management of short-term investments and limited capital expenditures.

The cash flows provided by financing activities for the first quarter of fiscal 2000 represent the proceeds from the exercise of a stock option.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Depreciation increased each fiscal year through 1999 as a new crew as well as additions and replacements of cables and geophones, vehicles, and other data acquisition peripheral equipment had been placed into service each year for the past several years. Depreciation for fiscal 2001 is expected to be less than in fiscal 2000. The Company will maintain equipment in and out of service in anticipation of increased future demand of the Company's services. In addition the Company continues to monitor the development of the three component seismic approach. The Company believes that it is in position to respond to demand for this technological advancement of the seismic industry.

Capital Resources

The Company believes that its capital resources, including its short-term investments, cash flow from operations, and relationships with financial entities, are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At December 31, 2000 the Company had no indebtedness and in addition the Company's short-term investments were fixed-rate and, therefore, do not expose the Company to significant risk of earnings or cash flow loss due to changes in market interest rate. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

Part II.                      OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

                  (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DAWSON GEOPHYSICAL COMPANY
                                             -----------------------------------
                                             (REGISTRANT)



                                             By: /s/ L. Decker Dawson
                                                 -------------------------------
                                             L. Decker Dawson
                                             Chief Executive Officer



                                             /s/ Christina W. Hagan
                                             -----------------------------------
                                             Christina W. Hagan
                                             Chief Financial Officer



DATE:     January 24, 2001     .
      -------------------------