Form 10-K405
period 2001-09-30
DAWSON GEOPHYSICAL CO
filed 2001-12-11
CIK 351231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001         COMMISSION FILE NO. 0-10144

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



        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------      -----------------------------------------
COMMON STOCK, $.33 1/3 PAR VALUE                          NONE

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Party III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock of the Company based upon the mean between the closing high and low price of the Common Stock as of November 26, 2001 (as reported by NASDAQ), held by non-affiliates was approximately $40,179,757 (See Item 12). On that date, there were 5,445,794 shares of Dawson Geophysical Company Common stock, $.33 1/3 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 4, 10, 11 and 12 of Parts I and III hereof is incorporated by reference to the Company's definitive proxy statement filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                           DAWSON GEOPHYSICAL COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS




PART I
Item 1.    Business...........................................................  1
Item 2.    Properties.........................................................  6
Item 3.    Legal Proceedings..................................................  6
Item 4.    Submission of Matters to a Vote of Security Holders................  6

PART II
Item 5.    Market for the Company's Common Equity and Related
           Stockholder Matters................................................  7

Item 6.    Selected Financial Data............................................  7

Item 7.    Management's Discussion and  Analysis of Financial
           Condition and Results of Operations................................  8

Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk........................................................ 10
Item 8.    Financial Statements and Supplementary Data........................ 10
Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure................................ 10

PART III
Item 10.   Directors and Executive Officers of the Company.................... 10

Item 11.   Executive Compensation............................................. 10

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.............................................. 10

Item 13.   Certain Relationships and Related Transactions..................... 10

PART IV
Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................ 11

           Signatures......................................................... 13

           Index to Financial Statements...................................... F1

                           DAWSON GEOPHYSICAL COMPANY
                         2001 ANNUAL REPORT ON FORM 10-K

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         Founded in 1952, Dawson Geophysical Company acquires and processes seismic data used in the exploration, development and field management of oil and natural gas reserves. Since fiscal 1990, the Company has spent approximately $73 million to acquire new 3-D telemetry recording systems and associated equipment. The Company's operations consist of six 3-D seismic data acquisition crews and a seismic data processing center. As a result of continued industry-wide demand for the 3-D seismic method and the Company's competitive position, the Company has experienced increased market share for 3-D seismic services. During fiscal 2001, substantially all of the Company's revenues were derived from 3-D seismic operations. Since 1999, the Company has steadily increased its acquisition and processing of multi-component seismic data.

         The Company's land-based data acquisition crews operate primarily in the western United States. In 1997, the Company expanded its capabilities to accommodate more difficult and remote terrains such as east Texas and the Rocky Mountains with the addition of two crews equipped with the versatile I/O system Two RSR radio-based recording systems.

         Data processing is performed by Company geophysicists at the Company's computer center located in Midland, Texas. The Company acquires and processes data for its clients, ranging from major oil and gas companies to independent oil and gas operators, who retain exclusive rights to the information obtained.

         The Company believes that it maintains a competitive advantage in the industry by (i) acquiring equipment to expand capacity in response to client demand, (ii) updating its equipment base to take advantage of advances in geophysical technology, (iii) maintaining skilled and experienced personnel for its data acquisition and processing operations, (iv) focusing its operations on the domestic onshore seismic industry, and (v) providing integrated in-house operations necessary to complete all phases of 3-D seismic data acquisition and processing, including project design, permitting and surveying.

GEOPHYSICAL SERVICES

         General. Technological advances in equipment and computers have allowed the seismic industry to economically acquire and process immense volumes of seismic data which produce more precise images of the earth's subsurface. The industry refers to this process of data acquisition, processing and subsequent interpretation of the processed data as the 3-D seismic method. Geophysicists use computer workstations to interpret 3-D data volumes, identify subsurface anomalies and generate a geologic model of subsurface features.

         3-D seismic data are used in the exploration for new reserves and enable oil and gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating 3-D seismic technology into exploration and development programs include reducing drilling risk, decreasing oil and gas finding costs and increasing the efficiencies of reservoir location, delineation and management.

         The Company is positioned to offer four-dimensional seismic surveys, which add the element of time to 3-D surveys. By surveying the same site at successive times, geophysicists compare data volumes and may be able to determine the progress of enhanced recovery programs in existing petroleum reservoirs, and thereby aid in extracting remaining reserves. Such projects could, over time, benefit reservoir management and provide future opportunities for the Company.

         The industry as a whole is investigating even more sophisticated technologies. The Company continues to explore the use of multi-component surveys utilizing shear wave information in the effort to identify and exploit recoverable oil and gas reserves. The Company's equipment currently includes vibrators and geophones capable of generating and recording shear waves.

         Data Acquisition. The seismic survey begins at the time a client requests the Company to formulate a proposal to acquire seismic data on its behalf. The Company's geophysicists then assist the client in designing the specifications of the proposed 3-D survey. If the client accepts the Company's proposal, a Company permit agent then obtains access from the landowner to the site where the survey is to be conducted.

         Utilizing electronic surveying equipment, the Company's survey personnel precisely locate the energy source and receiver positions from which the seismic data are collected. The Company utilizes the satellite global positioning system, known as GPS, to properly locate the seismic survey grid.

         The Company owns equipment for six land-based crews gathering 3-D seismic data. The Company primarily uses vibrator energy sources, each of which weights 50,000 to 62,000 pounds, but on occasion detonates dynamite charges placed in drill holes below the earth's surface to generate seismic energy. The Company has 51 vibrator energy source units and a capacity of 21,000 recording channels, any of which are configured to meet the demands of specific survey designs. Each crew consists of approximately 50 technicians, 25 associated vehicles with off-road capabilities, 50,000 to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. The Company operates six I/O System Two recording systems, two with RSR radio capability, and four MRX cable recording systems.

         Since 1994, the Company has grown from four seismic data acquisition crews with an aggregate recording capacity of 4,532 channels and 22 vibrator energy source units. Demand for more recording channels continues to increase from client companies as the industry strives for improved data quality. The Company's current average of 3,500 channels per crew is well above the industry average. The comparatively large number of recording channels gives the Company a competitive edge with the versatility and productivity to improve data quality at a lower cost per unit of data to the client.

         Data Processing. The Company currently operates a computer center located in Midland, Texas to process seismic data. Such processing primarily involves the enhancement of the data by improving reflected signal resolution, removing ambient noise and establishing proper spatial relationships of geological features. The data are then arranged in such a manner that computer graphic technology may be employed for examination and interpretation of the data by the user.

         The processing center operates 24 hours daily utilizing high-speed computers. The Company continues to improve data processing efficiency by further integrating workstation-based computer technology into the mainframe operation at the computer center and remote sites such as the client's office. The Company purchases, develops or leases, under non-exclusive licensing arrangements, seismic data processing software.

         The Company's computer center processes seismic data collected by its crews, as well as by other geophysical contractors. In addition, the Company reprocesses previously recorded seismic data using current technology to enhance the data quality. The Company's processing contracts may be awarded jointly with, or independently from, data acquisition services.

         Integrated Services. The Company maintains integrated in-house operations necessary to the development and completion of 3-D seismic surveys. Experienced Company personnel conduct and supervise the 3-D seismic survey design, permitting, surveying and data acquisition and processing functions for each seismic program. In-house support operations include facilities for automotive repair, automotive paint, electronics repair, electrical engineering and software development, thereby enabling better quality control and improved efficiency. The Company's clients generally undertake to provide their own interpretation of the seismic data provided by the Company, although from time to time the Company's geophysicists may assist its clients in this process.

EQUIPMENT ACQUISITION

         The Company believes it is essential to monitor and evaluate advances in geophysical technology and to commit capital funds to purchase equipment it deems most promising. Purchasing new assets and continually upgrading capital assets involves a continuing commitment to capital spending. The Company remains committed to state of the art technology; however, capital expenses have been decreased during the 1999-2001 period of reduced operations.

CLIENTS

         The Company's services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

         The Company's clients range from major oil companies to small independent oil and gas operators. The services provided by the Company vary according to the size and needs of the client. The Company presently believes that the loss of any one of its clients would not have a material impact on its business.

CONTRACTS

         The Company's seismic services are conducted under master contracts with clients. Contracts are either "turnkey" contracts that provide for a fixed fee to be paid to the Company for each unit of data acquired, or "term" contracts that provide for a fixed hourly, daily or monthly fee during the term of the project. Turnkey contracts generally provide more profit potential for the Company, but involve more risks because of the potential downtime for weather and other types of delays. Substantially all of the Company's contracts with its clients are turnkey. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party, is entered into for every project.

         The results of the Company's services belong to the contracting party. To avoid conflicts of interest, the Company does not acquire any data for its own account. All of the client's information is maintained in strictest confidence. Company policy prohibits any officer, director or employee from participating in oil and gas ventures.

COMPETITION AND MARKETS

         The acquisition and processing of 3-D seismic data for the oil and gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as technological expertise and reputation, are sometimes determinative. The Company's competitors include companies with financial resources that are significantly greater than those of the Company as well as companies of comparable and smaller size.

         Historically, the demand for geophysical services has been directly related to the level of spending by oil and gas companies for exploration, production, development and field management activities, which activities depend in part on the level of oil and gas prices. Because geophysical services are among the first operations involved in the exploration for oil and gas, the level of such services, in the past, has declined prior to a decline in oil and gas exploration activities. In recent years, however, the improved subsurface resolution obtainable from 3-D seismic data have enhanced the exploration for new reserves and enabled oil and gas companies to utilize 3-D surveys to better delineate existing fields and to augment their reservoir management techniques. See "Industry Conditions".

EMPLOYEES

         The Company employs approximately 340 persons, of which 282 are engaged in providing energy sources and acquiring data, 12 are engaged in data processing, 7 are administrative personnel, 30 are engaged in equipment maintenance and 9 are executive officers. Of the employees listed above, 16 are geophysicists. The Company's employees are not represented by a labor union. The Company believes it has good relations with its employees.

OPERATING HAZARDS AND INSURANCE

         The Company's activities are often conducted in remote areas under extreme weather and other dangerous conditions. These operations are subject to risks of injury to personnel and equipment. The Company's crews are mobile, and the equipment and personnel are subject to vehicular accidents. The Company uses diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material.

         The Company carries insurance in amounts which it considers adequate on the principal items of its equipment. The Company does not carry insurance against certain risks, including business interruption resulting from equipment losses or weather delays. The Company obtains insurance against certain property and personal casualty risks when such insurance is available and when management considers it advisable to do so. Such coverage is not always available however, and when available, is subject to unilateral cancellation by the insuring companies on very short notice. The Company insures seismic data for amounts considered acceptable by management. Accordingly, damage to such data should not have a material adverse effect upon the Company.

INDUSTRY CONDITIONS

         Demand for the Company's services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which activities depend in part on oil and gas prices. Beginning in 1998, a sharp decline in oil and gas prices led to a worldwide reduction in oil and gas activities. This decline resulted in a significant reduction in the overall demand for seismic services. Since reaching a recent high in 1998, the number of land-based seismic crews operating worldwide and the number of companies providing seismic services declined dramatically. Although demand for 3-D seismic data acquisition services has increased since a low of 2000, it has not yet returned to the levels experienced prior to 1998. Overcapacity in the industry continues to suppress pricing. Decreases in oil and gas activities have adversely affected the demand for the Company's services and the Company's results of operations. In addition, a decrease in oil and gas expenditures in the United States could result from such factors as unfavorable tax and other legislation or uncertainty concerning national energy policy. Any significant decline in oil and gas prices such as that which occurred in the late 1990's and 2001 could cause the Company to alter its capital spending plans.

WEATHER

         The Company's seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could negatively affect the Company's results of operations.

PERMITS

         The Company's seismic data acquisition operations could be adversely affected by the inability of the Company to obtain right of way usage from land or mineral owners. Delays associated with permitting could negatively affect the Company's results of operations.

OPERATING RISKS

         The Company's activities are subject to general risks inherent in land-based seismic data acquisition activities. To date, the Company has not suffered any material losses of equipment, but there can be no assurance that it will not experience such losses in the future. Because of the high fixed costs associated with the Company's 3-D equipment, any significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could adversely affect its results of operations.

LIQUIDITY AND WORKING CAPITAL REQUIREMENTS

         The Company's sources of working capital are limited. The Company has funded its working capital requirements with cash generated from operations, cash reserves and borrowings from commercial banks. The Company's working capital requirements increased significantly during the last ten years, primarily due to the development of its 3-D land seismic data acquisition infrastructure. If the Company were to expand its operations at a rate exceeding operating cash flow, or if the current demand for pricing of geophysical services were to decrease substantially, additional financing could be required. There is no assurance that additional financing could or would occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

RELIANCE ON KEY SUPPLIER

         The Company's primary supplier for seismic data acquisition systems is Input/Output, Inc. Although the Company believes it will be able to obtain data acquisition systems and/or replacement parts from Input/Output, Inc. or another source for such systems or parts in the future, should it be unable to do so, the Company's anticipated revenues could be reduced and the amount of cash needed for capital expenditures could be increased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures" and "Business - Equipment Acquisition".

DEPENDENCE ON KEY PERSONNEL

         The Company's success may be dependent upon, among other things, the services of certain key personnel. The loss of services of any one or more of the executive officers of the Company could have a material adverse effect on or result in a disruption of normal business operations.

COMPETITION

         The acquisition and processing of 3-D geophysical data for the oil and gas industry is a highly competitive business in the United States. The Company's competitors include companies with financial resources that are significantly greater than those of the Company as well as companies of comparable and smaller size.

TECHNICAL OBSOLESCENCE

         Seismic data acquisition and data processing technology have progressed rapidly over the past several years, and the Company expects this progression to continue. The Company's strategy is to regularly upgrade its data acquisition and processing equipment to maintain its competitive position. However, due to the rapid advances in technology and the related costs associated with such technological advances, no assurance can be given that the Company will be able to fulfill its strategy, thus possibly affecting the Company's ability to compete.

GOVERNMENTAL REGULATIONS

         The Company's operations are subject to a variety of federal, state and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites. The Company is required to expend financial and managerial resources to comply with such laws and related permit requirements in its operations, and anticipates that it will continue to be required to do so in the future. Although such expenditures historically have not been material to the Company, the fact that such laws or regulations change frequently make it impossible for the Company to predict the cost or impact of such laws and regulations on its future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and production activities by energy companies could also adversely affect the Company's operations by reducing the demand for its services.

NO DIVIDENDS

         The Company has paid no cash dividends on its Common Stock since it has been a public company and has no plans to do so in the foreseeable future. The Company currently intends to retain earnings for use in its operations and to finance its business.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

         The principal facilities of the Registrant are summarized in the table below.

                    Fee or                                       Building Area
Location            Leased       Purpose                         Square  Feet
--------            ------       -------                         -------------
Midland, TX         Leased       Executive offices and                18,400
                                 data processing

Midland, TX         Fee          Field office                         53,000
                                 Equipment fabrication
                                 Maintenance and repairs

         The Company's operations are limited to one industry segment and the continental United States.

ITEM 3. LEGAL PROCEEDINGS

         The Registrant was a defendant in two lawsuits pending in the 112th and 83rd District Courts of Pecos County, Texas (respectively, Cause No. 8812, Ernestine Bernal, et al. vs. Javier Antonio Orona, et al.; and Cause No. P5565-83-CV, Carla Jaquez, et al. vs. Javier Antonio Orona, et al.) relating to a July 1995 accident involving a van owned by the Registrant which was used to transport employees to various job sites and a non-Registrant owned vehicle. Said litigation was settled within the limits of the Company's insurance coverage during the past fiscal year without any cost or expense to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted during the fourth quarter of the 2001 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise. However, please refer to the Registrant's Proxy Statement dated November 26, 2001, filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, notifying as to the election of Directors and selection of KPMG LLP as independent certified public accountants of the Company (requiring an affirmative vote of a majority of shares present or represented by proxy), at the Annual Meeting to be held on January 22, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

         The Company's common stock trades on the Nasdaq Stock Market(R) under the symbol DWSN.

         The table below represents the high and low sales prices for the period shown.

Quarter Ended                      High                 Low
-------------                      ----                 ---
December 31, 1999                 $10.313             $7.656
March 31, 2000                    $10.813             $8.250
June 30, 2000                     $11.750             $9.000
September 30, 2000                $11.625             $9.000

December 31, 2000                 $10.313             $7.500
March 31, 2001                    $10.625             $8.375
June 30, 2001                     $11.660             $8.550
September 30, 2001                $10.530             $6.800


         As of November 26, 2001, the Company had 232 common stockholders of record as reported by the Company's transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Dawson Geophysical Company's financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data".

Years Ended September 30
(in thousands, except per share amounts)

                                                 2001              2000              1999              1998             1997
                                             ------------      ------------      ------------      ------------     ------------
Operating revenues                           $     37,878      $     18,469      $     24,198      $     61,400     $     48,227
Net income (loss)                            $     (4,978)     $    (11,135)     $     (6,430)     $      6,628     $      4,570
Net income (loss) per common share           $       (.91)     $      (2.05)     $      (1.19)     $       1.27     $       1.09
Weighted average equivalent common
       shares outstanding                           5,443             5,425             5,398             5,206            4,183
Total assets                                 $     45,381      $     49,781      $     61,418      $     71,459     $     53,561
Long term debt-less current maturities       $         --      $         --      $         --      $         --     $      7,893

Stockholders' equity                         $     43,582      $     48,468      $     59,468      $     65,642     $     37,545

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

OVERVIEW

         During fiscal 2001, the Company maintained an order book (cancelable) of three to four months for four to five data acquisition crews. As the Company was operating at this level at the end of fiscal 2000, it is apparent that current relatively low prices of oil and natural gas are sufficient to support continued exploration at current levels of activity. While excess capacity remains in the land-based seismic industry, moderate price recovery positively impacted the Company's revenues in fiscal 2001.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2000

         The Company's operating revenues increased 105% from $18,469,000 to $37,878,000 in fiscal year 2001. The Company began fiscal 2001 with five crews operating. During fiscal 2001, the Company experienced relatively level demand for its services as five data acquisition crews remained in operation. Revenues were also positively impacted in fiscal 2001 by moderate improvement in the pricing of its services. Inclement weather and permit delays had a negative impact on the fourth quarter revenues of fiscal 2001.

         Operating expenses in fiscal 2001 increased 52.2% as compared to fiscal 2000 as a result of increased demand for the Company's services. In January 2001, the Company restored salary reductions that had been enacted in January 1999.

         General and administrative expenses for fiscal 2001 totaled $1,819,000, a decrease of $307,000 from fiscal 2000. The decrease primarily consists of a decrease in the provision for doubtful accounts from the prior year. The Company has not made a provision for bad debts in fiscal 2001 as relatively favorable prices for crude oil and natural gas have correlated to collectibility of accounts receivable.

         Depreciation for fiscal 2001 totaled $8,802,000, a decrease of $615,000 from fiscal 2000. Depreciation decreased as a result of a suspension of capital expansion beginning in fiscal 1999 due to industry conditions.

         Total operating costs for fiscal 2001 totaled $43,654,000, an increase of 31.3% from fiscal 2000 due to the factors described above. The 105% increase in revenues as compared to the 31.3% increase of total operating costs for fiscal 2001 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued price competition in the bidding process for geophysical services.

         No income tax expense was recorded for fiscal 2001 due to a pretax loss. The Company has no income tax benefit remaining due to the establishment of a valuation allowance offset by an increase in pretax loss.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1999

         The Company's operating revenues decreased 23.7% from $24,198,000 to $18,469,000 in fiscal year 2000. The Company began fiscal 2000 with four crews operating. In March 2000, the crew count for the Company was reduced to two. Beginning in June, the number of crews gradually increased to five operating at September 30, 2000. Demand for the Company's services improved as requests for bids remained strong and revenues for the quarter ended September 30, 2000 increased significantly as compared to the same quarter of the prior year as well as the quarter ended June 30, 2000. Although production was approximately the same in fiscal 2000 as in the prior year, the decrease in revenues reflected continued severe price competition.

         Operating expenses in fiscal 2000 were basically unchanged as compared to fiscal 1999. Cost reduction measures, such as employee layoffs and salary reductions, were implemented in January 1999; however, the Company retained key field personnel in anticipation of increased demand. Accordingly, crews were placed back into service in the last quarter of fiscal 2000 as demand required.

         General and administrative expenses for fiscal 2000 totaled $2,126,000, a decrease of $264,000 from fiscal 1999. The decrease primarily consists of an adjustment made in the fourth quarter of fiscal 2000 of $253,000 to reduce the provision for doubtful accounts.

         Depreciation for fiscal 2000 totaled $9,417,000, a decrease of $1,168,000 from fiscal 1999. Depreciation decreased as a result of a suspension of capital expansion during fiscal 1999 due to industry conditions.

         Total operating costs for fiscal 2000 totaled $33,251,000, a decrease of 4.8% from fiscal 1999 due to the factors described above. The 23.7% decrease of revenues as compared to the 4.8% decrease of total operating costs for fiscal 2000 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and fierce price competition in the bidding process for geophysical services.

         Income tax benefit for fiscal 2000 totaled $2,637,000, a decrease of $762,000 from fiscal 1999. The decrease in income tax benefit is due to the establishment of a valuation allowance in fiscal 2000 offset by an increase in pretax loss. The Company's effective tax benefit rate is different from the statutory rate of 34% primarily due to a valuation allowance of $1,848,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Net cash provided by operating activities of $4,504,000 for fiscal 2001 primarily reflects the net loss offset by depreciation and of changes in working capital components. The decrease in income taxes receivable reflects the proceeds received as a result of the carryback generated by the net operating loss for fiscal 2000.

         Net cash used in investing activities reflects reduced capital expenditures and the maintenance of investments during the fiscal year.

         The cash flows provided by financing activities for fiscal 2000 represent the proceeds from the exercise of a stock option.

Capital Expenditures

         The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Capital expenditures for fiscal 2000 consisted primarily of data acquisition channels that became available late in the year as a result of the idle capacity that exists in our industry. The Company maintains equipment in and out of service in anticipation of increased demand of the Company's services. In addition, the Company continues to monitor the development of the three component seismic approach. The Company feels that it is in position to respond to demand for this technological advancement of the seismic industry.

Capital Resources

         The Company believes that its capital resources including its short-term investments, cash flow from operations and relationships with financial entities are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         See Note 11 of the "Notes to Financial Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At September 30, 2001, the Company had no indebtedness. The Company's short-term investments are fixed rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of September 30, 2001, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages F-1 through F-hereof and are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the Registrant's Proxy Statement dated November 26, 2001 (page 2), filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is hereby incorporated by reference to the Registrant's Proxy Statement (page ) referred to above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 with respect to security ownership of certain beneficial owners is hereby incorporated by reference to the Registrant's Proxy Statement (page , "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT") referred to above in Item 10.

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

         See Index to Financial Statements on Page F-1.

                  (a)      Exhibits

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

                  (b)      Reports on Form 8-K - None.

                  (28)     Additional Exhibits -- None.

                  (29) Information from reports furnished to state insurance regulatory authorities -- None.

                                  EXHIBIT INDEX


NUMBER       EXHIBIT                                                       PAGE
------       -------                                                       ----
 (1)         *
 (2)         *
 (3)         Articles of Incorporation** and Bylaws                        E-2
 (4)         Instruments defining the rights of security                   **
             holders, including indentures-Shareholder Rights Plan         ***
 (5)         *
 (6)         *
 (7)         *
 (8)         *
 (9)         Voting Trust Agreement                                        Omit
(10)         Material Contracts                                            **
(11)         Statement re: computation of per share earnings               Omit
(12)         Statement re: computation of ratios                           Omit
(13)         2001 Annual Report to Stockholders-Inside Front
             and Back Cover Page to Form 10-K Annual Report                E-1
(14)         *
(15)         *
(16)         *
(17)         *
(18)         Letter re: change in accounting principles                    Omit
(19)         Previously unfiled documents                                  Omit
(20)         *
(21)         *
(22)         Subsidiaries of the Company                                   Omit
(23)         Published report regarding matters submitted                  Omit
             to vote of security holders
(24)         Consent of experts
(25)         Power of Attorney                                             Omit
(26)         *
(27)         *
(28)         Additional Exhibits                                           Omit
(29)         Information from reports furnished to state                   Omit
             insurance regulatory authorities

----------
* This exhibit is not required to be filed in accordance with Item 601 of Regulation S-K

** Incorporated by reference to the Company's Form 10-Q, dated June 30, 1997 (Commission File No. 0-10144) and the Company's Form S-1, dated October 21, 1997 (Registrant No. 333-38393).

*** Incorporation by reference to the Company's Form 8-K, dated July 13, 1999 (Commission File No. 2-71058).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 26th day of November, 2001.

                           DAWSON GEOPHYSICAL COMPANY

                            By: /s/ L. Decker Dawson
                               ------------------------
            L. Decker Dawson, Chairman of the Board Of Directors and
                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                                   TITLE                                         DATE
---------                                   -----                                         ----
/s/ L. Decker Dawson                        Chairman of the Board of Directors,         11-26-01
-------------------------------             Chief Executive Officer
L. Decker Dawson

/s/ Stephen C. Jumper                       President, Chief Operating                  11-26-01
-------------------------------             Officer and Director
Stephen C. Jumper

/s/ Howell W. Pardue                        Executive Vice President                    11-26-01
-------------------------------             and Director
Howell W. Pardue

/s/ C. Ray Tobias                           Executive Vice President                    11-26-01
-------------------------------             and Director
C. Ray Tobias

/s/ Paul H. Brown                           Director                                    11-26-01
-------------------------------
Paul H. Brown

/s/ Calvin J. Clements                      Director                                    11-26-01
-------------------------------
Calvin J. Clements

/s/ Matthew P. Murphy                       Director                                    11-26-01
-------------------------------
Matthew P. Murphy

/s/ Tim C. Thompson                         Director                                    11-26-01
-------------------------------
Tim C. Thompson

/s/ Paula G. Waldrop                        Secretary                                   11-26-01
-------------------------------
Paula  G. Waldrop

/s/ Christina W. Hagan                      Vice President and                          11-26-01
-------------------------------
Christina W. Hagan                          Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


     FINANCIAL STATEMENTS OF DAWSON GEOPHYSICAL COMPANY                                                          PAGE
     --------------------------------------------------                                                          ----
                  Independent Auditors' Report                                                                    F-2

                  Balance Sheets as of September 30, 2001 and 2000                                                F-3

                  Statements of Operations for the years ended
                  September 30, 2001, 2000 and 1999                                                               F-4

                  Statements of Stockholders' Equity for the years
                  Ended September 30, 2001, 2000 and 1999                                                         F-5

                  Statements of Cash Flows for the years ended
                  September 30, 2001, 2000 and 1999                                                               F-6

                  Notes to Financial Statements                                                                   F-7


     All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                           INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders
Dawson Geophysical Company:


     We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                        KPMG LLP

Midland, Texas
October 30, 2001

                           DAWSON GEOPHYSICAL COMPANY
                                 BALANCE SHEETS


                                                                          September 30
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $  4,338,000      $    509,000
     Short-term investments                                        10,952,000        11,025,000
     Accounts receivable, net of allowance
         for doubtful accounts of $121,000 in
         2001 and $300,000 in 2000                                  8,695,000         6,567,000
     Income taxes receivable                                               --         2,165,000
     Prepaid expenses                                                 173,000           200,000
                                                                 ------------      ------------
              Total current assets                                 24,158,000        20,466,000
                                                                 ------------      ------------
PROPERTY, PLANT AND EQUIPMENT                                      73,656,000        73,132,000
     Less accumulated depreciation                                (52,433,000)      (43,817,000)
                                                                 ------------      ------------
              Net property, plant and equipment                    21,223,000        29,315,000
                                                                 ------------      ------------
                                                                 $ 45,381,000      $ 49,781,000
                                                                 ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $  1,181,000      $  1,038,000
     Accrued liabilities:
         Payroll costs and other taxes                                315,000           253,000
         Other                                                        303,000            22,000
                                                                 ------------      ------------
              Total current liabilities                             1,799,000         1,313,000
                                                                 ------------      ------------

STOCKHOLDERS' EQUITY:
     Preferred stock--par value $1.00 per share;
             5,000,000 shares authorized, none outstanding                 --                --
     Common stock - par value $.33 1/3 per share;
             10,000,000 shares authorized, 5,445,794
             and 5,428,794 shares issued and outstanding
             in 2001 and 2000, respectively                         1,815,000         1,810,000
     Additional paid-in capital                                    38,711,000        38,624,000
     Retained earnings                                              3,056,000         8,034,000
                                                                 ------------      ------------
              Total stockholders' equity                           43,582,000        48,468,000
                                                                 ------------      ------------
     Contingencies (see note 9)
                                                                 $ 45,381,000      $ 49,781,000
                                                                 ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF OPERATIONS


                                                                       Years Ended September 30,
                                                          ------------------------------------------------
                                                              2001              2000              1999
                                                          ------------      ------------      ------------
Operating revenues                                        $ 37,878,000      $ 18,469,000      $ 24,198,000
Operating costs:
     Operating expenses                                     33,033,000        21,708,000        21,962,000
     General and administrative                              1,819,000         2,126,000         2,390,000
     Depreciation                                            8,802,000         9,417,000        10,585,000
                                                          ------------      ------------      ------------
                                                            43,654,000        33,251,000        34,937,000
                                                          ------------      ------------      ------------
Loss from operations                                        (5,776,000)      (14,782,000)      (10,739,000)
Other income:
     Interest income                                           754,000           972,000           872,000
     Other                                                      44,000            38,000            38,000
                                                          ------------      ------------      ------------
Loss before income tax                                      (4,978,000)      (13,772,000)       (9,829,000)

Income tax benefit (expense):
     Current                                                        --         2,163,000         1,441,000
     Deferred                                                       --           474,000         1,958,000
                                                          ------------      ------------      ------------
                                                                    --         2,637,000         3,399,000
                                                          ------------      ------------      ------------
Net loss                                                  $ (4,978,000)     $(11,135,000)     $ (6,430,000)
                                                          ============      ============      ============

Net loss per common share                                 $       (.91)     $      (2.05)     $      (1.19)
                                                          ============      ============      ============
Net loss per common share-assuming dilution               $       (.91)     $      (2.05)     $      (1.19)
                                                          ============      ============      ============
Weighted average equivalent common shares outstanding        5,442,627         5,425,210         5,397,624
                                                          ============      ============      ============
Weighted average equivalent common
shares outstanding-assuming dilution                         5,442,627         5,425,210         5,397,624
                                                          ============      ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     COMMON STOCK
                             -----------------------------      ADDITIONAL
                               NUMBER                            PAID-IN         RETAINED
                              OF SHARES          AMOUNT          CAPITAL         EARNINGS            TOTAL
                             ------------     ------------     ------------     ------------      ------------
BALANCE,
  SEPTEMBER 30, 1998            5,361,000     $  1,787,000     $ 38,256,000     $ 25,599,000      $ 65,642,000
Issuance of common
  stock as compensation            45,794           15,000          241,000               --           256,000
Net loss                               --               --               --       (6,430,000)       (6,430,000)
                             ------------     ------------     ------------     ------------      ------------
BALANCE,
  SEPTEMBER 30, 1999            5,406,794        1,802,000       38,497,000       19,169,000        59,468,000
Issuance of common
  stock as compensation            17,000            6,000           97,000               --           103,000
Exercise of stock option            5,000            2,000           30,000               --            32,000
Net loss                               --               --               --      (11,135,000)      (11,135,000)
                             ------------     ------------     ------------     ------------      ------------
BALANCE,
  SEPTEMBER 30, 2000            5,428,794        1,810,000       38,624,000        8,034,000        48,468,000
Issuance of common
  stock as compensation            17,000            5,000           87,000               --            92,000
Net loss                               --               --               --       (4,978,000)       (4,978,000)
                             ------------     ------------     ------------     ------------      ------------
BALANCE,
  SEPTEMBER 30, 2001            5,445,794     $  1,815,000     $ 38,711,000     $  3,056,000      $ 43,582,000
                             ============     ============     ============     ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                      Years Ended September 30,
                                                          ------------------------------------------------
                                                              2001              2000              1999
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $ (4,978,000)     $(11,135,000)     $ (6,430,000)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
     Depreciation                                            8,802,000         9,417,000        10,585,000
     Non-cash interest income                                       --                --           (32,000)
     Non-cash compensation                                      92,000           103,000           256,000
     Deferred income tax benefit                                    --          (474,000)       (1,958,000)
     Other                                                      38,000            43,000           328,000

Change in current assets and liabilities:
     Decrease (increase) in accounts receivable             (2,128,000)       (1,000,000)        6,254,000
     Decrease (increase) in prepaid expenses                    27,000           266,000           (50,000)
     Decrease (increase) in income taxes receivable          2,165,000          (497,000)         (618,000)
     Increase (decrease) in accounts payable                   143,000           260,000          (988,000)
     Increase (decrease) in accrued liabilities                343,000          (252,000)         (918,000)
                                                          ------------      ------------      ------------
Net cash provided (used) by operating activities             4,504,000        (3,269,000)        6,429,000
                                                          ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of assets                           49,000           112,000            29,000
     Capital expenditures                                     (750,000)       (3,861,000)         (164,000)
     Proceeds from sale of short-term investments                   --         1,501,000                --
     Proceeds from maturity of short-term investments        5,500,000         3,500,000         7,500,000
     Investment in short-term investments                   (5,474,000)       (2,499,000)      (14,546,000)
                                                          ------------      ------------      ------------
Net cash used in investing activities                         (675,000)       (1,247,000)       (7,181,000)
                                                          ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                        --            32,000                --
                                                          ------------      ------------      ------------
Net cash provided by financing activities                           --            32,000                --
                                                          ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents         3,829,000        (4,484,000)         (752,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 509,000         4,993,000         5,745,000
                                                          ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  4,338,000      $    509,000      $  4,993,000
                                                          ============      ============      ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

     Dawson Geophysical Company (the "Company"), which was incorporated in Texas in 1952, has been listed and traded on the NASDAQ National Market System ("NMS") under the symbol "DWSN" since 1981.

     The Company acquires and processes 3-D seismic data for major and intermediate-sized oil and gas companies and independent oil operators who retain exclusive rights to the information obtained. The Company's land-based acquisition crews operate primarily in the western United States, and data processing is performed by geophysicists at the Company's computer center in Midland, Texas.

Cash Equivalents

     For purposes of the statements of cash flows, the Company considers demand deposits, certificates of deposit and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Short-Term Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). In accordance with Statement 115, the Company has classified its investment portfolio consisting of U.S. Treasury Securities as "available-for-sale" and records the net unrealized holding gains and losses as accumulated comprehensive income in stockholders' equity. The cost of short-term investments sold is based on the specific identification method.

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to the short maturity of these instruments.

Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable and short-term investments. The Company's sales are to customers whose activities relate to oil and gas exploration and production. However, accounts receivable are well diversified among many customers, and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. The Company generally extends unsecured credit to these customers; therefore, collection of receivables may be affected by the economy surrounding the oil and gas industry. The Company closely monitors extensions of credit and has initiated an allowance for doubtful accounts in fiscal 1999 as a result of the downturn in oil prices which occurred during the year and negatively impacted the Company's clients. The Company invests primarily in U.S. Treasury Securities and certificates of deposit which are low risk investments.

Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period.

Impairment of Long-Lived Assets

     The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) which requires companies to assess their long-lived assets for impairment. Statement 121 requires companies to review for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. No such provision was recorded in the Statement of Operations for the years ended September 30, 2001, 2000 and 1999.

Reveue Recognition

     Contracts for service are provided for under cancelable contracts. The company recognizes revenue as services are performed. In the case of a cancelled contract, revenue is recognized and the customer is billed for services performed up to the date of cancellation.

Income Taxes

     The Company accounts for state and federal income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates in the Preparation of Financial Statements

     Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" (Statement 123). Statement 123 allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" (APB No. 25). The Company has chosen to continue to account for stock-based compensation under APB No. 25 using the intrinsic value method.

2. SHORT-TERM INVESTMENTS

     Investment in securities, consisting entirely of U. S. Treasury Securities, having cost and market value of approximately the same amount.

     Short-term investments held at September 30, 2001 consisting of U.S. Treasury Securities and certificates of deposit have contractual maturities from December, 2001 through July, 2003. Securities that mature after September 30, 2002 are expected to be sold within one year and are properly classified as current assets.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, together with annual depreciation rates, consist of the following:

                                                                              September 30
                                                          ---------------------------------------------------
                                                              2000             1999               Rates
                                                          ------------     ------------     -----------------
Land, building and improvements                           $  1,303,000     $  1,303,000     3 to 12.5 percent
Machinery and equipment                                     72,313,000       71,804,000      10 to 20 percent
Equipment in process (a)                                        40,000           25,000
                                                          ------------     ------------
                                                          $ 73,656,000     $ 73,132,000
                                                          ============     ============

----------
(a) Equipment in process has not been placed into service and accordingly has not been subject to depreciation.

4. STOCK OPTIONS

     The Company's 1991 Incentive Stock Option Plan, which extends the 1981 Plan, provides options to purchase 150,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company's common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from date of grant.

     The Company adopted the 2000 Incentive Stock Plan during fiscal 1999, which extends the 1991 Plan and provides options to purchase 500,000 shares of authorized but unissued common stock of the Company. In addition to the conditions described above regarding the 1991 Plan, the 2000 Plan provides that 50,000 of the 500,000 shares of authorized but unissued common stock may be awarded to officers, directors and employees of the Company for the purpose of additional compensation.

     The transactions under the Plans are summarized as follows:

                                             Weighted          Number of
                                           Average Price    Optioned Shares
                                           -------------    ---------------
Balance as of September 30, 1999             $   9.32           208,000
    Exercised                                $   6.50            (5,000)
    Cancelled or expired                     $  13.10           (22,000)
                                             --------          --------
Balance as of September 30, 2000             $   8.93           181,000
    Granted                                  $   8.65            70,000
                                             --------          --------
Balance as of September 30, 2001             $   8.86           251,000
                                             ========          ========

     Options for 103,000, 57,750 and 27,000 shares were exercisable with weighted average exercise prices of $10.78, $12.22 and $18.40 as of September 30, 2001, 2000 and 1999, respectively.

     Outstanding options at September 30, 2001 expire between September, 2002 and April, 2006 and have exercise prices ranging from $6.50 to $24.125.

     Options for 70,000 shares were granted in fiscal year 2001. The expected life of the options granted is five years. The weighted average fair value of options granted during 2001 is $4.07. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model.

     The model assumed expected volatility of 61.27% and risk-free interest rate of 2.39% for grants in 2001. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

     No compensation expense has been recorded for the Company's stock options under the intrinsic value method. Had compensation cost for the 1991 Plan and the 2000 Plan been determined based on the fair value at the grant dates for awards made after September 30, 1995 under the 1991 Plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                Year Ended             Year Ended
                                            September 30, 2001     September 30, 2000
                                            ------------------     ------------------
     Net income            As reported        $ (4,978,000)        $ (11,135,000)
                           Pro forma          $ (5,098,000)        $ (11,255,000)
                                              ------------         -------------
     Earnings per share    As reported        $       (.91)        $       (2.05)
                           Pro forma          $       (.94)        $       (2.07)
                                              ------------         -------------

     Under the provisions of Statement No. 123, the pro forma disclosures above indicate only the effects of stock options granted by the Company subsequent to September 30, 1995. During this initial phase-in period, the pro forma disclosures as required by Statement No. 123 are not representative of the effects on reported net income for future years as options vest over several years.

5. EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan to invest in the Company's common stock for the benefit of eligible employees. Participants are entitled to contribute a percentage, not to exceed 5%, of their biweekly salary to the plan. On a biweekly basis, the Company matches the participants' contributions and directs the purchase of shares of the Company's common stock. There are no vesting requirements for the participants. The Company contributed $223,360, $240,328 and $214,347 to the plan during 2001, 2000 and 1999, respectively.

6. INCOME TAXES

     Income tax expense (benefit) attributable to income before extraordinary item consists of:

                                                           Year Ended September 30,
                                               -----------------------------------------------
                                                 2001              2000              1999
                                               ---------       ------------       ------------
                Current:
                     U.S. federal              $      --       $ (2,163,000)      $ (1,441,000)
                     State                            --                 --                 --
                                               ---------       ------------       ------------
                                                      --         (2,163,000)        (1,441,000)

                Deferred: U. S. Federal               --           (474,000)        (1,958,000)
                                               ---------       ------------       ------------
                Total                          $      --       $ (2,637,000)      $ (3,399,000)
                                               =========       ============       ============

     Income tax expense varies from the amount computed by multiplying income before taxes by the statutory income tax rate. The reason for these differences and the related tax effects are as follows:

                                                                        Year Ended September 30,
                                                            ------------------------------------------------
                                                                2001              2000              1999
                                                            ------------      ------------      ------------
                Expense computed at statutory rates         $ (1,690,000)     $ (4,682,000)     $ (3,342,000)
                Effect of:
                     Change in valuation allowance             1,659,000         1,848,000                --
                     State income taxes, net of federal
                           income tax benefit                         --                --                --
                     Other                                        31,000           197,000           (57,000)
                                                            ------------      ------------      ------------
                Income tax benefit                          $         --      $ (2,637,000)     $ (3,399,000)
                                                            ============      ============      ============

                                                                         September 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
Deferred tax assets:
     Net operating loss carryforwards                            $  4,691,000      $  3,627,000
     Alternative minimum tax credit carryforwards                     813,000           813,000
     Receivables                                                       41,000           102,000
     Other                                                             20,000            18,000
                                                                 ------------      ------------
     Total deferred tax assets                                      5,565,000         4,560,000
     Less valuation allowance                                      (3,507,000)       (1,848,000)
                                                                 ------------      ------------
     Total gross deferred tax assets                               (2,058,000)       (2,712,000)

Deferred tax liabilities:
     Other property and equipment                                  (2,053,000)       (2,707,000)
     Other                                                             (5,000)           (5,000)
     Total gross deferred tax liabilities                          (2,058,000)       (2,712,000)
                                                                 ------------      ------------
     Net deferred tax asset (liability)                          $         --      $         --
                                                                 ============      ============

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will likely not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. As such, the Company has recorded a valuation allowance of $3,507,000 to reflect the realizability of its net deferred tax assets. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

     As of September 30, 2001, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $13,796,000, which is available to offset future regular taxable income, if any. Net operating loss carryforwards in the amounts of $10,666,000 and $3,130,000 expire in 2019 and 2020 respectively. The Company has alternative minimum tax credit carryforwards totaling $813,000 to offset regular income tax, which have no scheduled expiration date.

7. NET LOSS PER COMMON SHARE

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted net income per common share:

                                                                        2001                2000                1999
                                                                   --------------      --------------      --------------
     Numerator:
          Net loss and numerator for basic and diluted
              net loss per common share-income
              available to common stockholders                     $   (4,978,000)     $  (11,135,000)     $   (6,430,000)
                                                                   ==============      ==============      ==============
     Denominator:
          Denominator for basic net loss per common
              share-weighted average common shares                      5,442,627           5,425,210           5,397,624
         Effect of dilutive securities-employee stock options                  --                  --                  --
                                                                   --------------      --------------      --------------
          Denominator for diluted net income (loss) per common
              share-adjusted weighted average common shares
              and assumed conversions                                   5,442,627           5,425,210           5,397,624
                                                                   ==============      ==============      ==============
     Net loss per common share                                     $         (.91)     $        (2.05)     $        (1.19)
                                                                   ==============      ==============      ==============
     Net loss per common share-assuming dilution                   $         (.91)     $        (2.05)     $        (1.19)
                                                                   ==============      ==============      ==============

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2001 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or
(ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

8. MAJOR CUSTOMERS

     The Company operates in only one business segment, contract seismic data acquisition and processing services. During 1999, sales to only one customer exceeded 10% of operating revenue. The percentage of sales to this customer in 1999 was 30.9%. During each of 2000 and 2001, sales to no customers exceeded 10% of operating revenue.

9. CONTINGENCIES

     The Company was a defendant in two lawsuits pending in the 112th and 83rd District Courts of Pecos County, Texas (respectively, Cause No. 8812, Ernestine Bernal, et al. vs. Javier Antonio Orona, et al.; and Cause No. P5565-83-CV, Carla Jaquez, et al. vs. Javier Antonio Orona, et al.) relating to a July 1995 accident involving a van owned by the Company which was used to transport employees to various job sites and a non-Company owned vehicle. Said litigation was settled within the limits of the Company's insurance coverage during fiscal 2001 without any cost or expense to the Company.

     The Company is party to other legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's financial position or results of operation, as the Company believes it is adequately insured.

     On February 18, 1998 the Company entered into a five year, non-cancelable operating lease for office space. Future minimum lease commitments under the lease at September 30 of each year are $142,716 through 2002, declining to $107,037 in 2003.

10. RIGHTS AGREEMENT

     On July 13, 1999, the Board of Directors of the Company authorized and declared a dividend to the holders of record on July 23, 1999 of one Right (a "Right") for each outstanding share of the Company's common stock. When exercisable, each Right will entitle the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "Preferred Shares") at an exercise price of $50.00 per Right. The rights are not currently exercisable and will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding common stock or announces a tender offer or exchange offer, the consummating of which would result in attaining the triggering percentage. The Rights are subject to redemption by the Company for $.01 per Right at any time prior to the tenth day after the first public announcement of a triggering acquisition.

     If the Company is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 20% or more of the Company's common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquired Company's shares of common stock having a market value of two times such price. In addition, if a person or group acquires beneficial ownership of 20% or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right's then current exercise price, a number of the Company's shares of common stock having a market value of two times the exercise price.

     Subsequent to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock and prior to the acquisition of beneficial ownership of 50% or more of the Company's common stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such acquiring person or group, which will have become null and void and nontransferable), in whole or in part, at an exchange ratio of one share of the Company's common stock (or one one-hundredth of a Preferred Share) per Right.

     The Rights dividend distribution was made on July 23, 1999, payable to shareholders of record at the close of business on that date. The Rights will expire on July 23, 2009.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. The Company adopted SFAS No. 133, as required by SFAS 137 "Deferral of the Effective Date of the FASB Statement No. 133," effective October 1, 2000. Based on the Company's preliminary assessment of the implications of this new statement, the Company believes it has no freestanding or embedded derivative instruments that would need to be accounted for under SFAS 133.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2001 the Company expects no impact to the financial statements, upon adoption, as no business combinations have been entered into, thus the potential for associated goodwill does not currently exist.

     Also, the FASB has voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of September 30, 2001 the Company expects no impact to the financial statements, upon adoption, as we do not believe that we incurred any obligations associated with asset retirements.

     On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact to its financial statements.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               Quarter Ended
                                      ------------------------------------------------------------------
                                      December 31         March 31           June 30        September 30
                                      ------------      ------------      ------------      ------------
Fiscal 2001:
    Operating revenues                $  6,349,000      $ 10,071,000      $ 12,051,000      $  9,407,000
    Income (loss) from operations       (3,485,000)       (1,104,000)          325,000        (1,512,000)
    Net income (loss)                   (3,292,000)         (876,000)          500,000        (1,310,000)
    Net income (loss) per common
          Share                       $       (.61)     $       (.16)     $        .09      $       (.24)
    Net income (loss) per common
          Share assuming dilution     $       (.61)     $       (.16)     $        .09      $       (.24)

Fiscal 2000:
    Operating revenues                $  4,893,000      $  4,275,000      $  2,712,000      $  6,589,000
    Loss from operations              $ (3,863,000)     $ (3,970,000)     $ (4,177,000)     $ (2,772,000)
    Net loss                          $ (2,399,000)     $ (3,020,000)     $ (3,168,000)     $ (2,548,000)
    Net loss per common share         $       (.44)     $       (.55)     $       (.58)     $       (.47)
    Net loss per common share
          assuming dilution           $       (.44)     $       (.55)     $       (.58)     $       (.47)