Form 10-Q
period 2001-12-31
DAWSON GEOPHYSICAL CO
filed 2002-02-07
CIK 351231

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2001
                                          -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________ .

   For Quarter Ended December 31, 2001        Commission File number 2-71058
                     -----------------                               -------

                          DAWSON GEOPHYSICAL COMPANY
                          --------------------------
             (Exact name of Registrant as specified in its Charter)

                TEXAS                                     75-0970548
                -----                                     ----------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification No.)

 508 West Wall, Suite 800, Midland, Texas                   79701
 ----------------------------------------                   -----
 (Address of principal executive offices)                (Zip Code)

        (Registrant's telephone number, including area code) 915/684-3000
                                                             ------------

                                      NONE
                                      ----
 (Former Name, Former Address & Former Fiscal Year if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              Outstanding at December 31, 2001
            -----                              --------------------------------
Common Stock, $.33 1/3 par value                        5,466,294 shares

                                       -1-
================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                      INDEX
                                      -----


                                                                       Page No.
                                                                       --------

Part I.       Financial Information:

Item I.  Financial Statements

              Statements of Operations --
                  Three Months Ended December 31,
                  2001 and 2000                                            3

              Balance Sheets --
                  December 31, 2001 and September 30,
                  2001                                                     4

              Statements of Cash Flows --
                  Three Months Ended December 31,
                  2001 and 2000                                            5

              Notes to Financial Statements                                6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               8


Item 3.       Quantitative and Qualitative Disclosures
                  About Market Risk                                       11

Part II.      Other Information                                           12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                         December 31
                                              ---------------------------------
                                                  2001                  2000
                                              -----------           -----------

Operating revenues                            $ 8,220,000           $ 6,349,000

Operating costs:
    Operating expenses                          8,001,000             7,056,000
    General and administrative                    499,000               447,000
    Depreciation                                1,123,000             2,331,000
                                              -----------           -----------

                                                9,623,000             9,834,000
Loss from operations                           (1,403,000)           (3,485,000)

Other income (expense):
       Interest income                            158,000               188,000
       Other                                       72,000                 4,000
       Gain on disposal of assets                    --                   1,000
                                              -----------           -----------

Loss before income tax                         (1,173,000)           (3,292,000)

Income tax benefit                                   --                    --
                                              -----------           -----------

Net loss                                      $(1,173,000)          $(3,292,000)
                                              ===========           ===========

Net loss per common share                     $      (.22)          $      (.61)
                                              ===========           ===========

Weighted average equivalent common
       shares outstanding                       5,450,028             5,433,229
                                              ===========           ===========

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                                 BALANCE SHEETS

                                                                   December 31, 2001     September 30, 2001
                                                                     ------------           ------------
                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  9,492,000           $  4,338,000
   Short-term investments                                               8,948,000             10,952,000
   Accounts receivable, net of allowance
            for doubtful accounts of $121,000
            for each period                                             5,001,000              8,695,000
   Prepaid expenses                                                       228,000                173,000
                                                                     ------------           ------------

           Total current assets                                        23,669,000             24,158,000
                                                                     ------------           ------------

Property, plant and equipment                                          73,934,000             73,656,000
   Less accumulated depreciation                                      (53,547,000)           (52,433,000)
                                                                     ------------           ------------

           Net property, plant and equipment                           20,387,000             21,223,000
                                                                     ------------           ------------

                                                                     $ 44,056,000           $ 45,381,000
                                                                     ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $    811,000           $  1,181,000
   Accrued liabilities:
      Payroll costs and other taxes                                       439,000                315,000
      Other                                                               246,000                303,000
                                                                     ------------           ------------

           Total current liabilities                                    1,496,000              1,799,000
                                                                     ------------           ------------

Stockholders' equity:
   Preferred stock--par value $1.00 per share;
              5,000,000 shares authorized, none outstanding                  --                     --
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,466,294
              and 5,445,794 issued and outstanding,
              respectively                                              1,822,000              1,815,000
   Additional paid-in capital                                          38,855,000             38,711,000
   Retained earnings                                                    1,883,000              3,056,000
                                                                     ------------           ------------

           Total stockholders' equity                                  42,560,000             43,582,000
                                                                     ------------           ------------

                                                                     $ 44,056,000           $ 45,381,000
                                                                     ============           ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                          December 31
                                                               ---------------------------------
                                                                   2001                  2000
                                                               -----------           -----------
Cash flows from operating activities:
            Net loss                                           $(1,173,000)          $(3,292,000)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
            Depreciation                                         1,123,000             2,331,000
            Gain on disposal of assets                                --                  (1,000)
            Stock based compensation                               151,000                92,000
            Other                                                   12,000                 8,000
            Change in current assets and liabilities:
              Decrease in accounts receivable                    3,694,000             1,274,000
              Increase in prepaid expenses                         (55,000)               (3,000)
              Increase (decrease) in accounts payable             (370,000)              259,000
              Increase in accrued liabilities                       67,000               120,000
                                                               -----------           -----------

Net cash provided by operating activities                        3,449,000               788,000
                                                               -----------           -----------

Cash flows from investing activities:
  Proceeds from disposal of assets                                    --                  (1,000)
  Capital expenditures                                            (287,000)              (88,000)
  Proceeds from maturity of short-term
            investments                                          6,000,000             2,000,000
  Investment in short-term investments                          (4,008,000)           (2,000,000)
                                                               -----------           -----------

Net cash provided by (used in)
   investing activities                                          1,705,000               (89,000)
                                                               -----------           -----------

Net increase in cash and cash equivalents                        5,154,000               699,000

Cash and cash equivalents at beginning
  of period                                                      4,338,000               509,000
                                                               -----------           -----------

Cash and cash equivalents at end of period                     $ 9,492,000           $ 1,208,000
                                                               ===========           ===========

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS

1.          OPINION OF MANAGEMENT

            Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect adjustments, consisting of normal recurring accruals and the change of estimate in the lives of certain assets (see Note 2), necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year.

2.        PLANT, PROPERTY AND EQUIPMENT

          Management of the Registrant has revised the estimated lives of certain assets based on the technology of certain seismic data recording equipment consisting of the central electronic components and of energy source units. Management believes that the central electronics components contained in the field recording units of the Company's six crews remain state of the art. Management believes that advancements in the foreseeable future will consist of upgrades that may require replacements of modules of the central electronics. Management does not believe that the current systems will become obsolete at the end of the original estimate and has revised the estimated life of these assets.

         Management believes that the current fleet of energy source units will provide service beyond the life originally estimated due to actual performance of units in the past and to the redesign of the unit. Accordingly, the estimated life of this class of asset has been revised.

         The change of estimate was made as of October 1, 2001. The effect to depreciation and to the net loss for the three months ended December 31, 2001 is:

                                                                Pro Forma
                                            As Reported     (As if No Change)
                                            -----------      ----------------

            Depreciation                    $ 1,123,000        $ 1,999,000
                                            ===========        ===========
            Net loss                        $(1,173,000)       $(2,049,000)
                                            ===========        ===========

            Net loss per share              $      (.22)       $      (.38)
                                            ===========        ===========

3.          NET INCOME PER COMMON SHARE

            The following table sets forth the computation of basic and diluted net income per common share:

                                                   Three Months Ended
                                                        December 31
                                             ---------------------------------
                                                 2001                  2000
                                             -----------           -----------

  NUMERATOR:
     Net loss and numerator for basic
        and diluted net income per
        common share-income available
        to common stockholders               $(1,173,000)          $(3,292,000)
                                             -----------           -----------

DENOMINATOR:
     Denominator for basic net loss
        per common share-weighted
        average common shares                  5,450,028             5,433,229
     Effect of dilutive securities-
        employee stock options                      --                    --
                                             -----------           -----------
     Denominator for diluted net
        loss per common share-
        adjusted weighted average
        common shares and assumed
        conversions                            5,450,028             5,433,229
                                             -----------           -----------

  Net loss per common share                  $      (.22)          $      (.61)
                                             ===========           ===========

  Net loss per common share-
     assuming dilution                       $      (.22)          $      (.61)
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

OVERVIEW

While excess capacity remains in the land-based seismic industry, the Company experienced some improvement in pricing during fiscal 2001 continuing through the first quarter of fiscal 2002. For the quarters ended December 31, 2001 and 2000, the Company's revenues were negatively impacted due to unfavorable weather and difficulty in obtaining permits for rights-of-way. Demand for the Company's services is related to crude oil and natural gas prices; however, there has been a delay in demand for geophysical services due to a period of intense drilling. This delay has had a negative impact on price recovery for the Company's services.

As discussed below in Results of Operations and in Note 2 of the "Notes to Financial Statements," depreciation expense was reduced in the quarter ended December 31, 2001 due to a change in the estimate of the lives of certain assets.

RESULTS OF OPERATIONS

The Company's operating revenues for the first quarter of fiscal 2002 increased 29.5% from $6,349,000 to $8,220,000. Revenues were positively impacted in fiscal 2001 and continuing into fiscal 2002 by moderate improvements in the pricing of its services. Inclement weather and permit delays had a negative impact on the first quarter revenues of fiscal 2002.

Operating expenses increased 13.4% in the first quarter of fiscal 2002 as compared to the same period of fiscal 2001 as a result of increased demand for the Company's services. The Company operated five crews throughout fiscal 2001 and began fiscal 2002 with five crews reducing to four during the quarter ended December 31, 2001. While the unfavorable weather experienced in the quarter ended December 31, 2001 had a negative impact on revenues, the impact was minimal to operating expenses.

General and administrative expenses for the quarter ended December 31, 2001 totaled $499,000, an increase of $52,000 from the same period of fiscal 2001. General and administrative expenses represent six percent of the revenues of the quarter ended December 31, 2001 and seven percent of the revenues for the same period of the prior fiscal year.

Depreciation for the quarter ended December 31, 2001 totaled $1,123,000, as compared to $2,331,000 from the same period of fiscal 2001. As discussed in Note 2 of the "Notes to Financial Statements," the Company revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction in depreciation expense and net loss of approximately $876,000 for the quarter ended December 31, 2001. The decrease in depreciation expense includes a modest effect resulting from a suspension of capital expansion beginning in fiscal 1999 due to industry conditions.

Total operating costs for the first quarter of fiscal 2002 totaled $9,623,000, a decrease of 2.1% from the same period of fiscal 2001 due to the factors described above. The 29.5% increase of revenues as compared to the 13.4% increase of total operating costs for the first quarter of fiscal 2002 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued price competition in the bidding process for geophysical services due to the remaining over capacity in our industry.

No income tax expense was recorded for the first quarter of fiscal 2002 or 2001 due to a pretax loss. The Company has no income tax benefit remaining due to the establishment of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities of $3,449,000 in the quarter ended December 31, 2001 primarily reflects the net loss for the quarter offset by changes in working capital components.

Net cash provided by investing activities in the first quarter of fiscal 2002 represents management of short-term investments and limited capital expenditures. At December 31, 2001, proceeds from a matured Treasury note had not been reinvested and are included in the balance of cash and cash equivalents.

There are no cash flows resulting from financing activities for the first quarters of fiscal 2002 or 2001.

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

CAPITAL RESOURCES

The Company believes that its capital resources, including its short-term investments and cash flow from operations are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments. The Company is currently not subject to any financing arrangements; however, it believes that financing through traditional sources is available.

CRITICAL ACCOUNTING POLICIES

The following accounting policies require management assumptions and estimates which could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Allowance for Doubtful Accounts
-------------------------------
Management prepares its allowance for doubtful accounts receivable based on its past experience of historical write-offs and review of past due accounts. The inherent volatility of the energy industry's business cycle can cause swift and unpredictable changes in the financial stability of the Company's customers.

Impairment of Long-lived Assets
-------------------------------
Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the asset's recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management's estimate of future cash flows is based on historical experience in the energy industry's volatile business cycle which is difficult to predict.

Depreciable Lives of Property, Plant and Equipment
--------------------------------------------------
Property, Plant and Equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management's estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available these estimates could change. As described in
Note 2 of the "Notes to Financial Statements," the Company has revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction of depreciation expense and net loss of approximately $876,000 for the quarter ended December 31, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of December 31, 2001 the Company expects no impact to the financial statements, upon adoption, as no business combinations have been entered into, thus the potential for associated goodwill does not currently exist

            In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of December 31, 2001 the Company expects no impact to the financial statements, upon adoption, as we have not incurred any obligations associated with asset retirements.

            On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing the impact to its financial statements.



Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At December 31, 2001 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of December 31, 2001, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

Part II.                        OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

            (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES




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


                                     DAWSON GEOPHYSICAL COMPANY
                                     --------------------------
                                     (REGISTRANT)


                                     By: /s/ L. Decker Dawson
                                         ---------------------------------------
                                         L. Decker Dawson
                                         President



                                     /s/ Christina W. Hagan
                                     -------------------------------------------
                                     Christina W. Hagan
                                     Chief Financial Officer



DATE:   January 28, 2002