Form 10-Q
period 2002-03-31
DAWSON GEOPHYSICAL CO
filed 2002-05-03
CIK 351231

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

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

     For Quarter Ended March 31, 2002        Commission File number 2-71058
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  Outstanding at March 31, 2002
--------------------------------                   -----------------------------
Common Stock, $.33 1/3 par value                          5,467,294 shares
================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                      INDEX
                                      -----

                                                                    Page No.
                                                                    -------
Part I.  Financial Information:

Item 1.  Financial Statements

            Statements of Operations --
                   Three Months and Six Months
                   ended March 31, 2002 and 2001                       3

            Balance Sheets --
                   March 31, 2002 and September 30,
                   2001                                                4

            Statements of Cash Flows --
                   Six Months Ended March 31,
                   2002 and 2001                                       5

            Notes to Financial Statements                              6

Item 2.

            Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                          8


Item 3.     Quantitative and Qualitative Disclosures                  11
                   About Market Risk


Part II.    Other Information                                         12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended          Six Months Ended
                                            March 31                    March 31
                                   -------------------------   -------------------------
                                       2002          2001          2002          2001
                                   -----------   -----------   -----------   -----------
Operating revenues                 $ 8,962,000   $10,071,000   $17,182,000   $16,420,000
                                   -----------   -----------   -----------   -----------
Operating costs:
  Operating expenses                 7,513,000     8,368,000    15,514,000    15,424,000
  General and administrative           629,000       469,000     1,128,000       916,000
  Depreciation                       1,077,000     2,338,000     2,200,000     4,669,000
                                   -----------   -----------   -----------   -----------
                                     9,219,000    11,175,000    18,842,000    21,009,000
                                   -----------   -----------   -----------   -----------
Loss from operations                  (257,000)   (1,104,000)   (1,660,000)   (4,589,000)

Other income (expense):

  Interest income                      117,000       216,000       275,000       404,000
  Gain on disposal of assets             5,000         2,000         5,000         3,000
  Other income                           1,000        10,000        73,000        14,000
                                   -----------   -----------   -----------   -----------

Loss before income tax                (134,000)     (876,000)   (1,307,000)   (4,168,000)
Income tax benefit                           -             -             -             -
                                   -----------   -----------   -----------   -----------

Net loss                           $  (134,000)  $  (876,000)  $(1,307,000)  $(4,168,000)
                                   ===========   ===========   ===========   ===========

Net loss per common share                $(.02)        $(.16)        $(.24)        $(.77)
                                         =====         =====         =====         =====

Weighted average equivalent common
    shares outstanding               5,467,272     5,445,794     5,458,555     5,439,442
                                   ===========   ===========   ===========   ===========

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                 BALANCE SHEETS

                                                      March 31,    September 30,
                                                        2002           2001
                                                    ------------   ------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $  1,070,000   $  4,338,000
  Short-term investments                              16,051,000     10,952,000
  Accounts receivable,net of allowance
    for doubtful accounts of $121,000
    in each period                                     6,638,000      8,695,000
  Prepaid expenses                                       496,000        173,000
                                                    ------------   ------------
      Total current assets                            24,255,000     24,158,000
                                                    ------------   ------------

Property, plant and equipment                         73,938,000     73,656,000
  Less accumulated depreciation                      (54,599,000)   (52,433,000)
                                                    ------------   ------------
      Net property, plant and equipment               19,339,000     21,223,000
                                                    ------------   ------------

                                                    $ 43,594,000   $ 45,381,000
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $    602,000   $  1,181,000
  Accrued liabilities:
    Payroll costs and other taxes                        376,000        315,000
    Other                                                182,000        303,000
                                                    ------------   ------------
      Total current liabilities                        1,160,000      1,799,000
                                                    ------------   ------------
Stockholders' equity:
  Preferred stock--par value $1.00 per share;
    5,000,000 shares authorized, none outstanding              -              -
  Common stock - par value $.33 1/3 per share;
    10,000,000 shares authorized, 5,467,294
     and 5,445,794 issued and outstanding
    respectively                                       1,822,000      1,815,000
  Additional paid-in capital                          38,863,000     38,711,000
  Retained earnings                                    1,749,000      3,056,000
                                                    ------------   ------------
      Total stockholders' equity                      42,434,000     43,582,000
                                                    ------------   ------------

                                                    $ 43,594,000   $ 45,381,000
                                                    ============   ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                              March 31
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Cash flows from operating activities:
  Net loss                                          $ (1,307,000)  $ (4,168,000)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                       2,200,000      4,669,000
    Gain on disposal of assets                            (5,000)        (3,000)
    Non-cash compensation                                178,000         92,000
    Other                                                 54,000         13,000
    Change in current assets and liabilities:
      Decrease in accounts receivable                  2,057,000        601,000
      Decrease (increase) in prepaid expenses           (323,000)         5,000
      Decrease in income taxes receivable                      -      2,165,000
      Increase (decrease) in accounts payable           (579,000)        28,000
      Increase (decrease) in accrued liabilities         (60,000)        70,000
                                                    ------------   ------------

Net cash provided by operating activities              2,215,000      3,472,000
                                                    ------------   ------------

Cash flows from investing activities:
  Proceeds from disposal of assets                        10,000         14,000
  Capital expenditures                                 (333,000)       (411,000)
  Proceeds from maturity of short-term
    investments                                        6,000,000      2,000,000
  Investment in short-term investments               (11,160,000)    (3,538,000)
                                                    ------------   ------------

Net cash used in investing activities                 (5,483,000)    (1,935,000)
                                                    ------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                         (3,268,000)     1,537,000

Cash and cash equivalents at beginning
  of period                                            4,338,000        509,000
                                                    ------------   ------------

Cash and cash equivalents at end of period          $  1,070,000   $  2,046,000
                                                    ============   ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS

1. OPINION OF MANAGEMENT

     Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals and the change of estimate in the lives of certain assets (see Note 2), necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year.

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

     The change of estimate was made as of October 1, 2001. The effect to depreciation and to the net loss for the three months and the six months ended March 31, 2002 is:
                                                             Pro Forma
                             As Reported                 (As if No Change)
                             -----------                  ----------------
                      Three Months    Six Months    Three Months    Six Months
                      ---------------------------   ---------------------------

  Depreciation        $  1,077,000   $  2,200,000   $  1,937,000   $  3,936,000
                      ============   ============   ============   ============
  Net loss            $   (134,000)  $ (1,307,000)  $   (994,000)  $ (3,043,000)
                      ============   ============   ============   ============

  Net loss per share         $(.02)         $(.24)         $(.18)         $(.56)
                             =====          =====          =====          =====

3. NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share:

                                          Three Months Ended            Six Months Ended
                                               March 31                      March 31
                                     ---------------------------   ---------------------------
                                         2002           2001           2002           2001
                                     ------------   ------------   ------------   ------------
  NUMERATOR:
    Net loss and numerator for basic
      and diluted net income per
      common share-income available
      to common stockholders         $  (134,000)   $   (876,000)  $ (1,307,000)  $ (4,168,000)
                                     ------------   ------------   ------------   ------------

  ENOMINATOR:
    Denominator for basic net loss
      per common share-weighted
      average common shares             5,467,272      5,445,794      5,458,555      5,439,442
    Effect of dilutive securities-
      employee stock options                    -              -              -              -
                                     ------------   ------------   ------------   ------------
    Denominator for diluted net
      loss per common share-
      adjusted weighted average
      common shares and assumed
      conversions                       5,467,272      5,445,794      5,458,555      5,439,442
                                     ------------   ------------   ------------   ------------

  Net loss per common share                 $(.02)         $(.16)         $(.24)         $(.77)
                                            =====          =====          =====          =====

  Net loss per common share-
    assuming dilution                       $(.02)         $(.16)         $(.24)         $(.77)
                                            =====          =====          =====          =====

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2002 and 2001 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

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


OVERVIEW

The Company has maintained improvement in pricing that has been gained over the last eighteen months even though excess capacity remains in the land-based seismic industry and price competition prevails. The Company's revenues were negatively impacted due to unfavorable weather and difficulty in obtaining permits for rights-of-way during the six months ended March 31, 2002 and to a lesser extent in 2001. Production increases obtainable with favorable weather and timely permits for rights-of-way will significantly improve the Company's operating results. Demand for the Company's services is related to crude oil and natural gas prices; however, there has been a delay in demand for geophysical services due to a period of intense drilling. The unusually warm winter of 2001-2002 depressed natural gas prices.

As discussed below in Results of Operations and in Note 2 of the "Notes to Financial Statements," depreciation expense was reduced for the three months and for the six months ended March 31, 2002 due to a change in the estimate of the lives of certain assets.


RESULTS OF OPERATIONS

The Company's operating revenues for the first six months of fiscal 2002 increased 4.6% to $17,182,000 from $16,420,000 for the same period of fiscal 2001. For the three months ended March 31, 2002, operating revenues totaled $8,962,000 versus $10,071,000 for the same period of fiscal 2001, an 11% decrease. The Company has continually operated four crews in fiscal 2002 as compared to five crews for the same period of fiscal 2001.

Operating expenses for the six months ended March 31, 2002 totaled $15,514,000, a slight increase from the same period of fiscal 2001. For the quarter ended March 31, 2002, operating expenses totaled $7,513,000 versus $8,368,000 for the same period of fiscal 2001, a 10.2% decrease. In January 2001 the Company restored salary reductions that had been enacted in January 1999.

General and administrative expenses for the six months ended March 31, 2002 totaled $1,128,000 as compared to $916,000 for the same period of fiscal 2001. For the quarter ended March 31, 2002, general and administrative expenses totaled $629,000, an increase of $160,000 from the same period of fiscal 2001. A significant factor of the increase consists of the Company's match to employees' contributions to the Company's 401(k) Plan that was implemented January 1, 2002.

Depreciation for the six months and for the quarter ended March 31, 2002 decreased approximately 53%. As discussed in Note 2 of the "Notes to Financial Statements," the Company revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction in depreciation expense and net loss of approximately $1,736,000 for the six month period and $860,000 for the quarter ended March 31, 2002. The decrease in depreciation expense includes a modest effect resulting from a suspension of capital expansion beginning in fiscal 1999 due to industry conditions.

Total operating costs for the first six months of fiscal 2002 were $18,842,000, a decrease of 10.3%, from the same period of fiscal 2001 due to the factors described above. For the quarter ended March 31, 2002, total operating costs of $9,219,000 represent a 17.5% decrease from the same period of the prior fiscal year. The 4.6% increase of revenues as compared to the 10.3% decrease of total operating costs for the first six months of fiscal 2002 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued price competition in the bidding process for geophysical services due to the remaining over capacity in our industry.

No income tax expense was recorded for the three months or the six months ended March of fiscal 2002 or 2001 due to a pretax loss. The Company has no income tax benefit due to the establishment of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities of $2,215,000 for the six months ended March 31, 2002 primarily reflects the net loss for the quarter offset by depreciation and changes in working capital components.

Net cash provided by investing activities in the first six months of fiscal 2002 represents management of short-term investments and limited capital expenditures. Proceeds from and investment in short-term investments at March 31, 2002 reflect a timing difference between the purchase of a Treasury note and settlement of the maturing instrument it replaced in the portfolio. The Company's capital expenditures in fiscal 2002 consist primarily of vehicles to maintain efficient field operations.

There are no cash flows resulting from financing activities for the first six months of fiscal 2002 or 2001.

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

Impairment of Long-lived Assets
-------------------------------

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the asset's recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management's estimate of future cash flows is based on historical experience in the energy industry's volatile business cycle which is difficult to predict.

Depreciable Lives of Property, Plant and Equipment
--------------------------------------------------

Property, Plant and Equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management's estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available these estimates could change. As described in
Note 2 of the "Notes to Financial Statements," the Company has revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction of depreciation expense and net loss of approximately $860,000 for the three months and $1,736,000 for the six months ended March 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of March 31, 2002 the Company expects no impact to the financial statements, upon adoption, as no business combinations have been entered into, thus the potential for associated goodwill does not currently exist

     In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement

Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of March 31, 2002 the Company expects no impact to the financial statements, upon adoption, as we have not incurred any obligations associated with asset retirements.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At March 31, 2002 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of March 31, 2002, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

Part II.     OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

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


                                DAWSON GEOPHYSICAL COMPANY
                                --------------------------
                                (REGISTRANT)


                                By: /s/ L. Decker Dawson
                                    -----------------------------------
                                L. Decker Dawson
                                Chairman of the Board of Directors
                                and Chief Executive Officer



                                /s/ Christina W. Hagan
                                ----------------------------------
                                Christina W. Hagan
                                Chief Financial Officer


DATE:  April 23, 2002
       --------------