Form 10-Q
period 2002-06-30
DAWSON GEOPHYSICAL CO
filed 2002-08-12
CIK 351231

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from     to

   For Quarter Ended June 30, 2002           Commission File number 2-71058
                     -------------                                  -------


                           DAWSON GEOPHYSICAL COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              TEXAS                                         75-0970548
 -------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


   508 West Wall, Suite 800, Midland, Texas                        79701
   ----------------------------------------                     -----------
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
                                       ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            Outstanding at June 30, 2002
    --------------------------------             ----------------------------
    Common Stock, $.33 1/3 par value                   5,467,294 shares

                           DAWSON GEOPHYSICAL COMPANY

                                      INDEX

                                                                                       Page No.
                                                                                       --------
Part I.           Financial Information:

Item 1.           Financial Statements:

                  Statements of Operations --
                        Three Months and Nine Months
                        ended June 30, 2002 and 2001                                        3

                  Balance Sheets --
                        June 30, 2002 and September 30,
                        2001                                                                4

                  Statements of Cash Flows --
                        Nine Months Ended June 30,
                        2002 and 2001                                                       5

                  Notes to Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                          8

Item 3.           Quantitative and Qualitative Disclosures
                        About Market Risk                                                   11

Part II.          Other Information                                                         12

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

                           DAWSON GEOPHYSICAL COMPANY

Item 1. Financial Statements

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                  Nine Months Ended
                                                       June 30                            June 30
                                           --------------------------------   --------------------------------
                                                2002              2001             2002              2001
                                           --------------    --------------   --------------    --------------
Operating revenues                         $    9,096,000    $   12,051,000   $   26,278,000    $   28,471,000
                                           --------------    --------------   --------------    --------------
Operating costs:
     Operating expenses                         8,102,000         9,216,000       23,690,000        24,640,000
     General and administrative                   496,000           439,000        1,550,000         1,355,000
     Depreciation                               1,048,000         2,071,000        3,248,000         6,740,000
                                           --------------    --------------   --------------    --------------
                                                9,646,000        11,726,000       28,488,000        32,735,000
                                           --------------    --------------   --------------    --------------

Income (loss) from operations                    (550,000)          325,000       (2,210,000)       (4,264,000)

Other income (expense):

    Interest income                               119,000           169,000          394,000           573,000
    Gain (loss) on disposal
     of assets                                         --             5,000            5,000             8,000
    Other income                                    3,000             1,000           76,000            15,000
                                           --------------    --------------   --------------    --------------

Income (loss) before income tax                  (428,000)          500,000       (1,735,000)       (3,668,000)

     Income tax benefit                                --                --               --                --
                                           --------------    --------------   --------------    --------------

Net income (loss)                          $     (428,000)   $      500,000   $   (1,735,000)   $   (3,668,000)
                                           ==============    ==============   ==============    ==============

Net income (loss) per common share         $         (.08)   $          .09   $         (.32)   $         (.67)
                                           ==============    ==============   ==============    ==============

Net income (loss) per common share--
         assuming dilution                 $         (.08)   $          .09   $         (.32)   $         (.67)
                                           ==============    ==============   ==============    ==============

Weighted average equivalent common
    shares outstanding                          5,467,294         5,445,794        5,461,468         5,441,513
                                           ==============    ==============   ==============    ==============

Weighted average equivalent common
         shares outstanding--
         assuming dilution                      5,467,294         5,516,671        5,461,468         5,441,513
                                           ==============    ==============   ==============    ==============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                                 BALANCE SHEETS

                                                               June 30, 2002    September 30, 2001
                                                               -------------    ------------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                   $   3,905,000    $   4,338,000
   Short-term investments                                         13,978,000       10,952,000
   Accounts receivable, net of allowance for
         doubtful accounts of $121,000 in each period              6,276,000        8,695,000
   Prepaid expenses                                                  485,000          173,000
                                                               -------------    -------------

           Total current assets                                   24,644,000       24,158,000
                                                               -------------    -------------

Property, plant and equipment                                     74,522,000       73,656,000
   Less accumulated depreciation                                 (55,639,000)     (52,433,000)
                                                               -------------    -------------

           Net property, plant and equipment                      18,883,000       21,223,000
                                                               -------------    -------------

                                                               $  43,527,000    $  45,381,000
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     838,000    $   1,181,000
   Accrued liabilities:
      Payroll costs and other taxes                                  522,000          315,000
      Other                                                          161,000          303,000
                                                               -------------    -------------

           Total current liabilities                               1,521,000        1,799,000
                                                               -------------    -------------

Stockholders' equity:
   Preferred stock--par value $1.00 per share;
           5,000,000 shares authorized, none outstanding                  --               --
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,467,294
           and 5,445,794 shares issued and outstanding
           respectively                                            1,822,000        1,815,000
   Additional paid-in capital                                     38,863,000       38,711,000
   Retained earnings                                               1,321,000        3,056,000
                                                               -------------    -------------

           Total stockholders' equity                             42,006,000       43,582,000
                                                               -------------    -------------

                                                               $  43,527,000    $  45,381,000
                                                               =============    =============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                          June 30
                                                               ------------------------------
                                                                   2002              2001
                                                               -------------    -------------
Cash flows from operating activities:
         Net loss                                              $  (1,735,000)   $  (3,668,000)

Adjustments to reconcile net loss to
   net cash provided by operating activities:
         Depreciation                                              3,248,000        6,740,000
         Gain on disposal of assets                                   (5,000)          (8,000)
         Non-cash compensation                                       178,000           92,000
         Other                                                       101,000           31,000
         Change in current assets and liabilities:
           Decrease (increase) in accounts receivable              2,419,000       (3,055,000)
           Increase in prepaid expenses                             (312,000)        (114,000)
           Decrease in income taxes receivable                            --        2,165,000
           Increase (decrease) in accounts payable                  (343,000)         220,000
           Increase in accrued liabilities                            65,000          300,000
                                                               -------------    -------------

Net cash provided by operating activities                          3,616,000        2,703,000
                                                               -------------    -------------

Cash flows from investing activities:
  Proceeds from disposal of assets                                    10,000           49,000
  Capital expenditures                                              (939,000)        (629,000)
  Proceeds from maturity of short-term
         investments                                              10,059,000        3,500,000
  Investment in short-term investments                           (13,179,000)      (5,474,000)
                                                               -------------    -------------

Net cash used in investing activities                             (4,049,000)      (2,554,000)
                                                               -------------    -------------

Net increase (decrease) in cash and cash
         equivalents                                                (433,000)         149,000

Cash and cash equivalents at beginning
  of period                                                        4,338,000          509,000
                                                               -------------    -------------

Cash and cash equivalents at end of period                     $   3,905,000    $     658,000
                                                               =============    =============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.       OPINION OF MANAGEMENT

         Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition and results of operations for the periods pre- sented. The results of operations for the three months and the nine months ended June 30, 2002, are not necessarily indicative of the results to be expected for the fiscal year.

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

         The change of estimate was made as of October 1, 2001. The effect to depreciation and to the net loss for the three months and the nine months ended June 30, 2002 is:

                                                                             Pro Forma
                                           As Reported                   (As If No Change)
                                 ------------------------------    ------------------------------
                                 Three Months      Nine Months     Three Months      Nine Months
                                 -------------    -------------    -------------    -------------
         Depreciation            $   1,048,000    $   3,248,000    $   1,896,000    $   5,832,000
                                 =============    =============    =============    =============

         Net Loss                $    (428,000)   $  (1,735,000)   $  (1,276,000)   $  (4,319,000)
                                 =============    =============    =============    =============

         Net loss per share      $        (.08)   $        (.32)   $        (.24)   $        (.79)
                                 =============    =============    =============    =============

3.       NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income per common share:

                                                           Three Months Ended               Nine Months Ended
                                                                June 30                         June 30
                                                     ------------------------------   ------------------------------
                                                         2002              2001           2002              2001
                                                     -------------    -------------   -------------    -------------
Numerator:
  Net income (loss) and numerator for basic
    and diluted net income per
    common share-income available
    to common stockholders                           $    (428,000)   $     500,000   $  (1,735,000)   $  (3,668,000)
                                                     -------------    -------------   -------------    -------------

Denominator:
  Denominator for basic net income (loss)
    per common share-weighted
    average common shares                                5,467,294        5,445,794       5,461,468        5,441,513
  Effect of dilutive securities-
    employee stock options                                      --           70,877              --               --
                                                     -------------    -------------   -------------    -------------
  Denominator for diluted net income
    (loss) per common share-
    adjusted weighted average
    common shares and assumed
    conversions                                          5,467,294        5,516,671       5,461,468        5,441,513
                                                     -------------    -------------   -------------    -------------

Net income (loss) per common share                   $        (.08)   $         .09   $        (.32)   $        (.67)
                                                     =============    =============   =============    =============

Net income (loss) per common
  share--assuming dilution                           $        (.08)   $         .09   $        (.32)   $        (.67)
                                                     =============    =============   =============    =============


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


OVERVIEW

The Company has experienced improved pricing over the last eighteen months even though excess capacity and price competition prevail in the land-based seismic industry. The Company's revenues were negatively impacted due to unfavorable weather and difficulty in obtaining permits for rights-of-way during the nine months ended June 30, 2002. Production increases obtainable with favorable weather and timely permits for rights-of-way will significantly improve the Company's operating results. Demand for the Company's services is related to crude oil and natural gas prices.

As discussed below in Results of Operations and in Note 2 of the "Notes to Financial Statements," depreciation expense was reduced for the three months and for the nine months ended June 30, 2002 due to a change in the estimate of the lives of certain assets.


RESULTS OF OPERATIONS

The Company's operating revenues for the first nine months of fiscal 2002 decreased 7% to $26,278,000 from $28,471,000 for the same period of fiscal 2001. For the three months ended June 30, 2002, operating revenues totaled $9,096,000 versus $12,051,000 for the same period of fiscal 2001, a 24% decrease. The net profit of the third quarter of fiscal 2001 reflects the production results obtainable even though continued price competition and excess capacity in the land-based seismic industry have existed since the Company's previous profitable quarter, ending September 1998. The Company continually operated five crews in fiscal 2001. During the first nine months of fiscal 2002, the Company has operated four or five crews depending on weather conditions and the ability to obtain permits for rights-of-way. At June 30, 2002, the Company was operating three crews due to these factors.

Operating expenses for the nine months ended June 30, 2002 totaled $23,550,000, a 4% decrease from the same period of fiscal 2001. For the quarter ended June 30, 2002, operating expenses totaled $8,036,000 versus $9,216,000 for the same period of fiscal 2001, a 12% decrease. In January 2001 the Company restored salary reductions that had been enacted in January 1999.

General and administrative expenses for the nine months ended June 30, 2002 totaled $1,550,000 as compared to $1,355,000 for the same period of fiscal 2001. For the quarter ended June 30, 2002, general and administrative expenses totaled $496,000 as compared to $439,000 in the same quarter of fiscal 2001. Insurance premiums primarily account for these increases.

Depreciation for the nine months and for the quarter ended June 30, 2002 decreased approximately 50%. As discussed in Note 2 of the "Notes to Financial Statements," the Company revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction in depreciation expense and net loss of approximately $2,584,000 for the nine month period and $848,000 for the quarter ended June 30, 2002. The decrease in depreciation expense includes a modest effect resulting from a suspension of capital expansion beginning in fiscal 1999 due to industry conditions.

Total operating costs for the first nine months of fiscal 2002 were $28,488,000, a decrease of 13%, from the same period of fiscal 2001 due to the factors described above. For the quarter ended June 30, 2002, total operating costs of $9,646,000 represent a 17% decrease from the same period of the prior fiscal year. The 7% decrease of revenues as compared to the relatively flat total of operating expenses and general and administrative expense for the first nine months of fiscal 2002 reflects the high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business and continued price competition in the bidding process for geophysical services due to the remaining over-capacity in our industry.

No income tax expense was recorded for the three months or the nine months ended June of fiscal 2002 or 2001 due to a pretax loss. The Company has no income tax benefit due to the establishment of a valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities of $3,616,000 for the nine months ended June 30, 2002 primarily reflects the net loss offset by depreciation and changes in working capital components.

Net cash used in investing activities in the first nine months of fiscal 2002 represents management of short-term investments and capital expenditures. The Company's capital expenditures in fiscal 2002 consist primarily of the purchase of geophones and vehicles to maintain efficient field operations.

There are no cash flows resulting from financing activities for the first nine months of fiscal 2002 or 2001.

Capital Expenditures

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. The Company maintains equipment in and out of service in anticipation of increased future demand of the Company's services. In addition the Company continues to monitor the development of the three-component seismic approach. The Company believes that it is in position to respond to demand for this technological advancement of the seismic industry.

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

Depreciable Lives of Property, Plant and Equipment

Property, Plant and Equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management's estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available these estimates could change. As described in
Note 2 of the "Notes to Financial Statements," the Company has revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction of depreciation expense and net loss of approximately $848,000 for the three months and $2,584,000 for the nine months ended June 30, 2002.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2002 the Company expects no impact to the financial statements, upon adoption, as no business combinations have been entered into, thus the potential for associated goodwill does not currently exist.

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of June 30, 2002 the Company expects no impact to the financial statements, upon adoption, as we have not incurred any obligations associated with asset retirements.

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

         In April, 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections." Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as there is no debt.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statements as the Company does not anticipate exiting or disposing of any of its activities.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At June 30, 2002 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of June 30, 2002, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

Part II.                        OTHER INFORMATION

Item 5.  Other Information

         Dawson Geophysical Company (the Company) is furnishing herewith the Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 of its Principal Executive Officer and its Principal Financial Officer regarding facts and circumstances relating to Exchange Act filings as Exhibits 99.1 and 99.2, respectively, which are included herein. L. Decker Dawson, Chairman and Chief Executive Officer of the Company, and Christina W. Hagan, Vice President and Chief Financial Officer of the Company, signed these statements on August 9, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

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


                                                     DAWSON GEOPHYSICAL COMPANY
                                                     --------------------------
                                                     (REGISTRANT)



                                                     By: /s/ L. Decker Dawson
                                                     --------------------------
                                                     L. Decker Dawson
                                                     Chairman of the Board, CEO



                                                     /s/ Christina W. Hagan
                                                     --------------------------
                                                     Christina W. Hagan
                                                     Chief Financial Officer


DATE: August 12, 2002
      ---------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002