Form 10-K
period 2002-09-30
DAWSON GEOPHYSICAL CO
filed 2002-12-16
CIK 351231

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002      COMMISSION FILE NO. 0-10144



                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

  INCORPORATED IN THE STATE OF TEXAS                             75-0970548
                                                              (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

                 508 WEST WALL, SUITE 800, MIDLAND, TEXAS 79701
                         TELEPHONE NUMBER: 915-684-3000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.331/3 PAR VALUE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant based upon the mean between the closing high and low price of the Common Stock as of November 29, 2002 (as reported by NASDAQ), held by non-affiliates was approximately $25,068,045 (See Item 12). On that date, there were 5,467,294 shares of Dawson Geophysical Company Common Stock, $.33 1/3 par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Items 4, 10, 11 and 12 of Parts I and III hereof is incorporated by reference to the Registrant's definitive proxy statement filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

================================================================================

LETTER TO SHAREHOLDERS

Dear Shareholder:

Your Company generated revenues of $36,078,000 in its fiscal year ending September 30, 2002, compared to $37,878,000 in fiscal 2001 and $18,469,000 in fiscal 2000. Net losses for fiscal years 2002, 2001 and 2000 were $2,292,000, $4,978,000 and $11,135,000 respectively.

Revenues in the fourth quarter ending September 30, 2002 and 2001 were $9,800,000 and $9,407,000, respectively. These results have occurred against a continuing background of fierce price competition due to low geophysical industry utilization rates. However, current attractive prices for crude oil and natural gas have stimulated increased demand for the Company's exploration services. The Company's order book, as a result, has grown to the extent that all of the Company's assets have been operating since mid-November.

Demand for the Company's high resolution 3-D seismic surveys requires an everincreasing number of data channels. In response, Directors in their September meeting approved fiscal 2003 capital expenditures of $3,750,000 for additional data channels, vibrator energy source units and other support equipment. During fiscal years 2000, 2001 and 2002, capital expenditures totaled $6,658,000, a continuing expression of the Company's confidence in the future needs for its services.

May 15, 2002 marked the 50th anniversary of the Company's founding. During the year, we increased advertising expenditures to publicize this event throughout the petroleum industry and particularly in the geophysical industry. Our theme, "Celebrating 50 Years of Geophysical Excellence", highlighted your Company's historical record of delivering the highest quality product employing ever-advancing technology. In 1952, we created a geophysical company and a business philosophy that today endure under its original name. In 2002, Dawson Geophysical Company continues to lead the way in geophysical technology and 3-D innovation. From the beginning to today, we have focused our energies upon assisting our valued clients in discovering new reserves of oil and natural gas by continuing to upgrade our capabilities, never straying from the leading edge of seismic exploration.

Your support of our energies has brought our market share to the position of undisputed leader in the domestic seismic arena with operations throughout Texas, the Rocky Mountains, the Appalachian Region, and the southeastern and midcontinent areas of the United States. Helping to make this possible is the recent withdrawal from the domestic market of WesternGeco, jointly owned by Schlumberger and Baker Hughes. While the geophysical landscape continues to change, our plan for the road ahead is to make no change in the plan of the past 50 years: "Deliver Geophysical Excellence!"

This report arrives during the holiday season which creates an opportunity to wish you and yours a Merry Christmas and a Happy New Year.

              Sincerely,

              /s/ L. Decker Dawson          /s/ Stephen C. Jumper
              --------------------          ---------------------
              L. Decker Dawson              Stephen C. Jumper
              Chairman of the Board         President
              November 29, 2002

                           DAWSON GEOPHYSICAL COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I

Item 1.        Business...................................................   1
Item 2.        Properties.................................................   5
Item 3.        Legal Proceedings..........................................   5
Item 4.        Submission of Matters to a Vote of Security Holders........   5


PART II

Item 5.        Market for the Company's Common Equity and Related
               Stockholder Matters........................................   6
Item 6.        Selected Financial Data....................................   6
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   7
Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risk................................................   9
Item 8.        Financial Statements and Supplementary Data................  10
Item 9.        Changes in and Disagreements on Accounting and
               Financial Disclosure.......................................  10


PART III

Item 10.       Directors and Executive Officers of the Registrant.........  10
Item 11.       Executive Compensation.....................................  10
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management.............................................  10
Item 13.       Certain Relationships and Related Transactions.............  10
Item 14.       Controls and Procedures....................................  10


PART IV

Item 15.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K........................................  11


               Exhibit Index..............................................  12


               Signatures.................................................  13


               Index to Financial Statements.............................. F-l

                           DAWSON GEOPHYSICAL COMPANY
                         2002 ANNUAL REPORT ON FORM 10-K

                                     PART I.

ITEM 1. BUSINESS

GENERAL

     Founded in 1952, Dawson Geophysical Company acquires and processes 2-D, 3-D, 4-D and multi-component seismic data used in the exploration for, and development and field management of oil and natural gas reserves. The Company's operations consist of six 3-D seismic data acquisition crews and a seismic data processing center. In addition, the Company supports its data acquisition crews with offices in Houston and Denver. As a result of an increase in industry-wide demand for 3-D seismic surveys and the Company's competitive position, the Company has experienced increased market share for its 3-D seismic services. During fiscal 2002, substantially all of the Company's revenues were derived from 3-D seismic operations. Since 1999, the Company has steadily increased its acquisition and processing of multi-component seismic data.

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

     The Company is positioned to offer four-dimensional seismic surveys, which add the element of time to 3-D surveys. By surveying the same site at successive times, geophysicists compare data volumes and may be able to determine the progress of enhanced recovery programs in existing petroleum reservoirs, and thereby aid in extracting remaining reserves. Such projects could, over time, benefit reservoir management, thereby providing future opportunities for the Company.

     The industry as a whole is investigating even more sophisticated technologies. Researchers at the Colorado School of Mines, underwritten in part by the Company, have explored the use of three-component ('3-C") surveys utilizing shear wave information in the effort to identify and exploit recoverable oil and gas reserves. The Company's equipment currently includes vibrators and geophones capable of generating and recording shear waves.

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

     The Company owns equipment for six land-based crews gathering 3-D seismic data. The Company primarily uses vibrator energy sources, each of which weighs 50,000 to 62,000 pounds, but on occasion detonates dynamite charges placed in drill holes below the earth's surface to generate seismic energy. The Company has 53 vibrator energy source units and a capacity of

22,720 recording channels, any of which is configured to meet the demands of specific survey designs. Each crew consists of approximately 50 technicians, 25 associated vehicles with off-road capabilities, 50,000 to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. The Company operates six I/O System Two recording systems, two with RSR radio capability, and four MRX cable recording systems.

     Since 1994, the Company has grown from four seismic data acquisition crews with an aggregate recording capacity of 4,532 channels and 22 vibrator energy source units. Demand for more recording channels continues to increase from client companies as the industry strives for improved data quality. The Company's current average of 3,785 channels per crew is above the industry average. The comparatively large number of recording channels gives the Company a competitive edge with the versatility and productivity to improve data quality at a lower cost per unit of data to the client.

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

EQUIPMENT ACQUISITION

     The Company believes it is essential to monitor and evaluate advances in geophysical technology and to commit capital funds to purchase equipment it deems most promising. Purchasing new assets and continually upgrading capital assets involves a continuing commitment to capital spending. For fiscal years 2000 through 2002, the Company made capital expenditures of $6,658,000 and has an approved budget of $ 3,750,000 for fiscal year 2003.

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

     Historically, the demand for geophysical services has been directly related to the level of spending by oil and gas companies for exploration, production, development and field management activities that depend in part on the level of oil and gas prices. Because geophysical services are among the first operations involved in the exploration for oil and gas, the level of such services, in the past, has declined prior to a decline in oil and gas exploration activities. In recent years, however, the improved subsurface resolution obtainable from 3-D seismic data has enhanced the exploration for new reserves and enabled oil and gas companies to utilize 3-D surveys to better delineate existing fields and to augment their reservoir management techniques. See "Industry Conditions".

EMPLOYEES

     The Company employs approximately 375 persons, of which 317 are engaged in providing energy sources and acquiring data, 12 are engaged in data processing, 7 are administrative personnel, 30 are engaged in equipment maintenance and 9 are executive officers. Of the employees listed above, 16 are geophysicists. The Company's employees are not represented by a labor union. The Company believes it has good relations with its employees.

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

INDUSTRY CONDITIONS

     Demand for the Company's services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which activities depend in part on oil and gas prices. Beginning in 1998, a sharp decline in oil and gas prices led to a worldwide reduction in oil and gas activities. This decline resulted in a significant reduction in the overall demand for seismic services. Since reaching a recent high in 1998, the number of land-based seismic crews operating worldwide and the number of companies providing seismic services declined dramatically. Although demand for 3-D seismic data acquisition services has increased since the low of 1999, it has not yet returned to the levels experienced prior to 1998. Overcapacity in the industry continues to suppress pricing. Decreases in oil and gas activities have adversely affected the demand for the Company's services and the Company's results of operations. In addition, a decrease in oil and gas expenditures in the United States could result from such factors as unfavorable tax and other legislation or uncertainty concerning national energy policy. Any significant decline in oil and gas prices could cause the Company to alter its capital spending plans.

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

LIQUIDITY AND WORKING CAPITAL REQUIREMENTS

     The Company's sources of working capital are limited. The Company has funded its working capital requirements with cash generated from operations, cash reserves and borrowings from commercial banks. The Company's working capital requirements increased significantly during the last ten years, primarily due to the development of its 3-D land seismic data acquisition infrastructure. If the Company were to expand its operations at a rate exceeding operating cash flow, or if the current demand, or if pricing of geophysical services were to decrease substantially, additional financing could be required. There is no assurance that additional financing could or would occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

COMPETITION

     The acquisition and processing of 3-D geophysical data for the oil and gas industry is a highly competitive business in the United States. The Company's competitors include companies with financial resources that are significantly greater than those of the Company as well as companies of comparable and smaller size. Subsequent to the Company's fiscal year end, WesternGeco, jointly owned by Schlumberger and Baker Hughes, announced withdrawal from the domestic market.

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

NO DIVIDENDS

     The Company has not paid cash dividends on its Common Stock since becoming a public company and has no plans to do so in the foreseeable future. The Company intends to retain earnings for use in its operations and to finance its business.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Report, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding technological advancements and the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act). When used in this Form 10-K, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather problems, inability to obtain land use permits, the volatility of oil and gas prices, and the availability of capital resources. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategies and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. The Company assumes no obligation to update any such forward-looking statements.


ITEM 2. PROPERTIES

     The principal facilities of the Registrant are summarized in the table below.

                       Fee or                                    Building Area
     Location          Leased       Purpose                      Square Feet
     -------------------------------------------------------------------------
     Midland, TX       Leased       Executive offices and        18,400
                                    data processing

     Midland, TX       Fee          Field office                 53,000
                                    Equipment fabrication
                                    Maintenance and repairs

     The Company leases office space for operations in Denver and Houston.
     The Company's operations are limited to one industry segment and the United States.


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted during the fourth quarter of the 2002 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise. However, please refer to the Registrant's Proxy Statement dated November 29, 2002, filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, notifying as to the election of Directors and selection of KPMG LLP as independent certified public accountants of the Company (requiring an affirmative vote of a majority of shares present or represented by proxy), at the Annual Meeting to be held on January 28, 2003.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     The Company's common stock trades on the Nasdaq Stock Market(R) under the symbol DWSN. The table below represents the high and low sales prices for the period shown.

     Quarter Ended                    High                 Low
     -----------------------------------------------------------
     December 31, 2000              $10.313               $7.500
     March 31, 2001                 $10.625               $8.375
     June 30, 2001                  $11.660               $8.550
     September 30, 2001             $10.530               $6.800

     December 31, 2001              $ 8.950               $6.890
     March 31, 2002                 $ 8.300               $7.160
     June 30, 2002                  $ 8.200               $7.010
     September 30, 2002             $ 7.371               $4.800

     As of November 29, 2002, the Company had 261 common stockholders of record as reported by the Company's transfer agent.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Dawson Geophysical Company's financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data".

Years Ended September 30
(in thousands, except per share amounts)                      2002        2001         2000        1999        1998
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                          $36,078     $37,878     $ 18,469     $24,198     $61,400
Net income (loss)                                           $(2,292)    $(4,978)    $(11,135)    $(6,430)    $ 6,628
Net income (loss) per common share                          $  (.42)    $  (.91)    $  (2.05)    $ (1.19)    $  1.27
Weighted average equivalent common shares outstanding         5,463       5,443        5,425       5,398       5,206
Total assets                                                $44,291     $45,381     $ 49,781     $61,418     $71,459
Long term debt-less current maturities                      $    --     $    --     $     --     $    --     $    --
Stockholders' equity                                        $41,586     $43,582     $ 48,468     $59,468     $65,642

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

FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact included in this report, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather problems, inability to obtain land use permits, the volatility of oil and gas prices, and the availability of capital resources. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategies and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. The Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

     The Company has experienced improved pricing over the last eighteen to twenty-four months even though excess capacity and price competition exist in the land-based seismic industry. The Company's revenues were negatively impacted due to unfavorable weather and difficulty in obtaining permits for rights-of-way during fiscal 2002. Production increases obtainable with favorable weather and timely permits for rights-of-way will significantly improve the Company's operating results. Demand for the Company's services is related to crude oil and natural gas prices.

     As discussed below in Results of Operations and in Note 3 of the "Notes to Financial Statements," depreciation expense was reduced for the fiscal year ended September 30, 2002 as compared to fiscal 2001 due to a change in the estimate of the lives of certain assets based on the technology of certain seismic data recording equipment consisting of the central electronic components and of energy source units. The Company believes that advancements in the foreseeable future will consist of upgrades that may require replacements of modules of the central electronics. The Company believes that the current fleet of energy source units will provide service beyond the life originally estimated due to actual performance in the past and to the redesign of the unit.

FISCAL YEAR ENDED SEPTEMBER 30, 2002 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2001

     The Company's operating revenues decreased 4.7% from $37,878,000 to $36,078,000 in fiscal year 2002. The Company began fiscal 2002 with five crews operating and operated four or five crews throughout most of the year depending on weather conditions and the ability to obtain permits for rights-of-way. There was a brief period when three crews were operating due to these conditions. During fiscal 2002, the Company sustained slight price improvements for its services despite idle capacity in the industry.

     Operating expenses in fiscal 2002 remained relatively flat as compared to fiscal 2001 as the Company maintained staffing for five crews throughout the year.

     General and administrative expenses for fiscal 2002 totaled $2,006,000, an increase of $187,000 from fiscal 2001. Insurance premiums, salary reclassification as compared to fiscal 2001, and additional promotional expense in celebration of the Company's 50th anniversary primarily account for this increase. The Company has not made a provision for bad debts in fiscal 2002 as relatively favorable prices for crude oil and natural gas have correlated to collectibility of accounts receivable.

     Depreciation for fiscal 2002 totaled $4,233,000, a decrease of 52% from fiscal 2001. As discussed in Note 3 of the "Notes to Financial Statements", the Company revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction in depreciation expense and net loss of approximately $3,283,000. The decrease in depreciation expense includes a modest effect resulting from a suspension of capital expansion beginning in fiscal 1999 due to industry conditions.

     Total operating costs for fiscal 2002 totaled $39,444,000, a decrease of 9.6% from fiscal 2001 primarily due to the decrease in depreciation expense discussed in the "Overview" and the other factors described above. The decrease in revenues as compared to the slight increase of operating expenses, which excludes depreciation, for fiscal 2002 reflects the high proportion of relatively fixed total operating expenses, including personnel costs of active crews, inherent in the Company's business.

     The Company recorded an income tax benefit in the current year of approximately $471,000. Due to income tax law changes in 2002, the Company will file for a refund of alternative minimum tax paid in prior years of approximately $400,000 and is recorded in receivables at September 30, 2002. The remaining benefit is due to a decrease in the income tax valuation allowance and is related to the tax effect of the unrealized gain on investments recorded in other comprehensive income.

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

     Operating expenses in fiscal 2001 increased 52.2% as compared to fiscal 2000 as a result of increased demand for the Company's services. In January 2001, the Company restored salary reductions made in January 1999.

     General and administrative expenses for fiscal 2001 totaled $1,819,000, a decrease of $307,000 from fiscal 2000. The decrease primarily consists of a decrease in the provision for doubtful accounts from the prior year. The Company had not made a provision for bad debts in fiscal 2001 as relatively favorable prices for crude oil and natural gas had correlated to collectibility of accounts receivable.

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

     No income tax expense was recorded for fiscal 2001 due to a pretax loss. The Company had no income tax benefit remaining due to the establishment of a valuation allowance offset by an increase in pretax loss.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS. Net cash provided by operating activities of $3,628,000 for fiscal 2002 primarily reflects the net loss offset by depreciation and of changes in working capital components. The decrease in depreciation expense is discussed above and in Note 3 of the "Notes to Financial Statements". Net cash used in investing activities reflects capital expenditures and the acquisition of short-term investments during the fiscal year.

     CAPITAL EXPENDITURES. The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Capital expenditures for fiscal 2002 consisted primarily of data acquisition channels that became available late in the year as a result of the idle capacity that exists in our industry. The Company maintains equipment in and out of service in anticipation of increased demand of the Company's services. In addition the Company continues to monitor the development of the three component seismic approach. The Company feels that it is in position to respond to demand for this technological advancement of the seismic industry. Capital Resources. The Company believes that its capital resources including its short-term investments, cash flow from operations, and relationships with financial entities are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments.

CRITICAL ACCOUNTING POLICIES

     The following accounting policies require management assumptions and estimates which could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

     REVENUE RECOGNITION. The Company recognizes revenues when services are performed. The Company also receives reimbursements for certain out-of-pocket expenses under the terms of its master contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses which will be reimbursed by the client.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management prepares its allowance for doubtful accounts receivable based on its past experience of historical write-offs and review of past due accounts. The inherent volatility of the energy industry's business cycle can cause swift and unpredictable changes in the financial stability of the Company's clients.

     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the asset's recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management's forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management's estimates would be revised resulting in an impairment charge in the period of revision.

     DEPRECIABLE LIVES OF PROPERTY, PLANT AND EQUIPMENT. Property, Plant and Equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management's estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. As described in
Note 3 of the "Notes to Financial Statements", the Company has revised the estimated lives of two classes of seismic equipment. The effect of the change is a reduction of depreciation expense and net loss of approximately $699,000 for the three months and $3,283,000 for the twelve months ended September 30, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of September 30, 2002 the Company expects no impact to the financial statements, upon adoption, as there have been no obligations incurred that are associated with asset retirements.

     On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company will adopt this statement in fiscal year ending September 30, 2003 and does not expect a significant impact to its financial statements.

     In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections". Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as there is no debt.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statements as the Company does not anticipate exiting or disposing of any of its activities.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At September 30, 2002, the Company had no indebtedness. The Company's short-term investments are fixed rate and the Company does not necessarily intend to hold them to maturity; therefore, the shortterm investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of September 30, 2002, the carrying value of the investments approximates fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally, so it is generally not subject to foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages F-1 through F-14 hereof and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the Registrant's Proxy Statement dated November 29, 2002 (page 2), filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the Registrant's Proxy Statement (page 4) referred to above in Item 10.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 with respect to security ownership of certain beneficial owners is hereby incorporated by reference to the Registrant's Proxy Statement (page 7, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT") referred to above in Item 10.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


ITEM 14. CONTROLS AND PROCEDURES

     Upon evaluation of the effectiveness of the Registrant's disclosure controls and procedures, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that controls and other procedures that are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified are functioning effectively. There have been no significant changes or corrective actions in the Registrant's internal controls or in other factors that could significantly affect these controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (9)  Voting Trust Agreement -- None; consequently, omitted.

     (10) Material Contracts.

     (11) Statement re: computation of per share earnings-Not Applicable.

     (12) Statement re: Computation of ratios-Not Applicable.

     (18) Letter re: change in accounting principles-Not Applicable.

     (19) Previously unfiled documents-No documents have been executed or in effect during the reporting period which should have been filed; consequently, this exhibit has been on fitted.

     (22) Subsidiaries of the Registrant-There are no subsidiaries of the Registrant; consequently, this exhibit has been omitted.

     (23) Published report regarding matters submitted to vote of security holders-None; consequently, omitted.

     (24) Consent of experts and counsel-Not applicable.

     (25) Power of Attorney-There are no signatures contained within this report pursuant to a power of attorney; consequently, this exhibit has been omitted.

     (b)  Reports on Form 8-K-None.

     (28) Additional Exhibits-None.

     (29) Information from reports furnished to state insurance regulatory authorities -None.

                                  EXHIBIT INDEX

      NUMBER     EXHIBIT                                                  PAGE
     --------------------------------------------------------------------------
       (1)       *
       (2)       *
       (3)       Articles of Incorporation** and Bylaws                   E-2
       (4)       Instruments defining the rights of security              **
                 holders, including indentures-Shareholder Rights Plan    ***
       (5)       *
       (6)       *
       (7)       *
       (8)       *
       (9)       Voting Trust Agreement Omit
      (10)       Material Contracts                                       **
      (11)       Statement re: computation of per share earnings          Omit
      (12)       Statement re: computation of ratios                      Omit
      (13)       2002 Annual Report to Stockholders-Cover Page to
                 Form 10-K Annual Report                                  E-1
      (14)       *
      (15)       *
      (16)       *
      (17)       *
      (18)       Letter re: change in accounting principles               Omit
      (19)       Previously unfiled documents                             Omit
      (20)       *
      (21)       *
      (22)       Subsidiaries of the Registrant                           Omit
      (23)       Published report regarding matters submitted
                 to a vote of security holders                            Omit
      (24)       Consent of experts
      (25)       Power of Attorney                                        Omit
      (26)       *
      (27)       *
      (28)       Additional Exhibits                                      Omit
      (29)       Information from reports furnished to state
                 insurance regulatory authorities                         Omit

* This exhibit is not required to be filed in accordance with Item 601 of Regulation S-K

** Incorporated by reference to Registrant's Form 10-Q, dated June 30, 1997 (Commission File No. 0-10144) and Registrant's Form S-1, dated October 21, 1997 (Registrant No. 333-38393).

*** Incorporation by reference to Registrant's Form 8-K, dated July 13, 1999 (Commission File No. 2-71058).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 29th day of November, 2002.


                                     DAWSON GEOPHYSICAL COMPANY

                                     By: /s/ L. Decker Dawson
                                     ----------------------------------------
                                     L. Decker Dawson, Chairman of the Board
                                     Of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                       TITLE                                DATE
------------------------------------------------------------------------------

/s/ L. Decker Dawson            Chairman of the Board                11-29-02
-----------------------         of Directors, Chief Executive
L. Decker Dawson                Officer

/s/ Stephen C. Jumper           President, Chief Operating           11-29-02
-----------------------         Officer and Director
Stephen C. Jumper

/s/ Howell W. Pardue            Executive Vice President             11-29-02
-----------------------         and Director
Howell W. Pardue

/s/ C. Ray Tobias               Executive Vice President             11-29-02
-----------------------         and Director
C. Ray Tobias

/s/ Paul H. Brown               Director                             11-29-02
-----------------------
Paul H. Brown

/s/ Calvin J. Clements          Director                             11-29-02
-----------------------
Calvin J. Clements

/s/ Matthew P. Murphy           Director                             11-29-02
-----------------------
Matthew P. Murphy

/s/ Tim C. Thompson             Director                             11-29-02
-----------------------
Tim C. Thompson

/s/ Paula G. Waldrop            Secretary                            11-29-02
-----------------------
Paula G. Waldrop

/s/ Christina W. Hagan          Vice President and                   11-29-02
-----------------------         Chief Financial Officer
Christina W. Hagan

                                  CERTIFICATION

I, L. Decker Dawson, certify that:

1.   I have reviewed this annual report on Form 10-K of Dawson Geophysical
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 29, 2002                Signature: /s/ L. Decker Dawson
                                                   -------------------------
                                                   L. Decker Dawson
                                                   Chairman of the Board
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Christina W. Hagan, certify that:

1.   I have reviewed this annual report on Form 10-K of Dawson Geophysical
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l 5d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 29, 2002                Signature: /s/ Christina W. Hagan
                                                   -------------------------
                                                   Christina W. Hagan Vice
                                                   President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Dawson Geophysical Company (the "Company") Form 10-K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Decker Dawson, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 29, 2002                           /s/ L. Decker Dawson
                                                   ----------------------------
                                                   Chairman and Chief Executive
                                                   Officer

================================================================================

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Dawson Geophysical Company (the "Company") Form 10-K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christina W. Hagan, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 29, 2002                           /s/ Christina W. Hagan
                                                   ----------------------------
                                                   Vice President and Chief
                                                   Financial Officer

                          INDEX TO FINANCIAL STATEMENTS




FINANCIAL STATEMENTS OF DAWSON GEOPHYSICAL COMPANY                          PAGE
--------------------------------------------------------------------------------


     Independent Auditors' Report                                            F-2

     Balance Sheets as of September 30, 2002 and 2001                        F-3

     Statements of Operations for the years ended
     September 30, 2002, 2001 and 2000                                       F-4

     Statements of Stockholders' Equity for the years
     ended September 30, 2002, 2001 and 2000                                 F-5

     Statements of Cash Flows for the years ended
     September 30, 2002, 2001 and 2000                                       F-6

     Notes to Financial Statements                                           F-7





--------------------------------------------------------------------------------
All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDANT AUDITORS' REPORT




The Board of Directors and Stockholders
Dawson Geophysical Company:


     We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                                     KPMG LLP
Midland, Texas
November 1, 2002

                           DAWSON GEOPHYSICAL COMPANY
                                 BALANCE SHEETS

                                                                       September 30,
                                                               ------------------------------
                                                                   2002              2001
                                                               ------------      ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $  1,309,000      $  4,338,000
     Short-term investments                                      15,716,000        10,952,000
     Accounts receivable, net of allowance
        for doubtful accounts of $71,000 in
        2002 and $121,000 in 2001                                 7,613,000         8,695,000
     Income taxes receivable                                        400,000                --
     Prepaid expenses                                               220,000           173,000
                                                               ------------      ------------
           Total current assets                                  25,258,000        24,158,000
                                                               ------------      ------------

PROPERTY, PLANT AND EQUIPMENT                                    75,649,000        73,656,000
     Less accumulated depreciation                              (56,616,000)      (52,433,000)
                                                               ------------      ------------
           Net property, plant and equipment                     19,033,000        21,223,000
                                                               ------------      ------------
                                                               $ 44,291,000      $ 45,381,000
                                                               ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable
                                                               $  2,066,000      $  1,181,000
     Accrued liabilities:
        Payroll costs and other taxes                               342,000           315,000
        Other                                                       297,000           303,000
                                                               ------------      ------------
           Total current liabilities                              2,705,000         1,799,000
                                                               ------------      ------------

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
        5,000,000 shares authorized, none outstanding                    --                --
     Common stock - par value $.33 1/3 per share;
        10,000,000 shares authorized, 5,467,294
        and 5,445,794 shares issued and outstanding
        in 2002 and 2001, respectively                            1,822,000         1,815,000
     Additional paid-in capital                                  38,863,000        38,711,000
     Other comprehensive income, net of tax                         137,000                --
     Retained earnings                                              764,000         3,056,000
                                                               ------------      ------------
                                                                 41,586,000        43,582,000
                                                               ------------      ------------
           Total stockholders' equity                          $ 44,291,000      $ 45,381,000
                                                               ============      ============



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF OPERATIONS

                                                                       Years Ended September 30,
                                                           ------------------------------------------------
                                                               2002              2001              2000
                                                           ------------      ------------      ------------
Operating revenues                                         $ 36,078,000      $ 37,878,000      $ 18,469,000
Operating costs:
     Operating expenses                                      33,205,000        33,033,000        21,708,000
     General and administrative                               2,006,000         1,819,000         2,126,000
     Depreciation                                             4,233,000         8,802,000         9,417,000
                                                           ------------      ------------      ------------
                                                             39,444,000        43,654,000        33,251,000
                                                           ------------      ------------      ------------

Loss from operations                                         (3,366,000)       (5,776,000)      (14,782,000)
Other income:
     Interest income                                            507,000           754,000           972,000
     Other                                                       96,000            44,000            38,000
                                                           ------------      ------------      ------------
Loss before income tax                                       (2,763,000)       (4,978,000)      (13,772,000)

Income tax benefit:
     Current                                                    400,000                --         2,163,000
     Deferred                                                    71,000                --           474,000
                                                           ------------      ------------      ------------

                                                                471,000                --         2,637,000
                                                           ------------      ------------      ------------

Net loss                                                   $ (2,292,000)     $ (4,978,000)     $(11,135,000)
                                                           ============      ============      ============

Net loss per common share                                  $       (.42)     $       (.91)     $      (2.05)
                                                           ============      ============      ============

Net loss per common share-assuming dilution                $       (.42)     $       (.91)     $      (2.05)
                                                           ============      ============      ============

Weighted average equivalent common shares outstanding         5,462,936         5,442,627         5,425,210
                                                           ============      ============      ============
Weighted average equivalent common shares outstanding-
  assuming dilution                                           5,462,936         5,442,627         5,425,210
                                                           ============      ============      ============




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           DAWSON GEOPHYSICAL COMPANY
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                        COMMON STOCK                                  ACCUMULATED
                               ------------------------------       ADDITIONAL           OTHER
                                  NUMBER                             PAID-IN         COMPREHENSIVE     RETAINED
                                OF SHARES           AMOUNT           CAPITAL            INCOME         EARNINGS           TOTAL
                               ------------      ------------      ------------      ------------    ------------      ------------
BALANCE,
 SEPTEMBER 30, 1999               5,406,794      $  1,802,000      $ 38,497,000                --    $ 19,169,000      $ 59,468,000
Net loss                                 --                --                --                --     (11,135,000)      (11,135,000)
Issuance of common
 stock as compensation               17,000             6,000            97,000                --              --           103,000
Exercise of stock option              5,000             2,000            30,000                --              --            32,000
                               ------------      ------------      ------------      ------------    ------------      ------------

BALANCE,
 SEPTEMBER 30, 2000               5,428,794         1,810,000        38,624,000                --       8,034,000        48,468,000
Net loss                                 --                --                --                --      (4,978,000)       (4,978,000)
Issuance of common
 stock as compensation               17,000             5,000            87,000                --              --            92,000
                               ------------      ------------      ------------      ------------    ------------      ------------

BALANCE,
 SEPTEMBER 30, 2001               5,445,794         1,815,000        38,711,000                --       3,056,000        43,582,000
Net loss                                                                               (2,292,000)     (2,292,000)       (2,292,000)
                                                                                     ------------
Other comprehensive income:
 Unrealized gain on securities,
 net of tax                                                                               137,000
                                                                                     ------------
   Other comprehensive income                                                        $    137,000                           137,000
                                                                                     ============                      ------------
Comprehensive income                                                                                                     41,427,000
                                                                                                                       ------------
Issuance of common stock as
 compensation                        21,500             7,000           152,000                                --           159,000
                               ------------      ------------      ------------                      ------------      ------------
BALANCE,
 SEPTEMBER 30, 2002               5,467,294      $  1,822,000      $ 38,863,000                      $    764,000      $ 41,586,000
                               ============      ============      ============                      ============      ============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                      Years Ended September 30,
                                                          ------------------------------------------------
                                                              2002              2001              2000
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $ (2,292,000)     $ (4,978,000)     $(11,135,000)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
     Depreciation                                            4,233,000         8,802,000         9,417,000
     Non-cash compensation                                     159,000            92,000           103,000
     Deferred income tax benefit                               (71,000)               --          (474,000)
     Other                                                      58,000            38,000            43,000

Change in current assets and liabilities:
     Decrease (increase) in accounts receivable              1,082,000        (2,128,000)       (1,000,000)
     Decrease (increase) in prepaid expenses                   (47,000)           27,000           266,000
     Decrease (increase) in income taxes receivable           (400,000)        2,165,000          (497,000)
     Increase (decrease) in accounts payable                   885,000           143,000           260,000
     Increase (decrease) in accrued liabilities                 21,000           343,000          (252,000)
                                                          ------------      ------------      ------------

Net cash provided (used) by operating activities             3,628,000         4,504,000        (3,269,000)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of assets                           10,000            49,000           112,000
     Capital expenditures                                   (2,047,000)         (750,000)       (3,861,000)
     Proceeds from sale of short-term investments                   --                --         1,501,000
     Proceeds from maturity of short-term investments       10,598,000         5,500,000         3,500,000
     Acquisition of short-term investments                 (15,218,000)       (5,474,000)       (2,499,000)
                                                          ------------      ------------      ------------

Net cash used in investing activities                       (6,657,000)         (675,000)       (1,247,000)
                                                          ------------      ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                        --                --            32,000
                                                          ------------      ------------      ------------


Net cash provided by financing activities                           --                --            32,000
                                                          ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents        (3,029,000)        3,829,000        (4,484,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               4,338,000           509,000         4,993,000
                                                          ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  1,309,000      $  4,338,000      $    509,000
                                                          ============      ============      ============
NON CASH INVESTING ACTIVITIES:
     UNREALIZED GAIN ON INVESTMENTS                       $    208,000                --                --
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

     The Company acquires and processes 3-D seismic data for major and intermediate-sized oil and gas companies and independent oil operators who retain exclusive rights to the information obtained. The Company's land-based acquisition crews operate primarily in the southwestern United States, and data processing is performed by geophysicists at the Company's computer center in Midland, Texas.

CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers demand deposits, certificates of deposit and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of investments are based on quoted market prices.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable and short-term investments. The Company's sales are to clients whose activities relate to oil and gas exploration and production. However, accounts receivable are well diversified among many clients, and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and gas industry. The Company closely monitors extensions of credit and initiated an allowance for doubtful accounts in fiscal 1999 as a result of the downturn in oil prices which occurred during the year and negatively impacted the Company's clients. The Company invests primarily in U.S. Treasury Securities which are a low risk investment.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' (Statement 121) which requires companies to assess their long-lived assets for impairment. Statement 121 requires companies to review for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. No provision was recorded in the Statement of Operations for the years ended September 30, 2002, 2001 and 2000.

REVENUE RECOGNITION

     Contracts for service are provided for under cancelable contracts. The company recognizes revenue as services are performed. In the case of a cancelled contract, revenue is recognized and the client is billed for services performed up to the date of cancellation. Certain reimbursed out-of-pocket expenses are reported in revenue and expenses.

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

2.   SHORT-TERM INVESTMENTS

     Investment in securities consists primarily of U.S. Treasury Securities. At September 30, 2002, the Company reported an unrealized gain on short-term investments of $208,000, which was $137,000 net of the tax effect of $71,000.

     Short-term investments held at September 30, 2002 consisting of U.S. Treasury Securities and certificates of deposit have contractual maturities from November, 2002 through May, 2004. Securities that mature after September 30, 2003 are expected to be sold within one year and accordingly are classified as current assets.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, together with annual depreciation rates, consist of the following:
                                         September 30
                                 ---------------------------
                                     2002           2001             Rates
                                 ------------   ------------   -----------------
Land, building and improvements  $  1,303,000   $  1,303,000   3 to 12.5 percent
Machinery and equipment            73,583,000     72,313,000     7 to 20 percent
Equipment in process (a)              763,000         40,000           --
                                 ------------   ------------
                                 $ 75,649,000   $ 73,656,000
                                 ============   ============

(a) Equipment in process has not been placed into service and accordingly has not been subject to depreciation.

     Effective October 1, 2001, the Company revised the estimated lives of certain assets based on the technology of certain seismic data recording equipment consisting of the central electronic components and of ENERGY source units. Management believes that the central electronics components contained in the field recording units of the Company's six crews remain state of the art. The Company believes that advancements in the foreseeable future will consist of upgrades that may require replacements of modules of the central electronics. The Company does not believe that the current systems will become obsolete at the end of the original estimate and has revised the estimated life of these assets.

     The Company believes that the current fleet of energy source units will provide service beyond the life originally estimated due to actual performance of units in the past and to the redesign of the unit. Accordingly, the estimated life of this class of asset has been revised.

     The change of estimate was made as of October 1, 2001. The effect to depreciation and to the net loss for the three months and the twelve months ended September 30, 2002 is:
                                                             Pro Forma
                            As Reported                 (As If No Change)
                   ----------------------------    ----------------------------
                   Three Months   Twelve Months    Three Months   Twelve Months
                   ------------   -------------    ------------   -------------
Depreciation       $    985,000   $   4,233,000    $  1,684,000   $   7,516,000
                   ============   =============    ============   =============
Net Loss           $   (557,000)  $  (2,292,000)   $ (1,256,000)  $  (5,575,000)
                   ============   =============    ============   =============
Net loss per share $       (.10)  $        (.42)   $       (.23)  $       (1.02)
                   ============   =============    ============   =============

4.   STOCK OPTIONS

     The Company's 1991 Incentive Stock Option Plan provides options to purchase 150,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company's common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from date of grant.

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
                                          Weighted               Number of
                                        -------------         ---------------
                                        Average Price         Optioned Shares

Balance as of September 30, 2000           $ 8.93                 181,000
    Granted                                $ 8.65                  70,000
                                        -------------         ---------------
Balance as of September 30, 2001           $ 8.86                 251,000
    Granted                                $ 7.41                  98,000
    Cancelled or expired                   $21.19                 (30,000)
                                        -------------         ---------------
Balance as of September 30, 2002           $ 7.25                 319,000
                                        =============         ===============

     Options for 130,750, 103,000 and 57,750 shares were exercisable with weighted average exercise prices of $6.79, $10.78 and $12.22 as of September 30, 2002, 2001 and 2000, respectively.

     Outstanding options at September 30, 2002 expire between February, 2004 and April, 2007 and have exercise prices ranging from $6.50 to $8.65.

     Options for 98,000 shares were granted in fiscal year 2002. The expected life of the options granted is five years. The weighted average fair value of options granted during 2002 is $6.50. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model.

     The model assumed expected volatility of .74% and risk-free interest rate of 1.24% for grants in 2002. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

     No compensation expense has been recorded for the Company's stock options under the intrinsic value method. Had compensation cost for the 1991 Plan and the 2000 Plan been determined based on the fair value at the grant dates for awards made after September 30, 1995 under the 1991 Plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Year Ended             Year Ended
                                      September 30, 2002     September 30, 2001
-------------------------------------------------------------------------------
Net loss              As reported       $(2,292,000)           $(4,978,000)
                      Pro forma         $(2,518,000)           $(5,098,000)
-------------------------------------------------------------------------------
Earnings per share    As reported             $(.42)                $(0.91)
                      Pro forma               $(.46)                $(0.94)
-------------------------------------------------------------------------------

     Under the provisions of Statement No. 123, the pro forma disclosures above indicate only the effects of stock options granted by the Company subsequent to September 30, 1995. During this initial phase-in period, the pro forma disclosures as required by Statement No. 123 are not necessarily representative of the effects on reported net income for future years as options vest over several years.


5.   EMPLOYEE BENEFIT PLANS

     The Company had an employee stock purchase plan to invest in the Company's common stock for the benefit of eligible employees. Participants were entitled to contribute a percentage, not to exceed 5%, of their bi-weekly salary to the plan. On a bi-weekly basis, the Company matched the participants' contributions and directed the purchase of shares of the Company's common stock. There were no vesting requirements for the participants. The Company contributed $56,116, $223,360 and $240,328 to the plan during 2002, 2001 and 2000, respectively. The Company discontinued the Plan effective January 1, 2002.

     Effective January 1, 2002, the Company initiated a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2002, the Company elected to match 100% of employee contributions up to a maximum of 5% of the participant's gross salary. The Company's matching contributions for fiscal 2002 were approximately $259,000.

6.   INCOME TAXES

     The Company recorded an income tax benefit in the current year of approximately $471,000. Due to income tax law changes in 2002, the Company will file for a refund of alternative minimum tax paid in prior years of approximately $400,000 and is recorded in receivables at September 30, 2002. The remaining benefit is due to a decrease in the income tax valuation allowance and is related to the tax effect of the unrealized gain on investments recorded in other comprehensive income. Income tax expense (benefit) attributable to income before extraordinary item consists of:

                                           Year Ended September 30,
                                 --------------------------------------------
                                     2002            2001            2000
                                 ------------    ------------    ------------
     Current - U.S. federal      $   (400,000)   $         --    $ (2,163,000)

     Deferred - U. S. Federal         (71,000)             --        (474,000)
                                 ------------    ------------    ------------
     Total                       $   (471,000)   $         --    $ (2,637,000)
                                 ============    ============    ============

     Income tax benefit varies from the amount computed by multiplying income before taxes by the statutory income tax rate. The reason for these differences and the related tax effects are as follows:

                                           Year Ended September 30,
                                 --------------------------------------------
                                     2002            2001            2000
                                 ------------    ------------    ------------
     Benefit computed at
     statutory rates Effect of:  $   (939,000)   $ (1,690,000)   $ (4,682,000)

     Change in valuation allowance    428,000       1,659,000       1,848,000
     Other                             40,000         (31,000)        197,000
                                 ------------    ------------    ------------
     Income tax benefit          $   (471,000)   $         --    $ (2,637,000)
                                 ============    ============    ============


                                                         September 30,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
     Deferred tax assets:
        Net operating loss carryforwards         $  5,997,000    $  4,691,000
        Alternative minimum tax credit
           carryforwards                              413,000         813,000
        Receivables                                    24,000          41,000
        Other                                         109,000          20,000
                                                 ------------    ------------
        Total deferred tax assets                   6,543,000       5,565,000
        Less valuation allowance                   (3,935,000)     (3,507,000)
                                                 ------------    ------------
        Total gross deferred tax assets             2,608,000       2,058,000

     Deferred tax liabilities:
        Other property and equipment               (2,533,000)     (2,053,000)
        Investments                                   (71,000)             --
        Other                                          (4,000)         (5,000)
                                                 ------------    ------------
        Total gross deferred tax liabilities       (2,608,000)     (2,058,000)
                                                 ------------    ------------
        Net deferred tax asset (liability)       $         --    $         --
                                                 ============    ============

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will not likely be sufficient to fully utilize available carryforwards prior to their ultimate expiration. As such, the Company has recorded a valuation allowance of $3,935,000 to reflect the realizability of its net deferred tax assets. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

     As of September 30, 2002, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $17,460,000, which is available to offset future regular taxable income, if any. Net operating loss carryforward will begin to expire in 2019. The Company has alternative minimum tax credit carryforwards totaling $413,000 to offset regular income tax, which have no scheduled expiration date.

7.   NET LOSS PER COMMON SHARE

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted net income per common share:

                                                          2002            2001            2000
                                                      ------------    ------------    ------------
     NUMERATOR:
        Net loss and numerator for basic and
          diluted net loss per common share-
          income available to common stockholders     $ (2,292,000)   $ (4,978,000)   $(11,135,000)
                                                      ============    ============    ============
     DENOMINATOR:
        Denominator for basic net loss per common
          share-weighted average common shares           5,462,936       5,442,627       5,425,210
        Effect of dilutive securities-employee
          stock options                                         --              --              --
                                                      ------------    ------------    ------------
        Denominator for diluted net loss per common
          share-adjusted weighted average common
          shares and assumed conversions                 5,462,936       5,442,627       5,425,210
                                                      ============    ============    ============
        Net loss per common share                     $       (.42)   $       (.91)   $      (2.05)
                                                      ============    ============    ============
        Net loss per common share-assuming dilution   $       (.42)   $       (.91)   $      (2.05)
                                                      ============    ============    ============

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2002 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or
(ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

8.   MAJOR CUSTOMERS

     The Company operates in only one business segment, contract seismic data acquisition and processing services. During each of 2000 and 2001, sales to no customers exceeded 10% of operating revenue. During 2002, sales to only one customer exceeded 10% of operating revenue.

9.   CONTINGENCIES

     The Company is party to various legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's financial position or results of operation, as the Company believes it is adequately insured.

     On February 18, 1998 the Company entered into a five year, non-cancellable operating lease for office space. Future minimum lease commitments under the lease at September 30, 2002 are $107,037.


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


11.  RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of September 30, 2002, the Company expects no impact to the financial statements, upon adoption, as we have not incurred any obligations associated with asset retirements.

     On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company will adopt this statement in fiscal year ending September 30, 2003 and does not expect a significant impact to its financial statements.

     In April, 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishments of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as there is no debt.

     In July, 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statements as the Company does not anticipate exiting or disposing of any of its activities.


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Quarter Ended
                                         ------------------------------------------------------------
                                          December 31      March 31         June 30      September 30
                                         ------------    ------------    ------------    ------------
     Fiscal 2002:
         Operating revenues              $  8,220,000    $  8,962,000    $  9,096,000    $  9,800,000
         Loss from operations (a)        $ (1,403,000)   $   (257,000)   $   (550,000)   $ (1,156,000)
         Net loss (a)                    $ (1,173,000)   $   (134,000)   $   (428,000)   $   (557,000)
         Net loss per common share       $       (.22)   $       (.02)   $       (.08)   $       (.10)
         Net loss per common share
           assuming dilution             $       (.22)   $       (.02)   $       (.08)   $       (.10)


     Fiscal 2001:
         Operating revenues              $  6,349,000    $ 10,071,000    $ 12,051,000    $  9,407,000
         Income (loss) from operations   $ (3,485,000)   $ (1,104,000)   $    325,000    $ (1,512,000)
         Net income (loss)               $ (3,292,000)   $   (876,000)   $    500,000    $ (1,310,000)
         Net income (loss) per common
           share                         $       (.61)   $       (.16)   $        .09    $       (.24)
         Net income (loss) per common
           share assuming dilution       $       (.61)   $       (.16)   $        .09    $       (.24)


(a)  Reflects a change in certain estimates as described in footnote 3.

               Founded in 1952, Dawson Geophysical Company acquires and processes 2-D, 3-D, 4-D and multicomponent seismic data used in analyzing subsurface geologic conditions for the potential of oil and natural gas accumulation. Dawson's clients - major and intermediate-sized oil and gas companies and independent oil operators - retain exclusive rights to the information obtained.

               The Company operates highly mobile, land-based acquisition crews throughout the lower 48 states. The Company has earned a 50-year reputation for state-of-the-art equipment, technology and safety, as well as for having crews that are among the most experienced and competent in the industry. Data processing is performed by geophysicists at Dawson's computer center in Midland, Texas.



INVESTOR INFORMATION
CORPORATE OFFICES                              DIRECTORS                        OFFICERS
508 West Wall, Suite 800                       Paul H. Brown                    L. Decker Dawson
Midland, Texas 79701-5010                      Sugar Land, Texas                Chief Executive Officer
Phone: 915-684-3000                            Management Consultant
Fax: 915-684-3030                                                               Stephen C. Jumper
Email: info@dawson3d.com                       Calvin J. Clements               President/
http://www.dawson3d.com                        Lubbock, Texas                   Chief Operating Officer
                                               Retired Vice President
                                               of the Company                   Howell W. Pardue
ANNUAL MEETING                                                                  Executive Vice President
The Annual Meeting of Shareholders will be     L. Decker Dawson
held January 28, 2003, at 10:00 a.m. at        Midland, Texas                   C. Ray Tobias
The Petroleum Club of Midland,                 Chairman of the Board of         Executive Vice President
501 West Wall, Midland, Texas 79701            Directors and Chief Executive
                                               Officer of the Company           Christina W. Hagan
                                                                                Vice President/
REGISTRAR AND TRANSFER AGENT                   Gary M. Hoover, Ph.D.            Chief Financial Officer
Mellon Investor Services LLC                   Bartlesville, Oklahoma
Dallas, Texas                                  Retired Geophysicist             Frank D. Brown
                                                                                Vice President
                                               Stephen C. Jumper
STOCK EXCHANGE LISTING                         Midland, Texas                   K.S. Forsdick
Nasdaq National Market System                  President and Chief Operating    Vice President
Symbol: DWSN                                   Officer of the Company
                                                                                Edward L. Huff
                                               Matthew P. Murphy                Vice President
INDEPENDENT PUBLIC ACCOUNTANTS                 Midland, Texas
KPMG LLP                                       Retired Banking Executive        Paula G. Waldrop
Midland, Texas                                                                  Secretary
                                               Howell W. Pardue
                                               Midland, Texas
                                               Executive Vice President
                                               of the Company

                                               Tim C. Thompson
                                               Midland, Texas
                                               Management Consultant

                                               C. Ray Tobias
                                               Midland, Texas
                                               Executive Vice President
                                               of the Company

--------------------------------------------------------------------------------
     We are pleased to offer you the opportunity to receive future quarterly and annual reports electronically over the internet. In utilizing this service, you are not only improving the efficiency of your access to information, you will also help reduce printing and postage costs for your Company.

     Forms 10-Q and 10-K reports will be available on the internet at www.sec.gov each quarter and additional information will be available at www.dawson3d.com.