Form 10-Q
period 2002-12-31
DAWSON GEOPHYSICAL CO
filed 2003-02-06
CIK 351231

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED DECEMBER 31, 2002       COMMISSION FILE NO. 2-71058

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                          Outstanding at December 31, 2002
             -----                          --------------------------------
COMMON STOCK, $.33 1/3 PAR VALUE                    5,487,794 SHARES
================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

Item I.  Financial Statements

         Statements of Operations --
           Three Months Ended December 31, 2002 and 2001                    3

         Balance Sheets --
           December 31, 2002 and September 30, 2002                         4

         Statements of Cash Flows --
           Three Months Ended December 31, 2002 and 2001                    5

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

Part II. Other Information                                                 13

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                           DAWSON GEOPHYSICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            December 31
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Operating revenues                                 $ 11,410,000    $  8,220,000

Operating costs:
  Operating expenses                                 10,836,000       8,001,000
  General and administrative                            578,000         499,000
  Depreciation                                        1,003,000       1,123,000
                                                   ------------    ------------
                                                     12,417,000       9,623,000
Loss from operations                                 (1,007,000)     (1,403,000)

Other income (expense):
  Interest income                                        99,000         158,000
  Other                                                   5,000          72,000
  Gain on disposal of assets                             10,000             --
                                                   ------------    ------------
Loss before income tax                                 (893,000)     (1,173,000)

Income tax benefit                                          --              --
                                                   ------------    ------------
Net loss                                           $   (893,000)   $ (1,173,000)
                                                   ============    ============
Net loss per common share                          $       (.16)   $       (.22)
                                                   ============    ============
Net loss per common share-
  assuming dilution                                $       (.16)   $       (.22)
                                                   ============    ============

Weighted average equivalent common
  shares outstanding                                  5,475,093       5,450,028
                                                   ============    ============
Weighted average equivalent common
  shares outstanding-
  assuming dilution                                   5,475,093       5,450,028
                                                   ============    ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                 BALANCE SHEETS

                                                    December 31,   September 30,
                                                       2002            2002
                                                   ------------    ------------
                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $    350,000    $  1,309,000
   Short-term investments                            12,775,000      15,716,000
   Accounts receivable, net of allowance
         for doubtful accounts of $71,000 in
         each period                                 11,104,000       7,613,000
   Prepaid expenses                                     208,000         220,000
   Income taxes receivable                              400,000         400,000
                                                   ------------    ------------

           Total current assets                      24,837,000      25,258,000
                                                   ------------    ------------

Property, plant and equipment                        77,003,000      75,649,000
   Less accumulated depreciation                    (57,562,000)    (56,616,000)
                                                   ------------    ------------

           Net property, plant and equipment         19,441,000      19,033,000
                                                   ------------    ------------

                                                   $ 44,278,000    $ 44,291,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  2,557,000    $  2,066,000
   Accrued liabilities:
      Payroll costs and other taxes                     645,000         342,000
      Other                                             297,000         297,000
                                                   ------------    ------------

           Total current liabilities                  3,499,000       2,705,000
                                                   ------------    ------------

Stockholders' equity:
   Preferred stock--par value $1.00 per share;
     5,000,000 shares authorized, none outstanding         --              --
   Common stock - par value $.33 1/3 per share;
     10,000,000 shares authorized, 5,487,794
     and 5,467,294 issued and outstanding,
     respectively                                     1,829,000       1,822,000
   Additional paid-in capital                        38,931,000      38,863,000
   Other comprehensive income, net of tax               148,000         137,000
   Retained earnings                                   (129,000)        764,000
                                                   ------------    ------------

           Total stockholders' equity                40,779,000      41,586,000
                                                   ------------    ------------

                                                   $ 44,278,000    $ 44,291,000
                                                   ============    ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           December 31
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Cash flows from operating activities:
    Net loss                                       $   (893,000)   $ (1,173,000)

Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                      1,003,000       1,123,000
    Gain on disposal of assets                          (10,000)           --
    Stock based compensation                             75,000         151,000
    Other                                                25,000          12,000
    Change in current assets and liabilities:
      Decrease (increase) in accounts receivable     (3,491,000)      3,694,000
      Decrease (increase) in prepaid expenses            12,000         (55,000)
      Increase (decrease) in accounts payable           491,000        (370,000)
      Increase in accrued liabilities                   303,000          67,000
                                                   ------------    ------------

Net cash provided (used) by operating activities     (2,485,000)      3,449,000
                                                   ------------    ------------

Cash flows from investing activities:
  Proceeds from disposal of assets                       14,000            --
  Capital expenditures                               (1,413,000)       (287,000)
  Proceeds from maturity of short-term
    investments                                       4,000,000       6,000,000
  Proceeds from sale of short-term
    Investments                                       1,927,000            --
  Acquisition in short-term investments              (3,002,000)     (4,008,000)
                                                   ------------    ------------

Net cash provided by (used in)
  investing activities                                1,526,000       1,705,000
                                                   ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                                     (959,000)      5,154,000

Cash and cash equivalents at beginning
  of period                                           1,309,000       4,338,000
                                                   ------------    ------------

Cash and cash equivalents at end of period         $    350,000    $  9,492,000
                                                   ============    ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS

1. OPINION OF MANAGEMENT

     Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company's 2002 Form 10-K.

CRITICAL ACCOUNTING POLICIES

The following accounting policies require management assumptions and estimates which could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Revenue Recognition
-------------------
The Company recognizes revenues when services are performed. The Company also receives reimbursements for certain out-of-pocket expenses under the terms of its master contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses which will be reimbursed by the client.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002. As of December 31, 2002 the Company has not incurred any obligations associated with asset retirements.

     On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Implementation of this had no impact on the Company's financial statement.

     In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections". Most significantly, this Statement eliminates the requirements under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as there is no debt.

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

2. NET INCOME PER COMMON SHARE

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted net income per common share:

                                                         Three Months Ended
                                                             December 31
                                                    ---------------------------
                                                        2002            2001
                                                    ------------    -----------
     NUMERATOR:
       Net loss and numerator for basic
         and diluted net income per
         common share-income available
         to common stockholders                     $   (893,000)   $(1,173,000)
                                                    ------------    -----------

     DENOMINATOR:
       Denominator for basic net loss
         per common share-weighted
         average common shares                         5,475,093      5,450,028
       Effect of dilutive securities-
         employee stock options                              --             --
                                                    ------------    -----------

       Denominator for diluted net
         loss per common share-
         adjusted weighted average
         common shares and assumed
         conversions                                   5,475,093      5,450,028

     Net loss per common share                      $       (.16)   $      (.22)
                                                    ============    ===========

     Net loss per common share-
       assuming dilution                            $       (.16)   $      (.22)
                                                    ============    ===========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's financial statements. In addition, in reviewing the Company's financial statements it should be noted that the Company's revenues fluctuate in response to activity levels in the oil and gas exploration and production sector and additionally fluctuations in the Company's results of operations may occur due to commodity prices, weather, land use permitting and other factors.

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

OVERVIEW

At December 31, 2002, the Company is operating all six of its crews and expects to continue at this level based on continued stable pricing and the number of bid proposals. Capital expenditures will be increased in fiscal 2003 primarily to satisfy client demand for increased channel count. The Company has opened an office in Oklahoma City to service the mid-continent and eastern United States and to strengthen services in the Rocky Mountain region. Demand for the Company's services is related to crude oil and natural gas prices.

RESULTS OF OPERATIONS

The Company's operating revenues for the first quarter of fiscal 2003 increased 38.8% from $8,220,000 to $11,410,000. Revenues have been positively impacted in fiscal 2003 by continued stable pricing and the increase in operations from five to six crews in November 2002. Inclement weather and logistic delays had a negative impact on the first quarter revenues of fiscal 2003. The Company estimates lost revenues due to weather during the quarter to have been in excess of $2,000,000.

Operating expenses increased 35.4% in the first quarter of fiscal 2003 as compared to the same period of fiscal 2002 as a result of increased demand for the Company's services. The Company began fiscal 2002 with five crews operating and reduced to four during the quarter ended December 31, 2001. In fiscal 2003 the Company began with five crews in operation and expanded to six in November 2002. The increase in operating expenses consists primarily of costs associated with the increase in personnel necessary to operate six crews and the increasing costs of insurance inherent in the insurance industry.

General and administrative expenses for the quarter ended December 31, 2002 totaled $578,000, an increase of $79,000 from the same period of fiscal 2002. The increase reflects advertising costs associated with website and trade show booth enhancements as well as accrual of property taxes. General and administrative expenses represent five percent of the revenues of the quarter ended December 31, 2002 and six percent of the revenues for the same period of the prior fiscal year.

Depreciation for the quarter ended December 31, 2002 totaled $1,003,000, as compared to $1,123,000 for the same period of fiscal 2002. Assets purchased during the years with relatively large capital expenditures before the restricted budgets beginning in fiscal 1999 are becoming fully depreciated.

Total operating costs for the first quarter of fiscal 2003 totaled $12,417,000, an increase of 29% from the same period of fiscal 2002 due to the factors described above. There is a high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business.

No income tax expense was recorded for the first quarter of fiscal 2003 or 2002 due to a pretax loss. The Company has no income tax benefit remaining due to the establishment of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash used by operating activities of $2,485,000 in the quarter ended December 31, 2002 primarily reflects the net loss for the quarter offset by changes in working capital components. The increase in accounts receivable is indicative of revenues of $11,410,000 in the first quarter of fiscal 2003 as compared to revenues of $9,800,000 from the fourth quarter of fiscal 2002 combined with expansion to six operating crews. The Company considers its accounts receivable collectible.

Net cash provided by investing activities in the first quarter of fiscal 2003 represents management of short-term investments and use of proceeds for capital expenditures and working capital.

There are no cash flows resulting from financing activities for the first quarters of fiscal 2003 or 2002.

CAPITAL EXPENDITURES

The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. The Company maintains equipment in and out of service in anticipation of increased future demand of the Company's services. In addition, the Company continues to monitor the development of the three-component seismic approach. The Company believes that it is in position to respond to demand for this technological advancement of the seismic industry.

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

Revenue Recognition
-------------------
The Company recognizes revenues when services are performed. The Company also receives reimbursements for certain out-of-pocket expenses under the terms of its master contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses which will be reimbursed by the client.

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

Depreciable Lives of Property, Plant and Equipment
--------------------------------------------------
Property, Plant and Equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management's estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available these estimates could change..

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002. As of December 31, 2002 the Company has not incurred any obligations associated with asset retirements.

     On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Implementation of this had no impact on the Company's financial statement.

     In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections". Most significantly, this Statement eliminates the requirements under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as there is no debt.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At December 31, 2002 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of December 31, 2002, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

Part II.                       OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (a) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

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


                                             DAWSON GEOPHYSICAL COMPANY
                                             --------------------------
                                                   (REGISTRANT)


                                             By: /s/ L. Decker Dawson
                                                 ------------------------------
                                                 L. Decker Dawson
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                                 /s/ Christina W. Hagan
                                                 ------------------------------
                                                 Christina W. Hagan
                                                 Chief Financial Officer


Date:  January 28, 2003

                                  CERTIFICATION

I, L. Decker Dawson, certify that:

1. I have reviewed this periodic report on Form 10-Q of Dawson Geophysical Company;
2. Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;
3. Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the "Evaluation Date"); and
     c) presented in this periodic report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this periodic report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 28, 2003                   Signature: /s/ L. Decker Dawson
                                                     --------------------------
                                                     L. Decker Dawson
                                                     Chairman of the Board
                                                     Chief Executive Officer

                                  CERTIFICATION

I, Christina W. Hagan, certify that:

1. I have reviewed this periodic report on Form 10-Q of Dawson Geophysical Company;
2. Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;
3. Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the "Evaluation Date"); and
     c) presented in this periodic report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this periodic report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 28, 2003                   Signature: /s/ Christina W. Hagan
                                                     -----------------------
                                                     Christina W. Hagan
                                                     Senior Vice President
                                                     Chief Financial Officer