Form 10-Q
period 2003-03-31
DAWSON GEOPHYSICAL CO
filed 2003-05-14
CIK 351231

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED MARCH 31, 2003 COMMISSION FILE NO. 2-71058

                           DAWSON GEOPHYSICAL COMPANY

     INCORPORATED IN THE STATE OF TEXAS                  75-0970548
                                                      (I.R.S. EMPLOYER
                                                     IDENTIFICATION NO.)

                 508 WEST WALL, SUITE 800, MIDLAND, TEXAS 79701
                          (PRINCIPAL EXECUTIVE OFFICE)
                         TELEPHONE NUMBER: 432-684-3000

                                -----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
COMMON STOCK, $.33 1/3 PAR VALUE                           NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      CLASS                 Outstanding at March 31, 2003
                      -----                 -----------------------------

     COMMON STOCK, $.33 1/3 PAR VALUE              5,487,794 SHARES


================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

Part I.                 Financial Information:

Item 1.  Financial Statements

              Statements of Operations --
                       Three Months and Six Months
                       Ended March 31, 2003 and 2002                       3

              Balance Sheets --
                       March 31, 2003 and September 30,
                       2002                                                4

              Statements of Cash Flows --
                       Six Months Ended March 31,
                       2003 and 2002                                       5

              Statements of Comprehensive Income (Loss)
                       Three Months and Six Months
                       Ended March 31, 2003 and 2002                       6

              Notes to Financial Statements                                7

Item 2.

              Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                         11


Item 3.       Quantitative and Qualitative Disclosures                    15
                       About Market Risk

Item 4.       Controls and Procedures                                     15


Part II.      Other Information                                           16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                         Six Months Ended
                                                      March 31                                  March 31
                                          --------------------------------         ---------------------------------
                                              2003                2002                 2003                 2002
                                          ------------        ------------         ------------         ------------
Operating revenues                        $ 14,196,000        $  8,962,000         $ 25,606,000         $ 17,182,000
                                          ------------        ------------         ------------         ------------
Operating costs:
      Operating expenses                    11,880,000           7,513,000           22,716,000           15,514,000
      General and administrative               617,000             629,000            1,195,000            1,128,000
         Depreciation                        1,120,000           1,077,000            2,123,000            2,200,000
                                          ------------        ------------         ------------         ------------
                                            13,617,000           9,219,000           26,034,000           18,842,000
                                          ------------        ------------         ------------         ------------
Income (loss) from operations                  579,000            (257,000)            (428,000)          (1,660,000)

Other income (expense):

      Interest income                           84,000             117,000              183,000              275,000
      Gain on disposal of assets                11,000               5,000               21,000                5,000
      Gain on sale of short-term
         Investments                            52,000                --                 52,000                 --
            Other income                       118,000               1,000              123,000               73,000
                                          ------------        ------------         ------------         ------------
Income (loss) before income tax                844,000            (134,000)             (49,000)          (1,307,000)
Income tax benefit                                --                  --                   --                   --
                                          ------------        ------------         ------------         ------------
Net income (loss)                         $    844,000        $   (134,000)        $    (49,000)        $ (1,307,000)
                                          ============        ============         ============         ============

Net income (loss) per common share        $        .15        $       (.02)        $       (.01)        $       (.24)
                                          ============        ============         ============         ============
Weighted average equivalent common
    shares outstanding                       5,487,794           5,467,272            5,481,374            5,458,555
                                          ============        ============         ============         ============
Weighted average equivalent
    common shares outstanding-
    assuming dilution                        5,488,818           5,467,272            5,481,374            5,458,555
                                          ============        ============         ============         ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                 BALANCE SHEETS

                                                                  March 31, 2003    September 30, 2002
                                                                   ------------         ------------
                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                       $  1,778,000         $  1,309,000
   Short-term investments                                             8,694,000           15,716,000
   Accounts receivable, net of allowance
            for doubtful accounts of $111,000 in 2003 and
            71,000 in 2002                                           11,573,000            7,613,000
   Prepaid expenses                                                     533,000              220,000
   Income taxes receivable                                              400,000              400,000
                                                                   ------------         ------------
           Total current assets                                      22,978,000           25,258,000
                                                                   ------------         ------------
Property, plant and equipment                                        80,958,000           75,649,000
   Less accumulated depreciation                                    (58,633,000)         (56,616,000)
                                                                   ------------         ------------
           Net property, plant and equipment                         22,325,000           19,033,000
                                                                   ------------         ------------

                                                                   $ 45,303,000         $ 44,291,000
                                                                   ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  2,963,000         $  2,066,000
   Accrued liabilities:
      Payroll costs and other taxes                                     492,000              342,000
      Other                                                             315,000              297,000
                                                                   ------------         ------------
           Total current liabilities                                  3,770,000            2,705,000
                                                                   ------------         ------------
Stockholders' equity:
   Preferred stock--par value $1.00 per share;
              5,000,000 shares authorized, none outstanding                --                   --
   Common stock - par value $.33 1/3 per share;
       10,000,000 shares authorized, 5,487,794
              and 5,467,294 issued and outstanding,
              respectively                                            1,829,000            1,822,000
   Additional paid-in capital                                        38,931,000           38,863,000
   Other comprehensive income, net of tax                                58,000              137,000
   Retained earnings                                                    715,000              764,000
                                                                   ------------         ------------
           Total stockholders' equity                                41,533,000           41,586,000
                                                                   ------------         ------------

                                                                   $ 45,303,000         $ 44,291,000
                                                                   ============         ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                             March 31
                                                                ---------------------------------
                                                                    2003                 2002
                                                                ------------         ------------
Cash flows from operating activities:
            Net loss                                            $    (49,000)        $ (1,307,000)

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
            Depreciation                                           2,123,000            2,200,000
            Gain on disposal of assets                               (21,000)              (5,000)
            Gain on sale of short-term investments                   (52,000)                --
            Non-cash compensation                                     75,000              178,000
            Other                                                     32,000               54,000
            Change in current assets and liabilities:
              Decrease (increase) in accounts receivable          (3,960,000)           2,057,000
              Decrease (increase) in prepaid expenses               (313,000)            (323,000)
              Increase (decrease) in accounts payable                897,000             (579,000)
              Increase (decrease) in accrued
                liabilities                                          168,000              (60,000)
                                                                ------------         ------------
Net cash provided (used) by operating activities                  (1,100,000)           2,215,000
                                                                ------------         ------------
Cash flows from investing activities:
  Proceeds from disposal of assets                                    25,000               10,000
  Capital expenditures                                            (5,418,000)            (333,000)
  Proceeds from sale of short-term investments                     5,964,000                 --
  Proceeds from maturity of short-term
            investments                                            4,000,000            6,000,000
   Investment in short-term investments                           (3,002,000)         (11,160,000)
                                                                ------------         ------------
Net cash provided (used) in investing activities                   1,569,000           (5,483,000)
                                                                ------------         ------------
Net increase (decrease) in cash and cash
  equivalents                                                        469,000           (3,268,000)

Cash and cash equivalents at beginning
  of period                                                        1,309,000            4,338,000
                                                                ------------         ------------
Cash and cash equivalents at end of period                      $  1,778,000         $  1,070,000
                                                                ============         ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                    Statements of Comprehensive Income (Loss)
                                   (UNAUDITED)

                                                     Three Months Ended                      Six Months Ended
                                                          March 31                               March 31
                                               ------------------------------         -------------------------------
                                                   2003               2002                2003                2002
                                               -----------        -----------         -----------         -----------
Net income                                     $   844,000        $  (134,000)        $   (49,000)        $(1,307,000)

Change in  fair value of short-
    term  investments                               11,000            (48,000)            (32,000)           (118,000)
                                               -----------        -----------         -----------         -----------
                                                                                                          -----------

Comprehensive income (loss), net of tax        $   855,000        $  (182,000)        $   (81,000)        $(1,425,000)
                                               ===========        ===========         ===========         ===========








See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS

1.   OPINION OF MANAGEMENT

     Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months and the six months ended March 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year.

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

Impairment of Long-lived Assets
-------------------------------

Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the asset's recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management's forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management's estimates would be revised potentially resulting in an impairment charge in the period of revision.

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

Stock-Based Compensation
------------------------

In accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. There were no stock-based awards granted in the current quarter. For the six month period ended March 31, 2003, compensation expense was recognized for the fair value of the stock awards granted; therefore, pro forma amounts are the same as reported amounts.

The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), presents net income and earnings per share information as if the stock options issued since February 2, 1999 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.

The SFAS 123 pro forma information for the three months and the six months ended March 31, 2003 and 2002 is as follows:

                                                                   Three Months Ended                    Six Months Ended
                                                                        March 31                             March 31
                                                                 2003              2002               2003               2002
                                                            -------------     -------------      -------------      -------------
Net income (loss), as reported                              $     844,000     $    (134,000)     $     (49,000)     $  (1,307,000)
Add:  Stock-based employee compensation expense
  included in net income (loss), net of tax                          --                --               75,000            178,000
Deduct:  Stock-based employee compensation expense
  determined under fair value based method (SFAS 123),
  net of tax                                                      (82,000)          (69,000)          (289,000)          (317,000)
                                                            -------------     -------------      -------------      -------------
        Net income (loss), pro forma                        $     762,000     $    (203,000)     $    (263,000)     $  (1,446,000)
                                                            =============     =============      =============      =============

Basic:
        Net income (loss) per common share, as reported     $        0.15     $       (0.02)     $       (0.01)     $       (0.24)
                                                            =============     =============      =============      =============
        Net income (loss) per common share, pro forma       $        0.14     $       (0.04)     $       (0.05)     $       (0.26)
                                                            =============     =============      =============      =============

Diluted:
        Net income (loss) per common share, as reported     $        0.15     $       (0.02)     $       (0.01)     $       (0.24)
                                                            =============     =============      =============      =============
        Net income (loss) per common share, pro forma       $        0.14     $       (0.04)     $       (0.05)     $       (0.26)
                                                            =============     =============      =============      =============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002. The Company has adopted Statement 143 and there is no impact to the Company.

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

     SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is required to be adopted for fiscal years ending after December 15, 2002.

     The Company currently accounts for stock-based compensation in accordance with APB Opinion No. 25 which allows the Company to recognize compensation expense only to the extent that the fair market value is greater than the option price.

     On April 22, 2003, the FASB announced its decision to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The new guidelines have not been released but are expected to be finalized and to become effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.

     FIN No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

FIN No. 45 also requires disclosures abut guarantees in financial statements for interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial statements.

     FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. The Company does not expect the adoption of FIN No. 46 to have a material impact on its financial statements.

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

     The following table sets forth the computation of basic and diluted net income per common share:

                                                   Three Months Ended                 Six Months Ended
                                                         March 31                         March 31
                                               ---------------------------      ----------------------------
                                                   2003            2002             2003             2002
                                               -----------     -----------      -----------      -----------
NUMERATOR:
  Net income and numerator for basic
  and diluted net income per
  common share-income available
  to common stockholders                       $   844,000     $  (134,000)     $   (49,000)     $(1,307,000)
                                               -----------     -----------      -----------      -----------
DENOMINATOR:
    Denominator for basic net loss
     per common share-weighted
    average common shares                        5,487,794       5,467,272        5,481,374        5,458,555
          Effect of dilutive securities-
             employee stock options                  1,024            --               --               --
                                               -----------     -----------      -----------      -----------
          Denominator for diluted net
             income per common share-
             adjusted weighted average
             common shares and assumed
             conversions                         5,488,818       5,467,272        5,481,374        5,458,555
                                               -----------     -----------      -----------      -----------

       Net income (loss) per common share      $       .15     $      (.02)     $      (.01)     $      (.24)
                                               ===========     ===========      ===========      ===========

       Net income (loss) per common share-
          assuming dilution                    $       .15     $      (.02)     $      (.01)     $      (.24)
                                               ===========     ===========      ===========      ===========


     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2003 and 2002 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

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

OVERVIEW

At March 31, 2003, the Company operated all six of its crews and is currently operating five crews. Capital expenditures have increased in fiscal 2003 primarily to satisfy client demand for increased channel count and in response to opportunities to acquire the equipment from the open market at reduced prices. Demand for the Company's services is related to crude oil and natural gas prices.

RESULTS OF OPERATIONS

The Company's operating revenues for the first six months of fiscal 2003 increased 49% from $17,182,000 to $25,606,000. For the three months ended March 31, 2003, operating revenues totaled $14,196,000 versus $8,962,000 for the same period of fiscal 2002, a 58.4% increase. Revenues have been positively impacted in the first six months of fiscal 2003 by continued stable pricing and the increase in operations from five to six crews in November 2002.

Operating expenses for the six months ended March 31, 2003 totaled $22,716,000 versus $15,514,000 for the same period of fiscal 2002. For the quarter ended March 31, 2003, operating expenses totaled $11,880,000 versus $7,513,000. The Company began fiscal 2002 with five crews operating and reduced to four during the quarter ended December 31, 2001. In fiscal 2003 the Company began with five crews in operation and expanded to six in November 2002. The increase in operating expenses consists primarily of costs associated with the increase in personnel necessary to operate six crews and the increasing costs of insurance inherent in the insurance industry.

General and administrative expenses for the six months ended March 31, 2003 totaled $1,195,000, an increase of $67,000 from the same period of fiscal 2002. For the quarter ended March 31, 2003 general and administrative expenses totaled $617,000, a slight decrease compared to the same quarter of fiscal 2002. The increase for the six months period reflects advertising costs associated with website and trade show booth enhancements as well as accrual of property taxes.

Depreciation for the six months ended March 31, 2003 totaled $2,123,000 as compared to $2,200,000 for the six months ended March 31, 2002. For the quarter ended March 31, 2003 depreciation of $1,120,000 is $43,000 more than the quarter ended March 31, 2002. Assets purchased during the years with relatively large capital expenditures before the restricted budgets beginning in fiscal 1999 are becoming fully depreciated. Conversely, capital expenditures purchased in fiscal 2003 are beginning to impact current year depreciation.

Total operating costs for the first six months of fiscal 2003 were $26,034,000, an increase of 38.2%, from the same period of fiscal 2002 due to the factors described above. For the quarter ended March 31, 2003, total operating costs of $13,617,000 represent a 47.7% increase from the same period of the prior fiscal year. There is a high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business.

No income tax expense was recorded for the first six months of fiscal 2003 or 2002 due to a pretax loss. The Company has not recognized a net income tax benefit due to the establishment of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash used by operating activities of $1,100,000 for the six months ended March 31, 2003 primarily reflects changes in accounts receivable. The increase in accounts receivable of $3,960,000 for the first six months of fiscal 2003 is a direct result of the increase in revenues. The Company considers its accounts receivable collectible.

Net cash provided by investing activities in the first six months of fiscal 2003 represents management of short-term investments and use of proceeds for capital expenditures and working capital.

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

Impairment of Long-lived Assets
-------------------------------

Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the asset's recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management's forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management's estimates would be revised potentially resulting in an impairment charge in the period of revision.

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

Stock-Based Compensation
------------------------

In accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. There were no stock-based awards granted in the current quarter. For the six month period ended March 31, 2003, compensation expense was recognized for the fair value of the stock awards granted; therefore, pro forma amounts are the same as reported amounts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002. The Company has adopted Statement 143 and there is no impact to the Company.

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

     SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is required to be adopted for fiscal years ending after December 15, 2002.

     The Company currently accounts for stock-based compensation in accordance with ABP Opinion No. 25 which allows the Company to recognize compensation expense only to the extent that the fair market value is greater than the option price.

     On April 22, 2003 the FASB announced its decision to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The new guidelines have not been released but are expected to be finalized and to become effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.

     FIN No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures abut guarantees in financial statements for interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial statements.

     FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. The Company does not expect the adoption of FIN No. 46 to have a material impact on its financial statements.

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

Item 4.  CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14(c)). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company is accumulated and communicated to the Company's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated as discussed above.

Part II.                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

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


                                     DAWSON GEOPHYSICAL COMPANY
                                     --------------------------
                                     (REGISTRANT)



                                     By: /s/ L. Decker Dawson
                                         ----------------------------------
                                     L. Decker Dawson
                                     Chairman of the Board of Directors and
                                     Chief Executive Officer



                                      /s/ Christina W. Hagan
                                      -------------------------------------
                                      Christina W. Hagan
                                      Chief Financial Officer



DATE:   April 29, 2003

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



Dated: April 29, 2003             Signature: /s/ L. Decker Dawson
                                             -----------------------------------
                                             L. Decker Dawson
                                             Chairman of the Board
                                             Chief Executive Officer

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



Dated: April 29, 2003             Signature: /s/ Christina W. Hagan
                                             -----------------------------------
                                             Christina W. Hagan
                                             Senior Vice President
                                             Chief Financial Officer