Form 10-Q
period 2003-06-30
DAWSON GEOPHYSICAL CO
filed 2003-08-04
CIK 351231

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

         FOR THE QUARTER ENDED JUNE 30, 2003 COMMISSION FILE NO. 2-71058

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

          TITLE OF EACH CLASS NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      COMMON STOCK, $.33 1/3 PAR VALUE NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                Outstanding at June 30, 2003
              -----                                ----------------------------
 COMMON STOCK, $.33 1/3 PAR VALUE                        5,487,794 SHARES

================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
Part I. Financial Information:

Item 1. Financial Statements

            Statements of Operations -- Three Months and Nine Months
             Ended June 30, 2003 and 2002                                  3

            Balance Sheets -- June 30, 2003 and September 30, 2002         4

            Statements of Cash Flows -- Nine Months Ended June 30,
             2003 and 2002                                                 5

            Statements of Comprehensive Income (Loss) Three Months
             and Nine Months Ended June 30, 2003 and 2002                  6

            Notes to Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11


Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                                  15

Item 4.     Controls and Procedures                                       15


Part II.    Other Information                                             16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended          Nine Months Ended
                                             June 30                     June 30
                                    -------------------------   -------------------------
                                        2003          2002          2003          2002
                                    -----------   -----------   -----------   -----------
Operating revenues                  $11,291,000   $ 9,096,000   $36,897,000   $26,278,000
                                    -----------   -----------   -----------   -----------
Operating costs:
  Operating expenses                 11,046,000     8,102,000    33,762,000    23,690,000
  General and administrative            580,000       496,000     1,775,000     1,550,000
  Depreciation                        1,148,000     1,048,000     3,271,000     3,248,000
                                    -----------    ----------    ----------   -----------
                                     12,774,000     9,646,000    38,808,000    28,488,000
                                    -----------   -----------   -----------   -----------
Income (loss) from operations        (1,483,000)     (550,000)   (1,911,000)   (2,210,000)

Other income (expense):

  Interest income                        73,000       119,000       256,000       394,000
  Gain on disposal of assets                --            --         21,000         5,000
  Gain on sale of short-term
    Investments                             --            --         52,000           --
  Other income                            3,000         3,000       126,000        76,000
                                    -----------   -----------   -----------   -----------

Income (loss) before income tax      (1,407,000)     (428,000)   (1,456,000)   (1,735,000)
Income tax benefit                          --            --            --            --
                                    -----------   -----------   -----------   -----------

Net income (loss)                   $(1,407,000)  $  (428,000)  $(1,456,000)  $(1,735,000)
                                    ===========   ===========   ===========   ===========

Net income (loss) per common share  $      (.26)  $      (.08)  $      (.27)  $      (.32)
                                    ===========   ===========   ===========   ===========

Weighted average equivalent common
    shares outstanding                5,487,794     5,467,294     5,483,514     5,461,468
                                    ===========   ===========   ===========   ===========

Weighted average equivalent
    common shares outstanding-
    assuming dilution                 5,487,794     5,467,294     5,483,514     5,461,468
                                    ===========   ===========   ===========   ===========

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                                 BALANCE SHEETS
                                 --------------

                                                         June 30,       September 30,
                                                          2003              2002
                                                      ------------      ------------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $  5,931,000      $  1,309,000
   Short-term investments                                8,666,000        15,716,000
   Accounts receivable, net of allowance
    for doubtful accounts of $131,000 in 2003 and
    71,000 in 2002                                       7,357,000         7,613,000
   Prepaid expenses                                        381,000           220,000
   Income taxes receivable                                    --             400,000
                                                      ------------      ------------

           Total current assets                         22,335,000        25,258,000
                                                      ------------      ------------

Property, plant and equipment                           81,558,000        75,649,000
   Less accumulated depreciation                       (59,760,000)      (56,616,000)
                                                      ------------      ------------

           Net property, plant and equipment            21,798,000        19,033,000
                                                      ------------      ------------


                                                      $ 44,133,000      $ 44,291,000
                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $  3,160,000      $  2,066,000
   Accrued liabilities:
      Payroll costs and other taxes                        577,000           342,000
      Other                                                296,000           297,000
                                                      ------------      ------------

           Total current liabilities                     4,033,000         2,705,000
                                                      ------------      ------------
Stockholders' equity:
   Preferred stock--par value $1.00 per share;
    5,000,000 shares authorized, none outstanding             --                --
   Common stock - par value $.33 1/3 per share;
    10,000,000 shares authorized, 5,487,794
    and 5,467,294 issued and outstanding,
    respectively                                         1,829,000         1,822,000
   Additional paid-in capital                           38,931,000        38,863,000
   Other comprehensive income, net of tax                   32,000           137,000
   Retained earnings (deficit)                            (692,000)          764,000
                                                      ------------      ------------

           Total stockholders' equity                   40,100,000        41,586,000
                                                      ------------      ------------

                                                      $ 44,133,000      $ 44,291,000
                                                      ============      ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                                June 30
                                                     ------------------------------
                                                         2003              2002
                                                     ------------      ------------
Cash flows from operating activities:
  Net loss                                           $ (1,456,000)     $ (1,735,000)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Depreciation                                          3,271,000         3,248,000
  Gain on disposal of assets                              (21,000)           (5,000)
  Gain on sale of short-term investments                  (52,000)             --
  Non-cash compensation                                    75,000           178,000
  Other                                                    34,000           101,000
  Change in current assets and liabilities:
    Decrease (increase) in accounts receivable            256,000         2,419,000
    Decrease (increase) in prepaid expenses              (161,000)         (312,000)
    Decrease in income taxes receivable                   400,000              --
    Increase (decrease) in accounts payable             1,094,000          (343,000)
    Increase (decrease) in accrued
      liabilities                                         234,000            65,000
                                                     ------------      ------------

Net cash provided (used) by operating activities        3,674,000         3,616,000
                                                     ------------      ------------

Cash flows from investing activities:
  Proceeds from disposal of assets                         25,000            10,000
  Capital expenditures                                 (6,039,000)         (939,000)
  Proceeds from sale of short-term investments          5,964,000              --
  Proceeds from maturity of short-term
   investments                                          4,000,000        10,059,000
  Investment in short-term investments                 (3,002,000)      (13,179,000)
                                                     ------------      ------------

Net cash provided (used) in investing activities          948,000        (4,049,000)
                                                     ------------      ------------

Net increase (decrease) in cash and cash
  equivalents                                           4,622,000          (433,000)

Cash and cash equivalents at beginning
  of period                                             1,309,000         4,338,000
                                                     ------------      ------------

Cash and cash equivalents at end of period           $  5,931,000      $  3,905,000
                                                     ============      ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                    Statements of Comprehensive Income (Loss)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED JUNE 30        NINE MONTHS ENDED JUNE 30
                                                 ------------------------------    ------------------------------
                                                     2003              2002            2003              2002
                                                 ------------      ------------    ------------      ------------
Net income                                       $ (1,407,000)     $   (428,000)   $ (1,456,000)     $ (1,738,000)

Change in fair value of short-term investments        (26,000)          126,000         (57,000)            8,000
                                                 ------------      ------------    ------------      ------------
Comprehensive income (loss), net of tax          $ (1,433,000)     $   (182,000)   $ (1,513,000)     $ (1,727,000)
                                                 ============      ============    ============      ============







               See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS

1. OPINION OF MANAGEMENT

     Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months and the nine months ended June 30, 2003, are not necessarily indicative of the results to be expected for the fiscal year.

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

Impairment of Long-lived Assets
-------------------------------
Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the asset's recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management's forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management's estimates would be revised, potentially resulting in an impairment charge in the period of revision.

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

Stock-Based Compensation
------------------------
In accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. There were no stock-based awards granted in the current quarter.

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

The SFAS 123 pro forma information for the three months and the nine months ended June 30, 2003 and 2002 is as follows:

                                                                  Three Months Ended               Nine Months Ended
                                                                        June 30                         June 30
                                                                 2003            2002            2003            2002
                                                             ------------    ------------    ------------    ------------
Net income (loss), as reported                               $ (1,407,000)   $   (428,000)   $ (1,456,000)   $ (1,735,000)
Add: Stock-based employee compensation expense
  included in net income (loss), net of tax                            --              --          75,000         178,000
Deduct: Stock-based employee compensation expense
  determined under fair value based method (SFAS 123),
  net of tax                                                      (76,000)       (109,000)       (358,000)       (426,000)
                                                             ------------    ------------    ------------    ------------
        Net income (loss), pro forma                         $ (1,483,000)   $   (537,000)   $ (1,739,000)   $ (1,983,000)
                                                             ============    ============    ============    ============
Basic:
        Net income (loss) per common share, as reported      $      (0.26)   $      (0.08)   $      (0.27)   $      (0.32)
                                                             ============    ============    ============    ============
        Net income (loss) per common share, pro forma        $      (0.27)   $      (0.10)   $      (0.32)   $      (0.36)
                                                             ============    ============    ============    ============
Diluted:
        Net income (loss) per common share, as reported      $      (0.26)   $      (0.08)   $      (0.27)   $      (0.32)
                                                             ============    ============    ============    ============

        Net income (loss) per common share, pro forma        $      (0.27)   $      (0.10)   $      (0.32)   $      (0.36)
                                                             ============    ============    ============    ============

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

     SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, amends SFAS No. 123, Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is required to be adopted for fiscal years ending after December 15, 2002.

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

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

     FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial statements.

     FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. The Company does not expect the adoption of FIN No. 46 to have a material impact on its financial statements.

     In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material impact on its financial statements.

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

     The following table sets forth the computation of basic and diluted net income per common share:

                                                   Three Months Ended                  Nine Months Ended
                                                         June 30                           June 30
                                               ----------------------------      ----------------------------
                                                   2003             2002             2003             2002
                                               -----------      -----------      -----------      -----------
NUMERATOR:
  Net income and numerator for basic
  and diluted net income per
  common share-income available
  to common stockholders                       $(1,407,000)     $  (428,000)     $(1,456,000)     $(1,735,000)
                                               -----------      -----------      -----------      -----------
DENOMINATOR:
    Denominator for basic net loss
     per common share-weighted
    average common shares                        5,487,794        5,467,294        5,483,514        5,461,468
          Effect of dilutive securities-
             employee stock options                   --               --               --               --
                                               -----------      -----------      -----------      -----------
          Denominator for diluted net
             income per common share-
             adjusted weighted average
             common shares and assumed
             conversions                         5,487,794        5,467,294        5,483,514        5,461,468
                                               -----------      -----------      -----------      -----------

       Net income (loss) per common share      $      (.26)     $      (.08)     $      (.27)     $      (.32)
                                               ===========      ===========      ===========      ===========

       Net income (loss) per common share-
          assuming dilution                    $      (.26)     $      (.08)     $      (.27)     $      (.32)
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

OVERVIEW

For the quarter ended June 30, 2003, the Company operated five crews. Adverse weather conditions significantly impacted the Company's revenue for the quarter ended June 30, 2003. Capital expenditures have increased in fiscal 2003 primarily to satisfy client demand for increased channel count and in response to opportunities to acquire the equipment from the open market at reduced prices. Demand for the Company's services is related to crude oil and natural gas prices.

RESULTS OF OPERATIONS

The Company's operating revenues for the first nine months of fiscal 2003 increased 40.4% from $26,278,000 to $36,897,000 as compared to the first nine months of fiscal 2002. For the three months ended June 30, 2003, operating revenues totaled $11,291,000 versus $9,096,000 for the same period of fiscal 2002, a 24.1% increase. Revenues have been positively impacted in the first nine months of fiscal 2003 by continued stable pricing. In addition the Company operated all of its six crews from November 2002 through March 2003. During the quarter ended June 30, 2003, the Company's production potential was significantly cut back due to rain.

Operating expenses for the nine months ended June 30, 2003 totaled $33,762,000 versus $23,690,000 for the same period of fiscal 2002. For the quarter ended June 30, 2003, operating expenses totaled $11,046,000 versus $8,102,000. In fiscal 2003 the Company began with five crews in operation and expanded to six in November 2002. The increase in operating expenses consists primarily of costs associated with the increase in personnel necessary to have the ability to operate six crews and the increasing costs of insurance inherent in the insurance industry. During the quarter ended June 30, 2003, the Company continued to incur personnel costs waiting for the opportunity to work when the rains stopped.

General and administrative expenses for the nine months ended June 30, 2003 totaled $1,775,000, an increase of $225,000 from the same period of fiscal 2002. For the quarter ended June 30, 2003 general and administrative expenses totaled $580,000, an increase of $84,000 compared to the same quarter of fiscal 2002. The increase for the nine months period reflects advertising costs associated with website and trade show booth enhancements as well as accrual of property taxes. In addition the Company expanded operations in the Houston and Denver offices during the quarter ended June 30, 2003.

Depreciation for the nine months ended June 30, 2003 totaled $3,271,000 as compared to $3,248,000 for the nine months ended June 30, 2002. For the quarter ended June 30, 2003 depreciation of $1,148,000 is $100,000 more than the quarter ended June 30, 2002. Assets purchased during the years with relatively large capital expenditures before the restricted budgets beginning in fiscal 1999 are becoming fully depreciated. Conversely, capital expenditures purchased in fiscal 2003 are beginning to impact current year depreciation.

Total operating costs for the first nine months of fiscal 2003 were $38,808,000, an increase of 36.2%, from the same period of fiscal 2002 due to the factors described above. For the quarter ended June 30, 2003, total operating costs of $12,774,000 represent a 32.4% increase from the same period of the prior fiscal year. There is a high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business.

No income tax expense was recorded for the first nine months of fiscal 2003 or 2002 due to a pretax loss. The Company has not recognized a net income tax benefit due to the establishment of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities of $3,674,000 for the nine months ended June 30, 2003 primarily reflects the net loss offset by depreciation and changes in working capital components.

Net cash provided by investing activities in the first nine months of fiscal 2003 represents management of short-term investments and use of proceeds for capital expenditures and working capital.

There were no financing activities impacting cash flows for the nine months of fiscal 2003 or 2002.

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

     SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, amends SFAS No. 123, Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is required to be adopted for fiscal years ending after December 15, 2002.

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

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial statements.

     FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. The Company does not expect the adoption of FIN No. 46 to have a material impact on its financial statements.

     In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material impact on its financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At June 30, 2003 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of June30, 2003, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

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

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

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



DATE: July 18, 2003