Form 10-K
period 2003-09-30
DAWSON GEOPHYSICAL CO
filed 2003-12-11
CIK 351231

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003         Commission File No. 0-10144


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

                           -------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class              Name of each Exchange on which Registered
--------------------------------       -----------------------------------------
Common Stock, $.33 1/3 par value                The NASDAQ Stock Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant based upon the mean between the closing high and low price of the Common Stock as of November 28, 2003 (as reported by NASDAQ), held by non-affiliates was approximately $39,801,491 (See Item 12). On that date, there were 5,487,794 shares of Dawson Geophysical Company Common Stock, $.33 1/3 par value, outstanding.

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

================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

Part I

Item 1.    Business..........................................................  1

Item 2.    Properties........................................................  5

Item 3.    Legal Proceedings.................................................  5

Item 4.    Submission of Matters to a Vote of Security Holders...............  5

Part II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters...............................................  6

Item 6.    Selected Financial Data...........................................  6

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  7

Item 7A.   Quantitative and Qualitative Disclosure About
           Market Risk....................................................... 10

Item 8.    Financial Statements and Supplementary Data....................... 10

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures.............................. 10

Item 9A.   Controls and Procedures........................................... 10

Part III

Item 10.   Directors and Executive Officers of the Registrant................ 10

Item 11.   Executive Compensation............................................ 10

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management............................................. 10

Item 13.   Certain Relationships and Related Transactions.................... 11

Item 14.   Principal Accounting Fees and Services............................ 11

Part IV
Item 15.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K............................................... 11

           Exhibit Index..................................................... 12

           Signatures........................................................ 13

           Index to Financial Statements..................................... F1

                           DAWSON GEOPHYSICAL COMPANY
                        2003 ANNUAL REPORT ON FORM 10-K

                                    Part I.

ITEM 1.  BUSINESS
GENERAL

     Founded in 1952, Dawson Geophysical Company acquires and processes 2-D, 3-D and multi-component seismic data used in the exploration for, and development and field management of oil and natural gas reserves. The Company's operations consist of six 3-D seismic data acquisition crews and a seismic data processing center. In addition, the Company supports its data acquisition crews with offices in Houston, Denver and Oklahoma City. As a result of an increase in industry-wide demand for 3-D seismic surveys and the Company's competitive position, the Company has experienced increased market share for its 3-D seismic services. During fiscal 2003, substantially all of the Company's revenues were derived from 3-D seismic operations. Since 1999, the Company has steadily increased its acquisition and processing of multi-component seismic data.

     The Company's land-based data acquisition crews operate throughout the lower 48 states. Data processing is performed by Company geophysicists at the Company's computer center located in Midland, Texas. The Company also provides data processing services through its Houston office. The Company acquires and processes data for its clients, ranging from major oil and gas companies to independent oil and gas operators, who retain exclusive rights to the information obtained.

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

     3-D seismic data are used in the exploration for new reserves and enable oil and gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating 3-D seismic technology into exploration and development programs include reducing drilling risk, decreasing oil and gas finding costs and increasing the efficiencies of reservoir location, delineation and management. In order to meet the requirements necessary to fully recognize the benefits of 3-D seismic data, there is an ever-increasing demand for improved data quality with greater subsurface resolution. The Company is prepared to meet such demands with the implementation of improved techniques and evolving technology. One such technique is the integration of energy source distribution and an increase in the number of recording channels with high-end data processing routines through proper survey design. Company geophysicists perform these design tasks.

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

     The Company continues to investigate the use of even more sophisticated technologies. The Company is involved in several projects that involve the use of three-component (3-C) and converted wave (C-wave) seismic data. Both 3-C and C-wave seismic data utilize shear wave information in some form. The Company's equipment includes energy sources and geophones capable of generating and/or recording shear waves. The Company has designed and recorded two 3-D/3-C (9-C) surveys in the lower 48 states as well as several 3-D/C-wave surveys.

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

     The Company owns equipment for seven land-based crews gathering 3-D seismic data. The Company primarily uses vibrator energy sources, each of which weighs 50,000 to 62,000 pounds, but on occasion detonates dynamite charges placed in drill holes below the earth's surface to generate seismic energy. The Company has 53 vibrator energy source units and a capacity of 26,400 recording channels, any of which are configured to meet the demands of specific survey designs. Each crew consists of approximately 50 technicians, 25 associated vehicles with off-road capabilities, 50,000 to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. The Company operates six I/O System Two recording systems, two with RSR radio capability, and four MRX cable recording systems.

     Since 1994, the Company has grown from four seismic data acquisition crews with an aggregate recording capacity of 4,532 channels and 22 vibrator energy source units. Demand for more recording channels continues to increase from client companies as the industry strives for improved data quality. The Company's current average of 4,400 channels per crew is above the industry average. The comparatively large number of recording channels gives the Company a competitive edge with the versatility and productivity to improve data quality at a lower cost per unit of data to the client.

     DATA PROCESSING. The Company currently operates a computer center located in Midland, Texas and provides data processing services through the Houston office. Such processing primarily involves the enhancement of the data by improving reflected signal resolution, removing ambient noise and establishing proper spatial relationships of geological features. The data are then arranged in such a manner that computer graphic technology may be employed for examination and interpretation of the data by the user.

     The processing center operates 24 hours daily utilizing high-speed computers. The Company continues to improve data processing efficiency and accuracy with the addition of improved processing software and highspeed computer technology. The Company purchases, develops or leases, under non-exclusive licensing arrangements, seismic data processing software.

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

EQUIPMENT ACQUISITION

     The Company believes it is essential to monitor and evaluate advances in geophysical technology and to commit capital funds to purchase equipment it deems most promising. Purchasing new assets and continually upgrading capital assets involves a continuing commitment to capital spending. For fiscal years 2001 through 2003, The Company made capital expenditures of $8,950,000 and has an approved budget of $2,500,000 for fiscal 2004.

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

CONTRACTS

     The Company's seismic services are conducted under master contracts with clients. Contracts are either "turnkey" contracts that provide for a fixed fee to be paid to the Company for each unit of data acquired, or "term" contracts that provide for a fixed hourly, daily or monthly fee during the term of the project. Turnkey contracts generally provide more profit potential for the Company, but involve more risks because of the potential downtime for weather and other types of delays. The majority of the Company's contracts with its clients are turnkey. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party, is entered into for every project.

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

EMPLOYEES

     The Company employs approximately 448 persons, of which 393 are engaged in providing energy sources and acquiring data, 9 are engaged in data processing, 8 are administrative personnel, 30 are engaged in equipment maintenance and 8 are executive officers. Of the employees listed above, 10 are geophysicists. The Company's employees are not represented by a labor union. The Company believes it has good relations with its employees.

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

ITEM 2.   PROPERTIES

     The principal facilities of the Registrant are summarized in the table below.

                        Fee or                                  Building Area
        Location        Leased            Purpose                Square Feet
        --------        ------            -------                -----------
        Midland, TX     Leased     Executive offices and           18,400
                                      data processing

        Midland, TX      Fee           Field office                53,000
                                   Equipment fabrication
                                  Maintenance and repairs

     The Company leases office space for operations in Houston, Denver and Oklahoma City.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted during the fourth quarter of the 2003 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise. However, please refer to the Registrant's Proxy Statement dated November 28, 2003, filed or to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, notifying as to the election of Directors, approval of the proposed Dawson Geophysical Company 2004 Incentive Stock Plan and selection of KPMG LLP as independent certified public accountants of the Company (requiring an affirmative vote of a majority of shares present or represented by proxy), at the Annual Meeting to be held on January 27, 2004.

                                    Part II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                            Common Stock Information

     The Company's common stock trades on the Nasdaq Stock Market(R) under the symbol DWSN.

     The table below represents the high and low sales prices for the period shown.

        Quarter Ended                  High          Low
        --------------------------------------------------
        December 31, 2001             $8.950        $6.890
        March 31, 2002                $8.300        $7.160
        June 30, 2002                 $8.200        $7.010
        September 30, 2002            $7.371        $4.800

        December 31, 2002             $7.180        $4.950
        March 31, 2003                $7.230        $5.200
        June 30, 2003                 $8.530        $6.340
        September 30, 2003            $8.400        $6.560

     As of November 28, 2003, the Company had 244 common stockholders of record as reported by the Company's transfer agent.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Dawson Geophysical Company's financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data".

Years Ended September 30

(in thousands, except per share amounts)     2003          2002          2001          2000          1999
-----------------------------------------------------------------------------------------------------------
Operating revenues                         $ 51,592      $ 36,078      $ 37,878      $ 18,469      $ 24,198

Net loss                                   $   (899)     $ (2,292)     $ (4,978)     $(11,135)     $ (6,430)

Net loss per common share                  $   (.16)     $   (.42)     $   (.91)     $  (2.05)     $  (1.19)

Weighted average equivalent common
shares outstanding                            5,485         5,463         5,443         5,425         5,398

Total assets                               $ 42,792      $ 44,291      $ 45,381      $ 49,781      $ 61,418

Long term debt-less current maturities     $   --        $   --        $   --        $   --        $   --
Stockholders' equity                       $ 40,662      $ 41,586      $ 43,582      $ 48,468      $ 59,468

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

OVERVIEW

     During fiscal 2003, the Company acted on opportunities for growth and technical depth. The Company expanded operations in its Houston and Denver offices and added an office in Oklahoma City. The technical expertise of additional staff in each office has coincided with increased demand for high-resolution 3-D seismic surveys and other leading edge products such as ExxonMobil-licensed High Fidelity Vibratory Seismic (HFVS) and 9-component 3-D employing both compression and shear wave energy sources. The Company has been able to satisfy client demand for increased channel count by responding to opportunities to acquire equipment from the open market at reduced prices. In addition, the Company has performed services in thirteen states during fiscal 2003-representing a return to some areas that the Company has not been in for more than a decade.

     Adverse weather conditions significantly impacted the Company's revenue for the quarter ended June 30, 2003. Even though demand for the Company's services is related to crude oil and natural gas prices, production results are enhanced by favorable weather and timely permits for rights-of-way.

FISCAL YEAR ENDED SEPTEMBER 30, 2003 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2002

     The Company's operating revenues increased 43% from $36,078,000 to $51,592,000 in fiscal year 2003. The Company began fiscal 2003 with five crews and increased to six operating crews in November. During the months of May, June and July, the Company's production potential was severely impaired by rain and the Company operated five crews during this time. During fiscal 2003, the Company sustained slight price improvements for its services in addition to the stability of pricing improvements gained in fiscal 2002.

     Operating expenses increased 39% in fiscal 2003 as compared to fiscal 2002 due to the start up expenses associated with activating a crew, the Company's expanded operations geographically within the contiguous United States, an increased demand for shot-hole energy sources which require an expensive drilling component, and an increase in the use of helicopters to achieve efficient operations. Certain reimbursed out-of-pocket expenses relating to drilling, surveying and the use of helicopters are reported in revenue and expense.

     General and administrative expenses were 4.7% of revenues in fiscal 2003 as compared to 5.6% in fiscal 2002. The Company made a $60,000 provision for bad debts in fiscal 2003 as a conservative measure in response to working for new clients in new areas. However, relatively favorable prices for crude oil and natural gas have correlated to collectibility of accounts receivable.

     Depreciation for fiscal 2003 totaled $4,404,000, an increase of 4% from fiscal 2002. The increase is the effect of the increase in capital expenditures during fiscal 2003 and 2002. The increase reflects depreciation attributable to the recording equipment purchased in 2003 and in 2002 that had become available on the used market.

     Total operating costs for fiscal 2003 totaled $52,976,000, an increase of 34.3% from fiscal 2002 primarily due to the factors described above. The increase in revenues of 43% as compared to the increase of operating expenses of 39% in fiscal year 2003 as compared to fiscal 2002 reflects the high proportion of relatively fixed total operating expenses, including personnel costs of active crews, inherent in the Company's business.

     The Company recorded a deferred tax expense due to an increase in the income tax valuation allowance, and the tax expense is related to the tax effect of the unrealized loss on investments recorded in other comprehensive income.

FISCAL YEAR ENDED SEPTEMBER 30, 2002 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 2001

     The Company's operating revenues decreased 4.7% from $37,878,000 to $36,078,000 in fiscal year 2002 as compared to fiscal 2001. The Company began fiscal 2002 with five crews operating and operated four or five crews throughout most of the year depending on weather conditions and the ability to obtain permits for rights-of-way. There was a brief period when three crews were operating due to these conditions. During fiscal 2002, the Company sustained slight price improvements for its services despite idle capacity in the industry.

     Operating expenses in fiscal 2002 remained relatively flat as compared to fiscal 2001 as the Company maintained staffing for five crews throughout the year.

     General and administrative expenses for fiscal 2002 totaled $2,006,000, an increase of $187,000 from fiscal 2001. Insurance premiums, salary reclassification as compared to fiscal 2001, and additional promotional expense in celebration of the Company's 50th anniversary primarily account for this increase. The Company did not make a provision for bad debts in fiscal 2002 as relatively favorable prices for crude oil and natural gas have correlated to collectibility of accounts receivable.

     Depreciation for fiscal 2002 totaled $4,233,000, a decrease of 52% from fiscal 2001. The Company revised the estimated lives of two classes of seismic equipment in October 2001. The effect of the change is a reduction in depreciation expense and net loss of approximately $3,283,000. The decrease in depreciation expense includes a modest effect resulting from a suspension of capital expansion beginning in fiscal 1999 due to industry conditions.

     Total operating costs for fiscal 2002 totaled $39,444,000, a decrease of 9.6% from fiscal 2001 primarily due to the decrease in depreciation expense and the other factors described above. The decrease in revenues as compared to the slight increase of operating expenses, which excludes depreciation, for fiscal 2002 reflects the high proportion of relatively fixed total operating expenses, including personnel costs of active crews, inherent in the Company's business.

     The Company recorded an income tax benefit in the current year of approximately $471,000. Due to income tax law changes in 2002, the Company filed for a refund of alternative minimum tax paid in prior years of approximately $400,000 which was recorded in receivables at September 30, 2002. The remaining benefit was due to a decrease in the income tax valuation allowance and is related to the tax effect of the unrealized gain on investments recorded in other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS. Net cash provided by operating activities of $1,244,000 for the fiscal year ended September 30, 2003 primarily reflects the net loss offset by depreciation and changes in working capital components.

     Net cash provided by investing activities in fiscal 2003 represents management of short-term investments and use of proceeds for capital expenditures and working capital.

     There were no financing activities impacting cash flows for any of the fiscal years presented.

     CAPITAL EXPENDITURES. The Company continually strives to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. Capital expenditures for fiscal 2003 primarily consisted of data acquisition channels that became available as a result of idle capacity in our industry. The Company maintains equipment in and out of service in anticipation of increased future demand of the Company's services. In addition, the Company continues the three-component seismic approach. The Company believes that it is in position to respond to demand for this technological advancement of the seismic industry.

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

     STOCK-BASED COMPENSATION. In accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. There has been no impact to its financial statements as the Company does not anticipate exiting or disposing of any of its activities.

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

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has had no impact on the Company's financial statements.

     FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. The adoption of FIN No. 46 has had no impact on the Company's financial statements.

     In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 has had no impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At September 30, 2003 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of September 30, 2003, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages F-1 through F-13 hereof and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

ITEM 9a.  CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing date of this report on Form 10-K, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14 (c)). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company is accumulated and communicated to the Company's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this report was being prepared.

     No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated as discussed above.

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the Registrant's Proxy Statement dated November 28, 2003 (page 2), filed or to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K. The Registrant's Code of Ethics as defined in Item 406 of SEC Regulation S-K is expected to be adopted by the Board of Directors at their next meeting to be held January 27, 2004.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information concerning principal accountant fees and services appears in the proxy statement under the heading "Report of Audit Committee" and is incorporated herein by reference.


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

     (b) Reports on Form 8-K -- None.

    (28) Additional Exhibits -- None.

    (29) Information from reports furnished to state insurance regulatory authorities -- None.

  (31.1) Certification of Chief Executive Officer pursuant to Section 302.

  (31.2) Certification of Chief Financial Officer pursuant to Section 302.

  (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

   Number       Exhibit                                                     Page
--------------------------------------------------------------------------------

    (1)         *
    (2)         *
    (3)         Articles of Incorporation and Bylaws                        E-2
    (4)         Instruments defining the rights of security
                holders, including indentures--Shareholder Rights Plan      E-3
    (5)         *
    (6)         *
    (7)         *
    (8)         *
    (9)         Voting Trust Agreement                                      Omit
    (10)        Material Contracts                                          E-4
    (11)        Statement re: computation of per share earnings             Omit
    (12)        Statement re: computation of ratios                         Omit
    (13)        2003 Annual Report to Stockholders-Cover Page to
                Form 10-K Annual Report                                     E-1
    (14)        *
    (15)        *
    (16)        *
    (17)        *
    (18)        Letter re: change in accounting principles                  Omit
    (19)        Previously unfiled documents                                Omit
    (20)        *
    (21)        *
    (22)        Subsidiaries of the Registrant                              Omit
    (23)        Published report regarding matters submitted
                to vote of security holders                                 Omit
    (24)        Consent of experts                                          Omit
    (25)        Power of Attorney                                           Omit
    (26)        *
    (27)        *
    (28)        Additional Exhibits                                         Omit
    (29)        Information from reports furnished to state
                insurance regulatory authorities                            Omit
  (31.1) Certification of Chief Executive Officer pursuant to Section 302.
  (31.2) Certification of Chief Financial Officer pursuant to Section 302.
  (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
  (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

 * This exhibit is not required to be filed in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 28th day of November, 2003.

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

     Signature                          Title                           Date
--------------------------------------------------------------------------------

     /s/ L. Decker Dawson               Chairman of the Board           11-28-03
     ----------------------------       of Directors and Chief Executive
     L. Decker Dawson                   Officer

     /s/ Stephen C. Jumper              President, Chief Operating      11-28-03
     ----------------------------       Officer and Director
     Stephen C. Jumper

     /s/ Howell W. Pardue               Executive Vice President        11-28-03
     ----------------------------       and Director
     Howell W. Pardue

     /s/ C. Ray Tobias                  Executive Vice President        11-28-03
     ----------------------------       and Director
     C. Ray Tobias

     /s/ Paul H. Brown                  Director                        11-28-03
     ----------------------------
     Paul H. Brown

     /s/ Calvin J. Clements             Director                        11-28-03
     ----------------------------
     Calvin J. Clements

     /s/ Matthew P. Murphy              Director                        11-28-03
     ----------------------------
     Matthew P. Murphy

     /s/ Tim C. Thompson                Director                        11-28-03
     ----------------------------
     Tim C. Thompson

     /s/ Christina W. Hagan             Senior Vice President,          11-28-03
     ----------------------------       Secretary and
     Christina W. Hagan                 Chief Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements of Dawson Geophysical Company                          Page
--------------------------------------------------------------------------------

        Independent Auditors' Report                                        F-2

        Balance Sheets as of September 30, 2003 and 2002                    F-3

        Statements of Operations for the years ended
        September 30, 2003, 2002 and 2001                                   F-4

        Statements of Changes in Stockholders' Equity for the years
        ended September 30, 2003, 2002 and 2001                             F-5

        Statements of Cash Flows for the years ended
        September 30, 2003, 2002 and 2001                                   F-6

        Notes to Financial Statements                                       F-7

--------------------------------------------------------------------------------

All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Dawson Geophysical Company:


     We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                                        KPMG LLP
Midland, Texas
November 3, 2003

                           DAWSON GEOPHYSICAL COMPANY
                                 BALANCE SHEETS

                                                                               September 30,
                                                                     ---------------------------------
                                                                         2003                 2002
                                                                     ------------         ------------
                              ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                    $  3,389,000         $  1,309,000
        Short-term investments                                          8,623,000           15,716,000
        Accounts receivable, net of allowance
                for doubtful accounts of $127,000 in
                2003 and $71,000 in 2002                                9,713,000            7,613,000
        Income taxes receivable -                                         400,000
        Prepaid expenses                                                  287,000              220,000
                                                                     ------------         ------------

                        Total current assets                           22,012,000           25,258,000
                                                                     ------------         ------------

PROPERTY, PLANT AND EQUIPMENT                                          81,585,000           75,649,000
        Less accumulated depreciation                                 (60,805,000)         (56,616,000)
                                                                     ------------         ------------

                        Net property, plant and equipment              20,780,000           19,033,000
                                                                     ------------         ------------

                                                                     $ 42,792,000         $ 44,291,000
                                                                     ============         ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                             $  1,237,000         $  2,066,000
        Accrued liabilities:
                Payroll costs and other taxes                             478,000              342,000
                Other                                                     415,000              297,000
                                                                     ------------         ------------

                        Total current liabilities                       2,130,000            2,705,000
                                                                     ------------         ------------
STOCKHOLDERS' EQUITY:
        Preferred stock - par value $1.00 per share;
                5,000,000 shares authorized, none outstanding                --                   --
        Common stock - par value $.33 1/3 per share;
                10,000,000 shares authorized, 5,487,794
                and 5,467,294 shares issued and outstanding
                in 2003 and 2002, respectively                          1,829,000            1,822,000
        Additional paid-in capital                                     38,931,000           38,863,000
        Other comprehensive income, net of tax                             37,000              137,000
        Retained earnings (deficit)                                      (135,000)             764,000
                                                                     ------------         ------------

                        Total stockholders' equity                     40,662,000           41,586,000
                                                                     ------------         ------------

                                                                     $ 42,792,000         $ 44,291,000
                                                                     ============         ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMAPNY
                            STATEMENTS OF OPERATIONS

                                                                           Years Ended September 30,
                                                             ------------------------------------------------------
                                                                 2003                 2002                 2001
                                                             ------------         ------------         ------------
Operating revenues                                           $ 51,592,000         $ 36,078,000         $ 37,878,000
Operating costs:
        Operating expenses                                     46,151,000           33,205,000           33,033,000
        General and administrative                              2,421,000            2,006,000            1,819,000
        Depreciation                                            4,404,000            4,233,000            8,802,000
                                                             ------------         ------------         ------------
                                                               52,976,000           39,444,000           43,654,000
                                                             ------------         ------------         ------------

Loss from operations                                           (1,384,000)          (3,366,000)          (5,776,000)
Other income:
        Interest income                                           328,000              507,000              754,000
        Other                                                     209,000               96,000               44,000
                                                             ------------         ------------         ------------
Loss before income tax                                           (847,000)          (2,763,000)          (4,978,000)

Income tax benefit (expense):
        Current                                                      --                400,000                 --
        Deferred                                                  (52,000)              71,000                 --
                                                             ------------         ------------         ------------

                                                                  (52,000)             471,000                 --
                                                             ------------         ------------         ------------

Net loss                                                     $   (899,000)        $ (2,292,000)        $ (4,978,000)
                                                             ============         ============         ============

Net loss per common share                                    $       (.16)        $       (.42)        $       (.91)
                                                             ============         ============         ============

Net loss per common share-assuming dilution                  $       (.16)        $       (.42)        $       (.91)
                                                             ============         ============         ============

Weighted average equivalent common shares outstanding           5,484,593            5,462,936            5,442,627
                                                             ============         ============         ============
Weighted average equivalent common
   shares outstanding-assuming dilution                         5,484,593            5,462,936            5,442,627
                                                             ============         ============         ============






See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 COMMON STOCK                           ACCUMULATED
                                        ----------------------------     ADDITIONAL        OTHER         RETAINED
                                           NUMBER                          PAID-IN     COMPREHENSIVE     EARNINGS
                                          OF SHARES        AMOUNT          CAPITAL         INCOME        (DEFICIT)        TOTAL
                                        ------------    ------------    ------------    ------------   ------------    ------------
BALANCE,
   SEPTEMBER 30, 2000                      5,428,794    $  1,810,000    $ 38,624,000                   $  8,034,000    $ 48,468,000
Net loss                                                                                                 (4,978,000)     (4,978,000)
Issuance of common
   stock as compensation                      17,000           5,000          87,000                                         92,000
                                        ------------    ------------    ------------                   ------------    ------------

BALANCE,
   SEPTEMBER 30, 2001                      5,445,794       1,815,000      38,711,000                      3,056,000      43,582,000
Net loss                                                                                  (2,292,000)    (2,292,000)     (2,292,000)
                                                                                        ------------
Other comprehensive income net of tax:
   Unrealized gain on securities:
      Unrealized holding gains
         arising during period                                                               208,000
      Income tax benefit                                                                     (71,000)
                                                                                        ------------
Other comprehensive income                                                                   137,000                        137,000
                                                                                                                       ------------
Comprehensive income                                                                                                     41,427,000
                                                                                                                       ------------
Issuance of common
   stock as compensation                      21,500           7,000         152,000                                        159,000
                                        ------------    ------------    ------------                   ------------    ------------

BALANCE,
   SEPTEMBER 30, 2002                      5,467,294       1,822,000      38,863,000                        764,000      41,586,000
Net loss                                                                                    (899,000)      (899,000)       (899,000)
                                                                                        ------------
Other comprehensive income net of tax:
   Unrealized loss on securities:
      Unrealized holding losses
         arising during period                                                              (145,000)
      Less: Reclassification
         adjustment for gain included
            in net income                                                                     (7,000)
                                                                                        ------------
                                                                                            (152,000)
   Income tax expense                                                                         52,000
                                                                                        ------------
Other comprehensive income                                                                  (100,000)                      (100,000)
                                                                                                                       ------------
Comprehensive income                                                                                                     40,587,000
                                                                                                                       ------------
Issuance of common
   stock as compensation                      20,500           7,000          68,000                                         75,000
                                        ------------    ------------    ------------    ------------   ------------    ------------

BALANCE,
   SEPTEMBER 30, 2003                      5,487,794    $  1,829,000    $ 38,931,000    $     37,000   $   (135,000)   $ 40,662,000
                                        ============    ============    ============    ============   ============    ============

See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                               Years Ended September 30,
                                                                ------------------------------------------------------
                                                                    2003                 2002                 2001
                                                                ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                $  (899,000)         $ (2,292,000)        $ (4,978,000)

Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
        Depreciation                                               4,404,000            4,233,000            8,802,000
        Non-cash compensation                                         75,000              159,000               92,000
        Deferred income tax expense (benefit)                         52,000              (71,000)                --
        Other                                                        (46,000)              58,000               38,000

Change in current assets and liabilities:
        Decrease (increase) in accounts receivable                (2,100,000)           1,082,000           (2,128,000)
        Decrease (increase) in prepaid expenses                      (67,000)             (47,000)              27,000
        Decrease (increase) in income taxes receivable               400,000             (400,000)           2,165,000
        Increase (decrease) in accounts payable                     (829,000)             885,000              143,000
        Increase in accrued liabilities                              254,000               21,000              343,000
                                                                ------------         ------------         ------------

Net cash provided by operating activities                          1,244,000            3,628,000            4,504,000
                                                                ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from disposal of assets                              27,000               10,000               49,000
        Capital expenditures                                      (6,153,000)          (2,047,000)            (750,000)
        Proceeds from sale of short-term investments               5,964,000                 --                   --
        Proceeds from maturity of short-term investments           4,000,000           10,598,000            5,500,000
        Acquisition of short-term investments                     (3,002,000)         (15,218,000)          (5,474,000)
                                                                ------------         ------------         ------------

Net cash provided by (used in) investing activities                  836,000             (675,000)

Net increase (decrease) in cash and cash equivalents               2,080,000           (3,029,000)           3,829,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,309,000            4,338,000              509,000
                                                                ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  3,389,000         $  1,309,000         $  4,338,000
                                                                ============         ============         ============

NON CASH INVESTING ACTIVITIES:
        UNREALIZED GAIN (LOSS) ON INVESTMENTS                   $   (145,000)        $    208,000         $       --
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

     The Company acquires and processes 3-D seismic data for major and intermediate-sized oil and gas companies and independent oil operators who retain exclusive rights to the information obtained. The Company's land-based acquisition crews operate throughout the lower 48 states, and data processing is performed by geophysicists in Midland and Houston, Texas.

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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable and short-term investments. The Company's sales are to clients whose activities relate to oil and gas exploration and production. However, accounts receivable are well diversified among many clients, and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and gas industry. The Company closely monitors extensions of credit and initiated an allowance for doubtful accounts in fiscal 1999 as a result of the downturn in oil prices which occurred during the year and negatively impacted the Company's clients. The Company invests primarily in short-term U.S. Treasury Securities which are a low risk investment.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the asset's recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management's forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management's estimates would be revised, potentially resulting in an impairment charge in the period of revision. No provision was recorded in the Statement of Operations for the years ended September 30, 2003, 2002 and 2001.

REVENUE RECOGNITION

     Contracts for service are provided for under cancelable contracts. The Company recognizes revenues when services are performed. In the case of a cancelled contract, revenue is recognized and the customer is billed for services performed up to the date of cancellation. The Company also receives reimbursements for certain out-of-pocket expenses under the terms of its master contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses which will be reimbursed by the client.

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

STOCK-BASED COMPENSATION

     In accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date.

     The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by "APB 25" and related interpretations. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), presents net income and earnings per share information as if the stock options or other stock-based awards issued since September 30, 1997 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.

     The SFAS 123 pro forma information for the fiscal years ended September 30, 2003, 2002 and 2001 is as follows:

                                                                                            September 30,
                                                                    ------------------------------------------------------------
                                                                         2003                   2002                   2001
                                                                    --------------         --------------         --------------
     Net loss, as reported                                          $     (899,000)        $   (2,292,000)        $   (4,978,000)
     Add:  Stock-based employee compensation expense
        included in net loss, net of tax                                    75,000                159,000                 92,000
     Deduct:  Stock-based employee compensation expense
        determined under fair value based method (SFAS 123),
           net of tax                                                     (434,000)              (516,000)              (402,000)
                                                                    --------------         --------------         --------------
              Net loss, pro forma                                   $   (1,258,000)        $   (2,649,000)        $   (5,288,000)
                                                                    --------------         --------------         --------------
     Basic:
           Net loss per common share, as reported                   $        (0.16)        $        (0.42)        $        (0.91)
                                                                    ==============         ==============         ==============
           Net loss per common share, pro forma                     $        (0.23)        $        (0.48)        $        (0.97)
                                                                    ==============         ==============         ==============
     Diluted;
           Net loss per common share, as reported                   $        (0.16)        $        (0.42)        $        (0.91)
                                                                    ==============         ==============         ==============
           Net loss per common share, pro forma                     $        (0.23)        $        (0.48)        $        (0.97)
                                                                    ==============         ==============         ==============

2.   SHORT-TERM INVESTMENTS

     Investment in securities consists primarily of U.S. Treasury Securities. At September 30, 2003, the Company reported an unrealized loss on short-term investments of $145,000, which was $93,000 net of the tax effect of $52,000. The $93,000 net unrealized loss is included in "Other comprehensive income, net of tax"of $37,000.

     Short-term investments held at September 30, 2003 consisting of U.S. Treasury Securities have contractual maturities from December, 2003 through September, 2004.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, together with annual depreciation rates, consist of the following:

                                                       September 30,
                                            ---------------------------------
                                                2003                 2002                     Rates
                                            ------------         ------------           -----------------
        Land, building and improvements     $  1,334,000         $  1,303,000           3 to 12.5 percent
        Machinery and equipment               79,213,000           73,583,000            7 to 20 percent
        Equipment in process (a)               1,038,000              763,000                 --
                                            ------------         ------------
                                            $ 81,585,000         $ 75,649,000
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

     The change of estimate was made as of October 1, 2001. The effect on depreciation and the net loss for the fiscal years ended September 30, 2003 and 2002 is:

                                                       Year Ended  September 30,
                               -----------------------------------------------------------------------
                                             2003                                    2002
                               -------------------------------         -------------------------------
                               As Reported          Pro Forma          As Reported          Pro Forma
                               -----------         -----------         -----------         -----------
     Depreciation              $ 4,404,000         $ 6,672,000         $ 4,233,000         $ 7,516,000
                               ===========         ===========         ===========         ===========

     Net loss                  $  (889,000)        $(3,157,000)        $(2,292,000)        $(5,575,000)
                               ===========         ===========         ===========         ===========

     Net loss per share        $      (.16)        $      (.58)        $      (.42)        $     (1.02)
                               ===========         ===========         ===========         ===========

4.   STOCK OPTIONS

     The Company adopted the 2000 Incentive Stock Plan during fiscal 1999, which provides options to purchase 500,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company's common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from date of grant. The 2000 Plan provides that 50,000 of the 500,000 shares of authorized but unissued common stock may be awarded to officers, directors and employees of the Company for the purpose of additional compensation.

     The transactions under the Plans are summarized as follows:

                                                Weighted          Number of
                                                 Average           Optioned
                                                  Price             Shares
                                                --------           --------
     Balance as of September 30, 2001           $   8.86            251,000
           Granted                              $   7.41             98,000
           Cancelled or expired                 $  21.19            (30,000)
                                                --------           --------
     Balance as of September 30, 2002           $   7.25            319,000
           Granted                              $   5.21            105,000
           Cancelled or expired                 $   7.02            (17,000)
                                                --------           --------
     Balance as of September 30, 2003           $   6.72            407,000
                                                ========           ========

     Options for 204,750, 130,750 and 103,000 shares were exercisable with weighted average exercise prices of $6.94, $6.79 and $10.78 as of September 30, 2003, 2002 and 2001, respectively.

     Outstanding options at September 30, 2003 expire between February, 2004 and November, 2007 and have exercise prices ranging from $5.21 to $8.65.

     Options for 105,000 shares were granted in fiscal year 2003. The expected life of the options granted is five years. The weighted average fair value of options granted during 2003 is $3.48. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model.

     The model assumed expected volatility of .5% and risk-free interest rate of 3.14% for grants in 2003. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

5.   EMPLOYEE BENEFIT PLANS

     The Company had an employee stock purchase plan to invest in the Company's common stock for the benefit of eligible employees. Participants were entitled to contribute a percentage, not to exceed 5%, of their bi-weekly salary to the plan. On a bi-weekly basis, the Company matched the participants' contributions and directed the purchase of shares of the Company's common stock. There were no vesting requirements for the participants. The Company contributed $56,116 and $223,360 to the plan during 2002 and 2001, respectively. The Company discontinued the Plan effective January 1, 2002.

     Effective January 1, 2002, the Company initiated a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2003 and 2002, the Company elected to match 100% of employee contributions up to a maximum of 5% of the participant's gross salary. The Company's matching contributions for fiscal 2003 and 2002 were approximately $373,000 and $259,000, respectively.

6.   INCOME TAXES

     The Company recorded an income tax expense in the current year of approximately $52,000. The expense is due to an increase in the income tax valuation allowance and is related to the tax effect of the unrealized loss on investments recorded in other comprehensive income.

     Income tax expense (benefit) attributable to income before extraordinary item consists of:

                                              Year Ended September 30,
                                     -----------------------------------------
                                        2003           2002            2001
                                     ----------     ----------      ----------
     Current: U.S. Federal           $     --       $ (400,000)     $     --

     Deferred: U. S. Federal             52,000        (71,000)           --
                                     ----------     ----------      ----------

     Total                           $   52,000     $ (471,000)     $     --
                                     ==========     ==========      ==========

     Income tax expense varies from the amount computed by multiplying income before taxes by the statutory income tax rate. The reason for these differences and the related tax effects are as follows:

                                              Year Ended September 30,
                                     -----------------------------------------
                                        2003           2002            2001
                                     ----------     ----------      ----------

Expense computed at statutory rates  $ (287,000)    $ (939,000)     $(1,690,000)
Effect of:
Change in valuation allowance           297,000        428,000        1,659,000
Other                                    42,000         40,000           31,000
                                     ----------     ----------      ----------

Income tax expense (benefit)         $   52,000     $ (471,000)    $      --
                                     ==========     ==========      ==========

                                                                            September 30,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------         ------------
     Deferred tax assets:
             Net operating loss carryforwards                    $  6,687,000         $  5,997,000
             Alternative minimum tax credit carryforwards             413,000              413,000
             Receivables                                               45,000               24,000
             Other                                                    116,000              109,000
                                                                 ------------         ------------
             Total deferred tax assets                              7,261,000            6,543,000
             Less valuation allowance                              (4,232,000)          (3,935,000)
                                                                 ------------         ------------
             Total gross deferred tax assets                        3,029,000            2,608,000

     Deferred tax liabilities:
             Other property and equipment                          (2,938,000)          (2,533,000)
             Investments                                              (21,000)             (71,000)
             Other                                                    (70,000)              (4,000)
                                                                 ------------         ------------
             Total gross deferred tax liabilities                  (3,029,000)          (2,608,000)
                                                                 ------------         ------------
             Net deferred tax asset (liability)                  $       --           $       --
                                                                 ============         ============

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will likely not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. As such, the Company has recorded a valuation allowance of $4,232,000 to reflect the realizability of its net deferred tax assets. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

     As of September 30, 2003, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $19,090,000, which is available to offset future regular taxable income, if any. Net operating loss carryforward will begin to expire in 2022. The Company has alternative minimum tax credit carryforwards totaling $413,000 to offset regular income tax, which have no scheduled expiration date.

7.   NET LOSS PER COMMON SHARE

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities

     The following table sets forth the computation of basic and diluted net income per common share:

                                                                             2003                2002                2001
                                                                         ------------        ------------        ------------
     Numerator:
             Net loss and numerator for basic and diluted
                     net loss per common share-income
                     available to common stockholders                    $   (899,000)       $ (2,292,000)       $ (4,978,000)
                                                                         ============        ============        ============
     Denominator:
             Denominator for basic net loss per common
                     share-weighted average common shares                   5,484,593           5,462,936           5,442,627
             Effect of dilutive securities-employee stock options                --                  --                  --
                                                                         ------------        ------------        ------------
             Denominator for diluted net loss per common
             share-adjusted weighted average common shares
             and assumed conversions                                        5,484,593           5,462,936           5,442,627
                                                                         ============        ============        ============

             Net loss per common share                                   $       (.16)       $       (.42)       $       (.91)
                                                                         ============        ============        ============

             Net loss per common share-assuming dilution                 $       (.16)       $       (.42)       $       (.91)
                                                                         ============        ============        ============

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2003 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or
(ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

8.   MAJOR CUSTOMERS

     The Company operates in only one business segment, contract seismic data acquisition and processing services. During 2003 and 2002, sales to only one client, which was not the same client in each year, exceeded 10% of operating revenue. During 2001, sales to no client exceeded 10% of operating revenue.

9.   CONTINGENCIES

     The Company is party to various legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's financial position or results of operation, as the Company believes it is adequately insured.

     On February 18, 1998 the Company entered into a five year, non-cancellable operating lease for office space. On June 30, 2003, the lease was amended to extend the term of the lease for five years beginning July 1, 2003 and ending June 30, 2008. Future minimum lease commitments under the lease at September 30 of each year are $142,716 through 2007, and $107,037 in fiscal year 2008.

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

11.  RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. There has been no impact on the Company's financial statements.

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

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has had no impact on the Company's financial statements.

     FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. The adoption of FIN No. 46 has had no impact on the Company's financial statements.

     In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 has had no impact on the Company's financial statements.


12.  Quarterly Financial Data (Unaudited)

                                                                          Quarter Ended
                                               ------------------------------------------------------------------
                                                December 31         March 31          June 30        September 30
                                               ------------------------------------------------------------------
     Fiscal 2003:
             Operating revenues                $ 11,410,000      $ 14,196,000      $ 11,291,000      $ 14,695,000
             Income (loss) from operations     $ (1,007,000)     $    579,000      $ (1,483,000)     $    527,000
             Net income (loss)                 $   (893,000)     $    844,000      $ (1,407,000)     $    557,000
             Net income (loss) per common
                share                          $       (.16)     $        .15          $ ( .26)      $        .10
             Net income (loss) per common
                share assuming dilution        $       (.16)     $        .15      $       (.26)     $        .10

     Fiscal 2002:
             Operating revenues                $  8,220,000      $  8,962,000      $  9,096,000      $  9,800,000
             Loss from operations              $ (1,403,000)     $   (257,000)     $   (550,000)     $ (1,156,000)
             Net loss                          $ (1,173,000)     $   (134,000)     $   (428,000)     $   (557,000)
             Net loss per common share         $       (.22)     $       (.02)     $       (.08)     $       (.10)
             Net loss per common share
                assuming dilution              $       (.22)     $       (.02)     $       (.08)     $       (.10)

                       THIS PAGE INTENTIONALLY LEFT BLANK