Form 10-Q
period 2003-12-31
DAWSON GEOPHYSICAL CO
filed 2004-02-11
CIK 351231

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

   FOR THE QUARTER ENDED DECEMBER 31, 2003       COMMISSION FILE NO. 2-71058

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


                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]   No  [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                          Outstanding at December 31, 2003
             -----                          --------------------------------
COMMON STOCK, $.33 1/3 PAR VALUE                    5,487,794 SHARES

================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

Item I.  Financial Statements

         Statements of Operations --
           Three Months Ended December 31, 2003 and 2002                    3

         Balance Sheets --
           December 31, 2003 and September 30, 2003                         4

         Statements of Cash Flows --
           Three Months Ended December 31, 2003 and 2002                    5

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

Item 4.  Controls and Procedures                                           12

Part II. Other Information                                                 13

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended December 31,
                                                             ---------------------------------
                                                                 2003                 2002
                                                             ------------         ------------
Operating revenues                                           $ 15,475,000         $ 11,410,000
Operating costs:
            Operating expenses                                 13,311,000           10,836,000
            General and administrative                            618,000              578,000
            Depreciation                                        1,108,000            1,003,000
                                                             ------------         ------------
                                                               15,037,000           12,417,000

Income (loss) from operations                                     438,000           (1,007,000)
Other income:
             Interest income                                       69,000               99,000
             Gain (loss) on disposal of assets                     (3,000)              10,000
             Other                                                  2,000                5,000
                                                             ------------         ------------
Income (loss) before income tax                                   506,000             (893,000)

Income tax (expense) benefit:
             Current                                                                      --
             Deferred                                                                     --
                                                             ------------         ------------
                                                                                          --

Net income (loss)                                            $    506,000         $   (893,000)
                                                             ============         ============

Net income (loss) per common share                           $       0.09         $      (0.16)
                                                             ============         ============

Net income ( loss) per common share-assuming dilution        $       0.09         $      (0.16)
                                                             ============         ============

Weighted average equivalent common shares outstanding           5,487,794            5,475,093
                                                             ============         ============

Weighted average equivalent common
   shares outstanding-assuming dilution                         5,521,243            5,475,093
                                                             ============         ============







See accompanying notes to the financial statements.

                           Dawson Geophysical Company
                                 Balance Sheets

                                                                              December 31,         September 30,
                                                                                  2003                 2003
                                                                              ------------         ------------
                                                                               (Unaudited)
                                              ASSETS
CURRENT ASSETS:
             Cash and cash equivalents                                        $  5,360,000         $  3,389,000
             Short-term investments                                              8,581,000            8,623,000
             Accounts receivable, net of allowance
                      for doubtful accounts of $127,000 in
                      each period                                               10,473,000            9,713,000
              Prepaid expenses                                                     987,000              287,000
                                                                              ------------         ------------

                                     Total current assets                       25,401,000           22,012,000

PROPERTY, PLANT AND EQUIPMENT                                                   82,163,000           81,585,000
              Less accumulated depreciation                                    (60,904,000)         (60,805,000)
                                                                              ------------         ------------

                                     Net property, plant and equipment          21,259,000           20,780,000
                                                                              ------------         ------------

                                                                              $ 46,660,000         $ 42,792,000
                                                                              ============         ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
               Accounts payable                                               $  4,367,000         $  1,237,000
               Accrued liabilities:
                        Payroll costs and other taxes                              779,000              478,000
                        Other                                                      404,000              415,000
                                                                              ------------         ------------

                                    Total current liabilities                    5,550,000            2,130,000
                                                                              ------------         ------------

STOCKHOLDERS' EQUITY:
              Preferred stock-par value $1.00 per share;
                       5,000,000 shares authorized, none outstanding                  --                   --
              Common stock-par value $.33 1/3 per share;
                        10,000,000 shares authorized, 5,487,794
                         and 5,487,794 shares issued and outstanding
                         in each period                                          1,829,000            1,829,000
               Additional paid-in capital                                       38,931,000           38,931,000
               Other comprehensive income, net of tax                              (21,000)              37,000
                Retained earnings (deficit)                                        371,000             (135,000)
                                                                              ------------         ------------

                                    Total stockholders' equity                  41,110,000           40,662,000
                                                                              ------------         ------------

                                                                              $ 46,660,000         $ 42,792,000
                                                                              ============         ============



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended December 31,
                                                             ---------------------------------
                                                                 2003                 2002
                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $    506,000         $   (893,000)

Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
     Depreciation                                               1,108,000            1,003,000
     Non-cash compensation                                           --                 75,000
     Other                                                         16,000               15,000

Change in current assets and liabilities:
     Increase in accounts receivable                             (760,000)          (3,491,000)
     Decrease (increase) in prepaid expenses                     (700,000)              12,000
     Increase in accounts payable                               3,130,000              491,000
     Increase in accrued liabilities                              290,000              303,000
                                                             ------------         ------------

Net cash provided (used) by operating activities                3,590,000           (2,485,000)
                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of assets                                --                 14,000
     Capital expenditures                                      (1,602,000)          (1,413,000)
     Proceeds from sale of short-term investments                    --              1,927,000
     Proceeds from maturity of short-term investments           4,000,000            4,000,000
     Acquisition of short-term investments                     (4,017,000)          (3,002,000)
                                                             ------------         ------------

Net cash provided by (used in) investing activities            (1,619,000)           1,526,000

Net increase (decrease) in cash and cash equivalents            1,971,000             (959,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  3,389,000            1,309,000
                                                             ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        5,360,000              350,000
                                                             ============         ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS

1.          OPINION OF MANAGEMENT

            Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company's 2003 Form 10-K.

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

The SFAS 123 pro forma information for the three months ended December 31, 2003 and 2002 is as follows:

                                                                      Three Months Ended
                                                                          December 31,
                                                               --------------------------------
                                                                   2003                2002
                                                               ------------        ------------
Net income (loss), as reported                                 $    506,000        $   (893,000)
Add:  Stock-based employee compensation expense
  included in net income (loss), net of tax                            --               (75,000)
Deduct:  Stock-based employee compensation expense
  determined under fair value based method (SFAS 123),
  net of tax                                                        (78,000)           (117,000)
                                                               ------------        ------------
        Net income (loss), pro forma                           $    428,000        $ (1,085,000)
                                                               ============        ============

Basic:
        Net income (loss) per common share, as reported        $       0.09        $      (0.16)
                                                               ============        ============
        Net income (loss) per common share, pro forma          $       0.08        $      (0.20)
                                                               ============        ============

Diluted:
        Net income (loss) per common share, as reported        $       0.09        $      (0.16)
                                                               ============        ============
        Net income (loss) per common share, pro forma          $       0.08        $      (0.20)
                                                               ============        ============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


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

            The following table sets forth the computation of basic and diluted net income per common share:

                                                         Three Months Ended
                                                             December 31,
                                                  --------------------------------
                                                      2003                2002
                                                  ------------        ------------
NUMERATOR:
  Net income and numerator for basic
  and diluted net income per
  common share-income available
  to common stockholders                          $    506,000        $   (893,000)
                                                  ------------        ------------
DENOMINATOR:
    Denominator for basic net loss
     per common share-weighted
    average common shares                            5,487,794           5,475,093
          Effect of dilutive securities-
             employee stock options                     33,449                --
                                                  ------------        ------------

          Denominator for diluted net
             income per common share-
             adjusted weighted average
             common shares and assumed
             conversions                             5,521,243           5,475,093
                                                  ------------        ------------

       Net income (loss) per common share         $        .09        $       (.16)
                                                  ============        ============

       Net income (loss) per common share-
          assuming dilution                       $        .09        $       (.16)
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

OVERVIEW

The Company's improved performance was due to increased petroleum industry demand for the Company's high resolution 3-D seismic surveys, exploration for reserves of crude oil and natural gas, more favorable weather conditions than in most recent quarters along with modest price increases. The Company has been and is currently involved in the application of high resolution techniques over previously surveyed areas.

The Company's order book continues on an increasing trend and now stands at approximately six months of operations. The increase in the order book is the result of improving market conditions, the Company's reputation throughout the industry as a quality provider of leading edge technology, technical expertise and experience in the field of geophysics, and an industry model Health, Safety and Environmental program. All six data acquisition crews operated continuously throughout the fiscal first quarter, employing all the Company's data channels and supporting equipment. In response to this demand, the Company will field a seventh acquisition crew during the current quarter.

By responding to opportunities to acquire equipment from the open market at reduced prices, the Company's capital expenditures increased in fiscal 2003 and are on a comparable track in fiscal 2004 to satisfy client demand for increased channel count. The Company has increased its data channel capacity more than 50 percent in the last five years. Even though demand for the Company's services is related to crude oil and natural gas prices, production results are enhanced by favorable weather and timely permits for rights-of-way.

RESULTS OF OPERATIONS

The Company's operating revenues for the first quarter of fiscal 2004 increased 35.6% to $15,475,000 from $11,410,000 in fiscal 2003. Revenues have been positively impacted in fiscal 2004 by continued stable pricing and favorable weather as compared to the same period of fiscal 2003. The Company estimated last year that it had lost revenues in excess of $2,000,000 due to weather during the quarter.

Operating expenses increased 22.8% in the first quarter of fiscal 2004 as compared to the same period of fiscal 2003 as a result of increased demand for the Company's services. In fiscal 2003 the Company began with five crews in operation and expanded to six in November 2002. By comparison, the Company has fully utilized its six crews throughout the first quarter of fiscal 2004. The increase in operating expenses consists primarily of costs associated with the increase in personnel necessary to operate six crews.

General and administrative expenses for the quarter ended December 31, 2003 totaled $618,000, an increase of $40,000 from the same period of fiscal 2003. The increase primarily reflects compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses represent four percent of the revenues of the quarter ended December 31, 2003 and five percent of the revenues for the same period of the prior fiscal year.

Depreciation for the quarter ended December 31, 2003 totaled $1,108,000, as compared to $1,003,000 for the same period of fiscal 2003. The increase is due to capital expenditures of fiscal 2003 and to date in fiscal 2004.

Total operating costs for the first quarter of fiscal 2004 totaled $15,037,000, an increase of 21.1% from the same period of fiscal 2003 due to the factors described above. There is a high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business.

No income tax expense was recorded for the first quarter of fiscal 2004 or 2003. The Company has no income tax benefit remaining due to the establishment of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities of $3,590,000 in the quarter ended December 31, 2003 reflects the net income for the quarter and changes in working capital components, primarily the increase in accounts payable. An increase in reimburseable expenses combined with prebilled and collected contracts existed at December 31, 2003. The Company considers the net value of its accounts receivable collectible.

Net cash used by investing activities in the first quarter of fiscal 2004 represents management of short-term investments and capital expenditures. The Company purchased additional data acquisition recording equipment with working capital.

There are no cash flows resulting from financing activities for the first quarters of fiscal 2004 or 2003.

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



Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At December 31, 2003 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of December 31, 2003, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.


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

Part II.                       OTHER INFORMATION


Item 6.                 Exhibits and Reports on Form 8-K

                        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DAWSON GEOPHYSICAL COMPANY
                                       (REGISTRANT)



                                       By:  /s/ L. Decker Dawson
                                          --------------------------------------
                                       L. Decker Dawson
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer



                                       By:  /s/ Christina W. Hagan
                                          --------------------------------------
                                       Christina W. Hagan
                                       Senior Vice President, Treasurer,
                                       Secretary and Chief Financial Officer



DATE:   January 23, 2004