Form 10-Q
period 2004-03-31
DAWSON GEOPHYSICAL CO
filed 2004-05-14
CIK 351231

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

     FOR THE QUARTER ENDED MARCH 31, 2004     COMMISSION FILE NO. 2-71058

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


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                          Outstanding at March 31, 2004
                 -----                          -----------------------------
     COMMON STOCK, $.33 1/3 PAR VALUE                 5,570,294 SHARES

================================================================================

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

Part I.       Financial Information:

Item 1.  Financial Statements

               Statements of Operations --
                        Three Months and Six Months
                        Ended March 31, 2004 and 2003                       3

               Balance Sheets --
                        March 31, 2004 and September 30,
                        2003                                                4

               Statements of Cash Flows --
                        Six Months Ended March 31,
                        2004 and 2003                                       5


               Notes to Financial Statements                                6

Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                          9


Item 3.        Quantitative and Qualitative Disclosures                    12
                        About Market Risk

Item 4.        Controls and Procedures                                     12


Part II.       Other Information                                           13

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,              Six Months Ended March 31,
                                                          --------------------------------        ---------------------------------
                                                              2004                2003                2004                 2003
                                                          ------------        ------------        ------------         ------------
Operating revenues                                        $ 15,203,000        $ 14,196,000        $ 30,678,000         $ 25,606,000
Operating costs:
            Operating expenses                              11,642,000          11,880,000          24,953,000           22,716,000
            General and administrative                         601,000             617,000           1,219,000            1,195,000
            Depreciation                                     1,117,000           1,120,000           2,225,000            2,123,000
                                                          ------------        ------------        ------------         ------------
                                                            13,360,000          13,617,000          28,397,000           26,034,000

Income (loss) from operations                                1,843,000             579,000           2,281,000             (428,000)
Other income:
             Interest income                                    48,000              84,000             117,000              183,000
             Gain (loss) on disposal of assets                    --                11,000              (3,000)              21,000
             Gain on sale of short-term investments               --                52,000                --                 52,000
             Other                                             108,000             118,000             110,000              123,000
                                                          ------------        ------------        ------------         ------------
Income (loss) before income tax                              1,999,000             844,000           2,505,000              (49,000)

Income tax (expense) benefit:
             Current                                              --                  --                  --                   --
             Deferred                                             --                  --                  --
                                                          ------------        ------------        ------------         ------------


Net income (loss)                                         $  1,999,000        $    844,000        $  2,505,000         $    (49,000)
                                                          ============        ============        ============         ============

Net income (loss) per common share                        $       0.36        $       0.15        $       0.45         $      (0.01)
                                                          ============        ============        ============         ============

Net income ( loss) per common share-assuming dilution     $       0.36        $       0.15        $       0.45         $      (0.01)
                                                          ============        ============        ============         ============

Weighted average equivalent common shares outstanding        5,535,514           5,487,794           5,511,524            5,481,374
                                                          ============        ============        ============         ============

Weighted average equivalent common
   shares outstanding-assuming dilution                      5,596,164           5,488,818           5,552,206            5,481,374
                                                          ============        ============        ============         ============







See accompanying notes to the financial statements.

                           Dawson Geophysical Company
                                 Balance Sheets

                                                                                March 31,          September 30,
                                                                                  2004                 2003
                                                                              ------------         ------------
                                                                               (Unaudited)
                                              ASSETS
Current assets:
             Cash and cash equivalents                                        $  3,243,000         $  3,389,000
             Short-term investments                                              9,258,000            8,623,000
             Accounts receivable, net of allowance
                      for doubtful accounts of $127,000 in
                      each period                                               10,915,000            9,713,000
              Prepaid expenses                                                     412,000              287,000
                                                                              ------------         ------------

                                     Total current assets                       23,828,000           22,012,000

Property, plant and equipment                                                   84,360,000           81,585,000
              Less accumulated depreciation                                    (62,022,000)         (60,805,000)
                                                                              ------------         ------------

                                     Net property, plant and equipment          22,338,000           20,780,000
                                                                              ------------         ------------

                                                                              $ 46,166,000         $ 42,792,000
                                                                              ============         ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                               $  1,407,000         $  1,237,000
               Accrued liabilities:
                        Payroll costs and other taxes                              655,000              478,000
                        Other                                                      416,000              415,000
                                                                              ------------         ------------

                                    Total current liabilities                    2,478,000            2,130,000
                                                                              ------------         ------------

Stockholders' equity:
              Preferred stock-par value $1.00 per share;
                       5,000,000 shares authorized, none outstanding                  --                   --
              Common stock-par value $.33 1/3 per share;
                        10,000,000 shares authorized, 5,570,294
                         and 5,487,794 shares issued and outstanding
                         in each period                                          1,857,000            1,829,000
               Additional paid-in capital                                       39,470,000           38,931,000
               Other comprehensive income, net of tax                               (9,000)              37,000
                Retained earnings (deficit)                                      2,370,000             (135,000)
                                                                              ------------         ------------

                                    Total stockholders' equity                  43,688,000           40,662,000
                                                                              ------------         ------------

                                                                              $ 46,166,000         $ 42,792,000
                                                                              ============         ============


See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended March 31,
                                                             ---------------------------------
                                                                 2004                 2003
                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $  2,505,000         $    (49,000)

Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
     Depreciation                                               2,225,000            2,123,000
     Gain on disposal of assets                                    (3,000)             (21,000)
     Gain on sale of short-term investments                          --                (52,000)
     Non-cash compensation                                         92,000               75,000
     Other                                                         22,000               32,000

Change in current assets and liabilities:
     Increase in accounts receivable                           (1,202,000)          (3,960,000)
     Decrease (increase) in prepaid expenses                     (125,000)            (313,000)
     Increase in accounts payable                                 170,000              897,000
     Increase in accrued liabilities                              178,000              168,000
                                                             ------------         ------------

Net cash provided (used) by operating activities                3,862,000           (1,100,000)
                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of assets                                --                 25,000
     Capital expenditures                                      (3,787,000)          (5,418,000)
     Proceeds from sale of short-term investments                    --              5,964,000
     Proceeds from maturity of short-term investments           5,550,000            4,000,000
     Acquisition of short-term investments                     (6,245,000)          (3,002,000)
                                                             ------------         ------------

Net cash provided by (used in) investing activities            (4,482,000)           1,569,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                      474,000                 --

Net increase (decrease) in cash and cash equivalents             (146,000)             469,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  3,389,000            1,309,000
                                                             ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  3,243,000         $  1,778,000
                                                             ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for income taxes            $     14,000         $       --
                                                             ============         ============

NON CASH INVESTING ACTIVITIES:
     Unrealized gain (loss) on investments                   $    (46,000)        $    (79,000)
                                                             ============         ============



See accompanying notes to the financial statements.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION, OPINION OF MANAGEMENT

     Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months and the six months ended March 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year.

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

Stock-Based Compensation
------------------------

In accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. There were stock-based awards granted in the current quarter to the outside directors and to certain employees.

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

The SFAS 123 pro forma information for the three months and the six months ended March 31, 2004 and 2003 is as follows:

                                                               Three Months Ended                       Six Months Ended
                                                                    March 31                                March 31
                                                        --------------------------------        --------------------------------
                                                            2004                2003                2004                2003
                                                        ------------        ------------        ------------        ------------
Net income (loss), as reported                          $  1,999,000        $    844,000        $  2,505,000        $    (49,000)
Add:  Stock-based employee compensation expense
  included in net income (loss), net of tax                   73,000                --                73,000              75,000
Deduct:  Stock-based employee compensation expense
  determined under fair value based method (SFAS 123),
  net of tax                                                (152,000)            (82,000)           (230,000)           (289,000)
                                                        ------------        ------------        ------------        ------------
      Net income (loss), pro forma                      $  1,920,000        $    762,000        $  2,348,000        $   (263,000)
                                                        ============        ============        ============        ============

Basic:
      Net income (loss) per common share, as reported   $       0.36        $       0.15        $       0.45        $      (0.01)
                                                        ============        ============        ============        ============
      Net income (loss) per common share, pro forma     $       0.35        $       0.14        $       0.43        $      (0.05)
                                                        ============        ============        ============        ============

Diluted:
      Net income (loss) per common share, as reported   $       0.36        $       0.15        $       0.45        $      (0.01)
                                                        ============        ============        ============        ============
      Net income (loss) per common share, pro forma     $       0.34        $       0.14        $       0.42        $      (0.05)
                                                        ============        ============        ============        ============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for fiscal years beginning after December 31, 2004. The impact to the Company's financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense recognized by the Company is dependent on the value of the Company's common stock and the number of options awarded.

2.   NET INCOME PER COMMON SHARE

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                         Three Months Ended                       Six Months Ended
                                                              March 31                                March 31
                                                  --------------------------------        --------------------------------
                                                      2004                2003                2004                2003
                                                  ------------        ------------        ------------        ------------
NUMERATOR:
  Net income and numerator for basic
  and diluted net income per
  common share-income available
  to common stockholders                          $  1,999,000        $    844,000        $  2,505,000        $    (49,000)
                                                  ------------        ------------        ------------        ------------
DENOMINATOR:
    Denominator for basic net loss
     per common share-weighted
    average common shares                            5,535,514           5,487,794           5,511,524           5,481,374
          Effect of dilutive securities-
             employee stock options                     60,650               1,024              40,682                --
                                                  ------------        ------------        ------------        ------------
          Denominator for diluted net
             income per common share-
             adjusted weighted average
             common shares and assumed
             conversions                             5,596,164           5,488,818           5,552,206           5,481,374
                                                  ------------        ------------        ------------        ------------

       Net income (loss) per common share         $        .36        $        .15        $        .45        $       (.01)
                                                  ============        ============        ============        ============


       Net income (loss) per common share-
          assuming dilution                       $        .36        $        .15        $        .45        $       (.01)
                                                  ============        ============        ============        ============

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2004 and 2003 but were not included in the computation of diluted net income (loss) per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

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

OVERVIEW

The Company's continued improved performance was due to increased petroleum industry demand for the Company's high resolution 3-D seismic surveys, exploration for reserves of crude oil and natural gas, more favorable weather conditions than in most recent quarters along with modest price increases. The Company has been and is currently involved in the application of high resolution techniques over previously surveyed areas.

The Company's order book continues on a trend of approximately six months of operations. The stability in the order book is the result of improving market conditions, the Company's reputation throughout the industry as a quality provider of leading edge technology, technical expertise and experience in the field of geophysics, and an industry model Health, Safety and Environmental program. Six data acquisition crews have operated continuously throughout the fiscal year with a seventh crew placed into operations late in the second quarter. The Company's data channels and supporting equipment are fully deployed. In addition the Company is responding to opportunities to increase its data channel count through the open market at favorable prices.

By responding to these opportunities, the Company's capital expenditures increased in fiscal 2003 and the fiscal 2004 number reflects the same strategy to satisfy client demand for increased channel count. The Company has increased its data channel capacity more than 50 percent in the last five years. Even though demand for the Company's services is related to crude oil and natural gas prices, production results are enhanced by favorable weather and timely permits for rights-of-way.

RESULTS OF OPERATIONS

The Company's operating revenues for the first six months of fiscal 2004 increased 19.8% from $25,606,000 to $30,678,000. For the three months ended March 31, 2004, operating revenues totaled $15,203,000 versus $14,196,000 for the same period of fiscal 2003, a 7.1% increase. Revenues have been positively impacted in the first six months of fiscal 2004 by stable pricing with modest improvement and the continuous operations of six crews.

Operating expenses for the six months ended March 31, 2004 totaled $24,953,000 versus $22,716,000 for the same period of fiscal 2003. For the quarter ended March 31, 2004, operating expenses totaled $11,642,000 versus $11,880,000. In fiscal 2003 the Company began with five crews in operation and expanded to six in November 2002. In fiscal 2004 the Company began with six crews and expanded to seven in March 2004. The increase in operating expenses consists primarily of costs associated with the increase in personnel necessary to operate six crews.

General and administrative expenses for the six months ended March 31, 2004 totaled $1,219,000, an increase of $24,000 from the same period of fiscal 2003. For the quarter ended March 31, 2004 general and administrative expenses totaled $601,000, a slight decrease compared to the same quarter of fiscal 2003. General and administrative expenses represent approximately 4% of revenues; however, the Company anticipates a slight increase due to Sarbanes Oxley compliance and to increased personnel to service seven crews.

Depreciation for the six months ended March 31, 2004 totaled $2,225,000 as compared to $2,123,000 for the six months ended March 31, 2003. There was virtually no change in depreciation for the quarter ended March 31, 2004 as compared to the same period of the prior year. Assets purchased during the years with relatively large capital expenditures before the restricted budgets beginning in fiscal 1999 are becoming fully depreciated. Conversely, capital expenditures purchased in fiscal 2003 and in fiscal 2004 reflect the strategy to satisfy client demand for increased channel count by responding to opportunities in the open market at favorable prices.

Total operating costs for the first six months of fiscal 2004 were $28,397,000, an increase of 9.1%, from the same period of fiscal 2003 due to the factors described above. For the quarter ended March 31, 2004, total operating costs of $13,360,000 represent a 1.9% decrease, resulting from savings in a change of insurance carriers effective January 1, 2004, as compared to the same period of the prior fiscal year. There is a high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business. Margins are improved in fiscal 2004 due to the demand for the Company's services resulting in improved pricing and improved productivity in fiscal 2004 due to fewer days lost to inclement weather as compared to fiscal 2003.

For the first six months of 2004, no income tax expense was recorded due to the anticipated utilization of net operating loss carryforward and the uncertainty of future profitability due to the cyclical nature of the business.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities of $3,862,000 for the six months ended March 31, 2004 primarily reflects net income and changes in accounts receivable. The increase in accounts receivable of $1,202,000 for the first six months of fiscal 2004 is a direct result of the increase in revenues. The Company considers its accounts receivable, net of the allowance for doubtful accounts, collectible.

Net cash used in investing activities in the first six months of fiscal 2004 represents management of short-term investments and use of proceeds for capital expenditures and working capital.

The exercise of stock options which occurred in the second quarter of fiscal 2004 were made by officers of the Company and other employees granted options in 1999 and 2001 from an incentive stock option plan.

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

CAPITAL RESOURCES

The Company believes that its capital resources, including its short-term investments and cash flow from operations are adequate to meet its current operational needs and finance capital needs as determined by market demand and technological developments. The Company is currently not subject to any financing arrangements; however, it believes that financing through traditional sources is available, if necessary.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for fiscal years beginning after December 31, 2004. The impact to the Company's financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense recognized by the Company is dependent on the value of the Company's common stock and the number of options awarded.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At March 31, 2004 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of March 31, 2003, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.

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

Part II.                        OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

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


                                         DAWSON GEOPHYSICAL COMPANY
                                         --------------------------
                                         (REGISTRANT)


                                         By:  /s/ L. Decker Dawson
                                              ----------------------------------
                                         L. Decker Dawson
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer



                                         /s/ Christina W. Hagan
                                         ---------------------------------------
                                         Christina W. Hagan
                                         Executive Vice President, Treasurer,
                                         Secretary and Chief Financial Officer




DATE:  April 23, 2004