Form 10-Q
period 2004-06-30
DAWSON GEOPHYSICAL CO
filed 2004-08-09
CIK 351231

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

         FOR THE QUARTER ENDED JUNE 30, 2004 COMMISSION FILE NO. 2-71058




                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------



       INCORPORATED IN THE STATE OF TEXAS                       75-0970548
                                                            ------------------
                                                            (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)


                 508 WEST WALL, SUITE 800, MIDLAND, TEXAS 79701
                 ----------------------------------------------
                          (PRINCIPAL EXECUTIVE OFFICE)



                         TELEPHONE NUMBER: 432-684-3000



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No
   -----        -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No  X
   -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                               Outstanding at June 30, 2004
                -----                               ----------------------------

     COMMON STOCK, $.33 1/3 PAR VALUE                      5,597,544 SHARES


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


Item 1.      Financial Statements

             Statements of Operations --
                   Three Months and Nine Months Ended June
                   30, 2004 and 2003 ........................................  3

             Balance Sheets --
                   June 30, 2004 and September 30, 2003 .....................  4

             Statements of Cash Flows --
                   Nine Months Ended June 30, 2004 and 2003 .................  5


             Notes to Financial Statements ..................................  6




Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations ...............................................  9


Item 3.      Quantitative and Qualitative Disclosures
                   About Market Risk ........................................ 12


Item 4.      Controls and Procedures ........................................ 12




Part II.     Other Information .............................................. 13

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended June 30,         Nine Months Ended June 30,
                                                              ------------------------------      ------------------------------
                                                                  2004              2003              2004              2003
                                                              ------------      ------------      ------------      ------------
Operating revenues                                            $ 17,112,000      $ 11,291,000      $ 47,790,000      $ 36,897,000
Operating costs:
            Operating expenses                                  13,504,000        11,046,000        38,457,000        33,762,000
            General and administrative                             648,000           580,000         1,867,000         1,775,000
            Depreciation                                         1,156,000         1,148,000         3,381,000         3,271,000
                                                              ------------      ------------      ------------      ------------
                                                                15,308,000        12,774,000        43,705,000        38,808,000

Income (loss) from operations                                    1,804,000        (1,483,000)        4,085,000        (1,911,000)
Other income:
            Interest income                                         58,000            73,000           175,000           256,000
            Gain (loss) on disposal of assets                       (1,000)               --            (4,000)           21,000
            Gain (loss) on sale of short-term investments          (15,000)               --           (15,000)           52,000
            Other                                                  143,000             3,000           253,000           126,000
                                                              ------------      ------------      ------------      ------------
Income (loss) before income tax                                  1,989,000        (1,407,000)        4,494,000        (1,456,000)

Income tax (expense) benefit:
            Current                                                     --                --                --                --
            Deferred                                                    --                --                --                --
                                                              ------------      ------------      ------------      ------------


Net income (loss)                                             $  1,989,000      $ (1,407,000)     $  4,494,000      $ (1,456,000)
                                                              ============      ============      ============      ============

Net income (loss) per common share                            $       0.36      $      (0.26)     $       0.81      $      (0.27)
                                                              ============      ============      ============      ============

Net income (loss) per common share-assuming dilution          $       0.35      $      (0.26)     $       0.80      $      (0.27)
                                                              ============      ============      ============      ============

Weighted average equivalent common shares outstanding            5,584,442         5,487,794         5,535,741         5,483,514
                                                              ============      ============      ============      ============

Weighted average equivalent common shares
   outstanding-assuming dilution                                 5,681,372         5,487,794         5,601,703         5,483,514
                                                              ============      ============      ============      ============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           DAWSON GEOPHYSICAL COMPANY
                                 BALANCE SHEETS


                                                                    June 30,        September 30,
                                                                      2004              2003
                                                                  ------------      ------------
                                                                   (Unaudited)
                                 ASSETS

CURRENT ASSETS:
            Cash and cash equivalents                             $  3,153,000      $  3,389,000
            Short-term investments                                   4,155,000         8,623,000
            Accounts receivable, net of allowance
                for doubtful accounts of $127,000
                in each period                                      16,769,000         9,713,000
            Prepaid expenses                                           503,000           287,000
                                                                  ------------      ------------
                      Total current assets                          24,580,000        22,012,000

PROPERTY, PLANT AND EQUIPMENT                                       88,867,000        81,585,000
            Less accumulated depreciation                          (63,033,000)      (60,805,000)
                                                                  ------------      ------------

                      Net property, plant and equipment             25,834,000        20,780,000
                                                                  ------------      ------------

                                                                  $ 50,414,000      $ 42,792,000
                                                                  ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Accounts payable                                      $  3,077,000      $  1,237,000
            Accrued liabilities:
                Payroll costs and other taxes                          941,000           478,000
                Other                                                  621,000           415,000
                                                                  ------------      ------------

                      Total current liabilities                      4,639,000         2,130,000
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
            Preferred stock-par value $1.00 per share;
                5,000,000 shares authorized, none outstanding               --                --
            Common stock-par value $.33 1/3 per share;
                10,000,000 shares authorized, 5,597,544 and
                5,487,794 shares issued and outstanding in
                each period                                          1,866,000         1,829,000
            Additional paid-in capital                              39,661,000        38,931,000
            Other comprehensive income, net of tax                    (111,000)           37,000
            Retained earnings (deficit)                              4,359,000          (135,000)
                                                                  ------------      ------------

                      Total stockholders' equity                    45,775,000        40,662,000
                                                                  ------------      ------------

                                                                  $ 50,414,000      $ 42,792,000
                                                                  ============      ============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           DAWSON GEOPHYSICAL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended June 30,
                                                          ------------------------------
                                                              2004              2003
                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                    $  4,494,000      $ (1,456,000)

Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation                                            3,381,000         3,271,000
     Loss on disposal of assets                                  4,000           (21,000)
     Loss on sale of short-term investments                     15,000           (52,000)
     Non-cash compensation                                      92,000            75,000
     Other                                                     (64,000)           34,000

Change in current assets and liabilities:
     Increase in accounts receivable                        (7,056,000)          256,000
     Increase in prepaid expenses                             (216,000)         (161,000)
     Decrease in income taxes receivable                       400,000
     Increase in accounts payable                            1,840,000         1,094,000
     Increase in accrued liabilities                           669,000           234,000
                                                          ------------      ------------

Net cash provided (used) by operating activities             3,159,000         3,674,000
                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of assets                           35,000            25,000
     Capital expenditures                                   (8,475,000)       (6,039,000)
     Proceeds from sale of short-term investments            2,973,000         5,964,000
     Proceeds from maturity of short-term investments        7,550,000         4,000,000
     Acquisition of short-term investments                  (6,245,000)       (3,002,000)
                                                          ------------      ------------

Net cash provided by (used in) investing activities         (4,162,000)          948,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                   767,000                --

Net increase (decrease) in cash and cash equivalents          (236,000)        4,622,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               3,389,000         1,309,000
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  3,153,000      $  5,931,000
                                                          ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for income taxes         $     14,000      $         --
                                                          ============      ============

NON CASH INVESTING ACTIVITIES:
     Unrealized gain (loss) on investments                $   (148,000)     $    169,000
                                                          ============      ============

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                           DAWSON GEOPHYSICAL COMPANY
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION, OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Registrant, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months and the nine months ended June 30, 2004, are not necessarily indicative of the results to be expected for the fiscal year.

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

Stock-Based Compensation
------------------------

In accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. There were stock-based awards granted in the second quarter to the outside directors and to certain employees.

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

The SFAS 123 pro forma information for the three months and the nine months ended June 30, 2004 and 2003 is as follows:

                                                          Three Months Ended June 30          Nine Months Ended June 30
                                                         -----------------------------      -----------------------------
                                                             2004             2003              2004             2003
                                                         ------------     ------------      ------------     ------------
Net income (loss), as reported                           $  1,989,000     $ (1,407,000)     $  4,494,000     $ (1,456,000)
Add: Stock-based employee compensation expense
     included in net income (loss), net of tax                     --               --            73,000           75,000
Deduct: Stock-based employee compensation expense
     determined under fair value based method (SFAS
     123), net of tax                                         (79,000)         (76,000)         (310,000)        (358,000)
                                                         ------------     ------------      ------------     ------------
     Net income (loss), pro forma                        $  1,910,000     $(41,483,000)     $  4,257,000     $ (1,739,000)
                                                         ============     ============      ============     ============

Basic:
     Net income (loss) per common share, as reported     $       0.36     $      (0.26)     $       0.81     $      (0.27)
                                                         ============     ============      ============     ============
     Net income (loss) per common share, pro forma       $       0.34     $      (0.27)     $       0.77     $      (0.32)
                                                         ============     ============      ============     ============

Diluted:
     Net income (loss) per common share, as reported     $       0.35     $      (0.26)     $       0.80     $      (0.27)
                                                         ============     ============      ============     ============
     Net income (loss) per common share, pro forma       $       0.34     $      (0.27)     $       0.76     $      (0.32)
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

The following table sets forth the computation of basic and diluted net income
(loss) per common share:

                                                       Three Months Ended June 30          Nine Months Ended June 30
                                                      -----------------------------      -----------------------------
                                                          2004             2003              2004             2003
                                                      ------------     ------------      ------------     ------------
NUMERATOR:
     Net income and numerator for basic and
     diluted net income per common share-income
     available to common stockholders                 $  1,989,000     $ (1,407,000)     $  4,494,000     $ (1,456,000)
                                                      ------------     ------------      ------------     ------------
DENOMINATOR:
     Denominator for basic net income (loss) per
     common share-weighted average common shares         5,584,442        5,487,794         5,535,741        5,483,514
         Effect of dilutive securities-employee
           stock options                                    96,930               --            65,962               --
                                                      ------------     ------------      ------------     ------------
         Denominator for diluted net income per
           common share-adjusted weighted average
           common shares and assumed conversions         5,681,372        5,487,794         5,601,703        5,483,514

         Net income (loss) per common share           $        .36     $       (.26)     $        .81     $       (.27)
                                                      ============     ============      ============     ============

         Net income (loss) per common share-
           assuming dilution                          $        .35     $       (.26)     $        .80     $       (.27)
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

OVERVIEW

The Company's continued improved performance was due to increased petroleum industry demand for the Company's high resolution 3-D seismic surveys, its expanded operations, modest price increases along with increased payments for lost time due to weather. The Company has been and is currently involved in the application of high resolution techniques over previously surveyed areas.

The Company's order book exceeds six months of operations. The stability in the order book is the result of improving market conditions, the Company's reputation throughout the industry as a quality provider of leading edge technology, technical expertise and experience in the field of geophysics, and an industry model Health, Safety and Environmental program. Six data acquisition crews have operated continuously throughout the fiscal year with a seventh crew placed into operations late in the second quarter. Seven crews worked during the Company's third quarter with an eighth crew being placed into service on July 12, 2004. The Company's data channels and supporting equipment are fully deployed.

The Company has responded to opportunities to increase its data channel count through the open market at favorable prices. By responding to these opportunities, the Company's capital expenditures increased in fiscal 2003, and the fiscal 2004 number reflects the same strategy to satisfy client demand for increased channel count. The Company has increased its data channel capacity more than 50 percent in the last five years. In addition the fiscal 2004 capital expenditures include deployment of two recording crews, energy sources, and vehicles. Capital expenditures in fiscal 2003 and 2004 have been funded with operating cash flow and existing cash reserves.

Even though demand for the Company's services is related to crude oil and natural gas prices, production results are enhanced by favorable weather and timely permits for rights-of-way.


RESULTS OF OPERATIONS

The Company's operating revenues for the first nine months of fiscal 2004 increased 29.5% from $36,897,000 to $47,790,000. For the three months ended June 30, 2004, operating revenues totaled $17,112,000 versus $11,291,000 for the same period of fiscal 2003, a 51.6% increase. Revenues have been positively impacted in the first nine months of fiscal 2004 by stable pricing with modest improvement and the continuous operations of its crews.

Operating expenses for the nine months ended June 30, 2004 totaled $38,457,000 versus $33,762,000 for the same period of fiscal 2003, an increase of 13.9%. For the quarter ended June 30, 2004, operating expenses totaled $13,504,000 versus $11,046,000. In fiscal 2003 the Company began with five crews in operation and expanded to six in November 2002. In fiscal 2004 the Company began with six crews and expanded to seven in March 2004. The Company has eight crews operating beginning July 12, 2004. The increase in operating expenses consists primarily of costs associated with the increase in personnel necessary for its crews.

General and administrative expenses for the nine months ended June 30, 2004 totaled $1,867,000, an increase of $92,000 from the same period of fiscal 2003. For the quarter ended June 30, 2004 general and administrative expenses totaled $648,000 an increase of $68,000 compared to the same quarter of fiscal 2003. General and administrative expenses represent approximately 4% of revenues. The dollar increase is due to Sarbanes Oxley compliance and to increased personnel for seven crews.

Depreciation for the nine months ended June 30, 2004 totaled $3,381,000 as compared to $3,271,000 for the nine months ended June 30, 2003. There was virtually no change in depreciation for the quarter ended June 30, 2004 as compared to the same period of the prior year. Assets purchased during the years with relatively large capital expenditures before the restricted budgets beginning in fiscal 1999 are becoming fully depreciated. Conversely, capital expenditures purchased in fiscal 2003 and in fiscal 2004 reflect the strategy to satisfy client demand for increased channel count by responding to opportunities in the open market at favorable prices.

Total operating costs for the first nine months of fiscal 2004 were $43,705,000, an increase of 12.6%, from the same period of fiscal 2003 due to the factors described above. For the quarter ended June 30, 2004, total operating costs of $15,308,000 represent a 19.8% increase as compared to the same period of the prior fiscal year. There is a high proportion of relatively fixed total operating costs (including personnel costs of active crews and depreciation costs) inherent in the Company's business. Margins are improved in fiscal 2004 due to the demand for the Company's services resulting in improved pricing and improved productivity.

For the first nine months of 2004, no income tax expense was recorded due to the anticipated utilization of net operating loss carryforward and the uncertainty of future profitability due to the cyclical nature of the business.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities of $3,159,000 for the nine months ended June 30, 2004 primarily reflects net income and changes in components of working capital. The increase in accounts receivable of $7,056,000 for the first nine months of fiscal 2004 is a direct result of the increase in revenues. The Company considers its accounts receivable, net of the allowance for doubtful accounts, collectible.

Net cash used in investing activities in the first nine months of fiscal 2004 represents management of short-term investments and use of proceeds for capital expenditures and working capital.

The exercise of stock options which occurred during fiscal 2004 were made by officers of the Company and other employees granted options in 1999 and 2001 from an incentive stock option plan.


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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of the Company's services and interest rate fluctuations. At June 30, 2004 the Company had no indebtedness. The Company's short-term investments were fixed-rate and the Company does not necessarily intend to hold them to maturity, and therefore, the short-term investments expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. As of June 30, 2004, the carrying value of the investments approximate fair value. The Company has not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. The Company does not currently conduct business internationally so it is generally not subject to foreign currency exchange rate risk.


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

Part II.                        OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  During the quarter ended June 30, 2004:

                  A Form 8-K was filed by the Company on June 6, 2004 to announce the Company's intention to field an additional seismic data acquisition crew.

                  A Form 8-K was filed by the Company on May 25, 2004 to file the Dawson Geophysical Company Code of Business Conduct and Ethics.

                  A Form 8-K was filed by the Company on April 29, 2004 to announce operating results for the second quarter ended March 31, 2004.

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




                                          DAWSON GEOPHYSICAL COMPANY
                                          --------------------------
                                                 (REGISTRANT)



                                          By:  /s/ L. Decker Dawson
                                               ----------------------
                                          L. Decker Dawson
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer



                                          /s/ Christina W. Hagan
                                          ---------------------------
                                          Christina W. Hagan
                                          Executive Vice President, Treasurer,
                                          Secretary and Chief Financial Officer




DATE:  July 27, 2004
       -------------