Form 10-K
period 2004-09-30
DAWSON GEOPHYSICAL CO
filed 2004-12-10
CIK 351231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File No. 0-10144

DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

508 West Wall, Suite 800, Midland, Texas 79701
(Principal Executive Office)
Telephone Number: 432-684-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.33 1/3 par value	Nasdaq

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part I11 of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☑

     As of March 31, 2004, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $60,472,798.

     On November 26,2004, there were 5,638,044 shares of Dawson Geophysical Company Common stock, $.33 113 par value, outstanding.

     As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held January 25, 2005, are incorporated by reference into Part III of Form 10-K.

 i

DAWSON GEOPHYSICAL COMPANY
2004 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather interruptions, inability to obtain land access right of ways, the volatility of oil and gas prices, and the availability of capital resources. See “Risks Related to Our Business” for more information on these and other factors. These forward-looking statements reflect our current views of with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I.

Item 1. BUSINESS

General

     Dawson Geophysical Company is the leading provider of onshore seismic data acquisition services in the United States. Founded in 1952, we acquire and process 2-D, 3-D, and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators. Our clients rely on seismic data to identify new areas where subsurface conditions are favorable for the accumulation of hydrocarbons, as well as to optimize the development and production of hydrocarbon reservoirs. During fiscal 2004, substantially all of our revenues were derived from 3-D seismic operations.

     We operate nine 3-D seismic data acquisition crews in the lower 48 states of the United States, and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver and Oklahoma City. Our geophysicists perform data processing in our Midland and Houston offices and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. To avoid potential conflicts of interest with our clients, we do not acquire any data for our own account nor do we participate in oil and gas ventures.

     In fiscal year 2003, higher commodity prices led to a significant increase in the level of spending for domestic exploration and development of oil and natural gas reserves by many oil and gas companies. This increase in demand for seismic data acquisition services and a change in the competitive landscape enabled us to increase our level of seismic data acquisition and processing and expand our technical and operational expertise with the addition of experienced personnel to our existing highly skilled workforce. We believe these additions fortified our position as the leading provider of onshore seismic data acquisition services in the United States and results in increased market share in terms of the number of active crews operating in the lower 48 states. We accelerated this expansion during fiscal 2004 with the addition of three data acquisition crews, increased recording capacity company-wide, and improvements to our data processing center. We anticipate further growth in fiscal 2005 and plan to add our tenth data acquisition crew in January 2005. These expansions are in response to continued demand for our high-resolution 3-D seismic services as well as our clients’ recognition of our technical and operational expertise.

Business Strategy

     Our strategy is to maintain our leadership position in the U.S. onshore market. Key elements of our strategy include:

•Attracting and retaining skilled and experienced personnel for our data acquisition and processing operations;

• Providing integrated in-house services necessary in each phase of seismic data acquisition and processing, including project design, land access permitting, surveying and related support functions as well as continuing the enhancement of our in-house health, safety and environmental program;

• Maintaining the focus of our operations solely on the domestic onshore seismic market;

• Continuing to operate with conservative financial management;

• Updating our capabilities to incorporate advances in geophysical and non-geophysical technologies; and

• Acquiring equipment to expand the recording capacity on each of our existing crews and equipping additional crews as customer demand dictates.

Business Description

     Geophysical Services Overview. Technological advances in seismic equipment and computing allow the seismic industry to economically acquire and process immense volumes of seismic data which produce more precise images of the earth’s subsurface. The industry refers to this process of data acquisition, processing and subsequent interpretation of the processed data as the 3-D seismic method. Geophysicists use computer workstations to interpret 3-D data volumes, identify subsurface anomalies and generate a geologic model of subsurface features.

     3-D seismic data are used in the exploration for new reserves and enable oil and gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and gas finding costs and increasing the efficiencies of reservoir location, delineation and management. In order to meet the requirements necessary to fully recognize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution. We are prepared to meet such demands with the implementation of improved techniques and evolving technology. One such technique is the integration of energy source distribution and an increase in the number of recording channels with high-end data processing routines through proper survey design. Our geophysicists perform these design tasks.

     We continue to pursue the use of more sophisticated technologies. We have been involved in the acquisition and processing of several projects that involve the use of three-component (3-C) and converted wave (C-wave) seismic data. Both 3-C and C-wave seismic data utilize shear wave information in some form. Shear waves are another type of seismic energy propagation, analysis of which may allow for a more detailed picture of the earth’s subsurface. Our equipment includes energy sources and geophones capable of generating and recording shear waves.

     Data Acquisition. The seismic survey begins at the time a client requests that we formulate a proposal to acquire seismic data on its behalf. Geophysicists then assist the client in designing the specifications of the proposed 3-D survey. If the client accepts our proposal, a permit agent then obtains access right of ways from the landowners where the survey is to be conducted.

     Utilizing electronic surveying equipment, our survey personnel precisely locate the energy source and receiver positions from which the seismic data are collected. We utilize the satellite global positioning system, known as GPS, to properly locate the seismic survey grid. We primarily use vibrator energy sources, each of which weighs 50,000 to 62,000 pounds, but occasionally we detonate dynamite charges placed in drill holes below the earth’s surface to generate seismic energy. We use third party contractors for the drilling of holes, handling and placement of dynamite charges.

     In 2000, we had an operating capacity of six land-based seismic data acquisition crews with an aggregate recording channel count of approximately 20,000, and 52 vibrator energy source units. We currently own equipment for nine crews and 70 vibrator energy source units and have capacity in excess of 38,000 recording channels, any of which may be configured to meet the demands of specific survey designs. Each crew consists of approximately 60 technicians, 25 associated vehicles with off-road capabilities, 50,000 to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. We operate nine Input/Output System Two® recording systems, four with radio capability, and five cable-based systems.

     Client demand for more recording channels continues to increase as the industry strives for improved data quality. We believe our ability to provide a large number of recording channels gives us a competitive edge with operational versatility, increased productivity, and improved data quality.

     Data Processing. We currently operate a computer center located in Midland, Texas and provide additional processing services through our Houston office. Such data processing primarily involves the enhancement of seismic data by improving reflected signal resolution, removing ambient noise and establishing proper spatial relationships of geological features. The data are then formatted in such a manner that computer graphic technology may be employed for examination and interpretation of the data by the user.

     We continue to improve data processing efficiency and accuracy with the addition of improved processing software and high-speed computer technology. We purchase, develop or lease, under non-exclusive licensing arrangements, seismic data processing software.

     Our computer center processes seismic data collected by our crews, as well as by other geophysical contractors. In addition, we reprocess previously recorded seismic data using current technology to enhance the data quality. Our processing contracts may be awarded jointly with, or independently from, data acquisition services. Data processing services comprise a small portion of our overall revenues.

     Integrated Services. We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include a health, safety and environmental program as well as facilities for automotive repair, automotive paint and body repair, electronics repair, electrical engineering and software development. In addition, we maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining these functions in-house contribute to better quality control and improved efficiency in our operations. Our clients generally undertake to provide their own interpretation of the seismic data provided by us.

Equipment Acquisition and Capital Expenditures

     We monitor and evaluate advances in geophysical technology and commit capital funds to purchase equipment we deem most promising in order to maintain our competitive position. Purchasing new assets and continually upgrading capital assets require a continuing commitment to capital spending. For fiscal year 2004, we made capital expenditures of $13,889,000 to fund the deployment of three new data acquisition crews, expand the capacity of existing crews, improve our data processing center and meet other necessary operational capital expenses. We have an approved budget of $20,000,000 for fiscal 2005 to fund the remainder of the fiscal 2004 expansions, add a tenth data acquisition crew in January 2005, and meet other necessary operational capital requirements.

Clients

     Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

     Our clients range from major oil companies to small independent oil and gas operators and also include providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. We believe that the loss of any one of our clients would not have a material impact on our business. During 2004, sales to our two largest clients represented 17% and 12% of our revenues, respectively. The largest client acts as an agent for other entities that are the actual purchasers of our services. Sales to each of the actual purchasers represented less than 10% of our total revenues. Because of our relatively large client base, our largest clients have varied from year to year.

     In order to avoid potential conflicts of interest with our clients, we do not acquire data for our own account or for future sale, maintain any multi-client data library or participate in oil and gas ventures. The results of a seismic survey conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees participate in any oil and gas venture. All of our client’s information is maintained in strictest confidence.

Contracts

     Our services are conducted under master service contracts with our clients. These master service contracts define certain obligations for us and for our clients. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project or projects. Turnkey agreements generally provide us more profit potential, but involve more risks because of the potential of crew downtime or operational delays. We attempt to negotiate on a project by project basis, some level of weather downtime protection within the turnkey agreements. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays. We currently operate under both turnkey and term supplemental agreements. Currently, the majority of our supplemental agreements are turnkey agreements.

Competition

     The acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Veritas DGC, Petroleum Geo Services,Trace Energy Services, Quantum Geophysical, and Tidelands Geophysical.

Employees

     We employ approximately 567 persons, of which 508 are engaged in providing energy sources and acquiring data, 9 are engaged in data processing, 11 are administrative personnel, 30 are engaged in equipment maintenance and transport and 9 are executive officers. Of the employees listed above, 10 are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

Risks Related to our Business

     An investment in our common stock is subject to a number of risks discussed below. You should carefully consider these discussions of risk and the other information included in this Form 10-K.

     Our business is dependent on prices for oil and gas and the level of capital expenditures by oil and gas companies. Demand for our services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which activities depend in part on oil and gas prices. Beginning in 1998, a sharp decline in oil and gas prices led to a worldwide reduction in oil and gas activities, including the US. market in which we operate. This decline resulted in a significant reduction in the overall demand for seismic services. Since reaching a recent high in 1998, the number of land-based seismic crews operating in the United States and the number of companies providing seismic services have declined dramatically. Although demand for 3-D seismic data acquisition services has increased since the low of 1999, it has not yet returned to the levels experienced in the United States prior to 1998. While overall industry-wide demand has not reached the level of 1998,we have experienced an increased demand for our services since fiscal year 2003. Fluctuations in oil and gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would do so again if prices for oil and gas were to decline. In particular, we incurred losses in fiscal years 2000 through 2003 as a result of decreased demand for seismic services during these years due to the effects of lower oil and gas prices. Any significant decline in oil and gas related spending on behalf of our clients could cause us to alter our capital spending plans and would have a material adverse effect on our results of operations. Additionally, we cannot assure you that increases in oil and gas prices will increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

     Factors affecting the price of oil and gas include:

•	level of demand for oil and gas;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil;

•	level of oil and gas production;

•	government policies regarding the exploration for, and production and development of, oil and gas reserves;

•	level of taxation relating to the energy industry, including taxation of consumption of energy sources; and

•	weather conditions.

     The markets for oil and gas have historically been volatile and are likely to continue to be so in the future.

     The high fixed costs of our operations could result in operating losses. Our business has high fixed costs. As a result, any significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could adversely affect our results of operations.

     Our revenues are subject to fluctuations that are beyond our control and which could adversely affect our results of operations in any financial period. Our operating results vary in material respects from quarter to quarter and will continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for data acquisition, permit delays, weather delays and crew productivity. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any fiscal period.

     Our operations are subject to weather conditions which could adversely affect our results of operations. Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could adversely affect our results of operations. However, we have attempted to reduce these effects through the negotiation of weather protection agreements. See “Contracts.”

     Our operations are subject to delays related to obtaining land access right of ways from third parties which could affect our results of operations. Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. Delays associated with obtaining such rights of way could negatively affect our results of operations.

     We face intense competition in our business. The acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. See “Competition.”

     We may be unable to attract and retain key employees, which could adversely affect our business. Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for seismic services.

     Capital requirements for our operations are large and our ability to finance these requirements could be affected. Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and short term borrowings from commercial banks. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure. If we were to expand our operations at a rate exceeding operating cash flow, or if current demand or pricing of geophysical services were to decrease substantially, additional financing could be required. There is no assurance that additional financing could or would occur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures which we may not be able to meet. Seismic data acquisition and data processing technology have historically progressed rather rapidly and we expect this progression to continue. Our strategy is to regularly upgrade our data acquisition and processing equipment to maintain our competitive position. However, due to potential advances in technology and the related costs associated with such technological advances, no assurance can be given that we will be able to fulfill this strategy, thus possibly affecting our ability to compete.

     We operate under hazardous conditions that subject us to risk of damage to property or personal injuries and may interrupt our business. Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under extreme weather and other dangerous conditions. These operations are subject to risks of injury to personnel and equipment. Our crews are mobile, and the equipment and personnel are subject to vehicular accidents. We use diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material. To date, we have not suffered any material losses of equipment, but there can be no assurance that we will not experience such losses in the future.

     In addition, we could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered under the indemnification provisions in our master service agreements to the extent that the damage was due to our negligence or intentional misconduct. We have not experienced any material loss from these types of claims to date.

     We carry insurance in amounts which we consider adequate on the principal items of our equipment. We do not carry insurance against certain risks, including business interruption resulting from equipment losses or weather delays. We obtain insurance against certain property and personal casualty risks when such insurance is available and when our management considers it advisable to do so. Such coverage is not always available however, and when available, is subject to unilateral cancellation by the insuring companies on very short notice.

     Our business is subject to governmental regulation, which may adversely affect our future operations. Our operations are subject to a variety of federal, state and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and production activities by energy companies could also adversely affect our operations by reducing the demand for our services.

     Certain provisions of our charter and bylaws and our shareholder rights plan may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by shareholders. Our articles of incorporation and bylaws contain provisions that authorize the issuance of preferred stock and establish advance notice requirements for director nominations and actions to be taken at shareholder meetings. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by shareholders. In addition, we have adopted a shareholder rights plan that would likely discourage a hostile attempt to acquire control of us.

Item 2. PROPERTIES

     Our principal facilities are summarized in the table below.

	Owned or		Building Area
Location	Leased	Purpose	Square Feet
Midland, TX	Leased	Executive offices and	18,400
		data processing
Midland, TX	Owned	Field office	53,000
		Equipment fabrication
		Maintenance and repairs

     We lease office space for operations in Houston, Denver and Oklahoma City.

     Our operations are limited to one industry segment and the United States.

Item 3. LEGAL PROCEEDINGS

     From time to time we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted during the fourth quarter of the 2004 fiscal year to a vote of our security holders, through the solicitation of proxies or otherwise. However, please refer to our Proxy Statement for the Annual Meeting to be held on January 25, 2005 (the “Proxy Statement”), filed with the Securities and Exchange Commission, notifying security holders as to the election of Directors and selection of KPMG LLP as our independent registered public accounting firm.

Part II.

Item 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices for the period shown.

Quarter Ended	High	Low
December 31, 2002	$7.18	$4.95
March 31, 2003	$7.23	$5.20
June 30, 2003	$8.53	$6.34
September 30, 2003	$8.40	$6.56

December 31, 2003	$8.54	$6.46
March 31, 2004	$12.47	$7.62
June 30, 2004	$22.39	$12.00
September 30, 2004	$26.24	$16.82

     As of November 26, 2004, we had 200 common stockholders of record as reported by our transfer agent.

     We have not paid cash dividends on our Common Stock since becoming a public company and have no plans to do so in the foreseeable future.

     The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2004.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under equity
	Number of securities to be		compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities
Plan Category	outstanding options	price of outstanding options	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	227,000	$6.75	367,500
Equity compensation plans not approved by security holders	—	—	—
Total	227,000	$6.75	367,500

Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Dawson Geophysical Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”.

Years Ended September 30
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Operating revenues	$69,346	$51,592	$36,078	$37,878	$18,469
Net income (loss)	$8,618	$(899)	$(2,292)	$(4,978)	$(11,135)
Net income (loss) per common share	$1.55	$(.16)	$(.42)	$(.91)	$(2.05)
Weighted average equivalent common shares outstanding	5,559	5,485	5,463	5,443	5,425
Total assets	$56,759	$42,792	$44,291	$45,381	$49,781
Long term debt-less current maturities	$—	$—	$—	$—	$—
Stockholders’ equity	$50,282	$40,662	$41,586	$43,582	$48,468

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risks Related to our Business” and “Disclosure Regarding Forward Looking Statements” elsewhere in this Form 10-K.

Overview

     Our return to profitability in fiscal 2004 after several years of losses is directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services. While we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to expand our position as the leading provider of seismic data acquisition services in the lower 48 states of the United States.

     We continue to focus on increasing revenues and profitability. Our revenues are affected by the level of client demand for our services, the pricing for our services that we negotiate with our clients, and the productivity of our data acquisition crews, including crew downtime related to inclement weather or delays in acquiring land access permits. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our master service contracts, to mitigate access permit delays, and to improve overall crew productivity, may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreement with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into fiscal 2005.

Fiscal 2004 Highlights

     Our financial performance for fiscal 2004 significantly improved when compared to our financial performance for fiscal 2003 due to the following principal factors:

•	In response to increased utilization, we added capacity to existing crews and fielded three additional data acquisition crews. These additions were funded primarily from cash flow and cash reserves and helped to increase our revenues during fiscal 2004.

•	As result of increased demand for our services, we saw price improvements and more favorable contract terms in our agreements with clients. These factors helped improve our revenues during fiscal 2004.

•	Approximately $0.29 per share of our earnings for fiscal 2004 were due to a deferred income tax benefit resulting from our elimination of a valuation allowance on a deferred tax asset generated from net operating loss carryforwards. We believe that our past five profitable quarters and a continued favorable environment for our services will now enable us to use the deferred tax asset.

Fiscal Year Ended September 30, 2004 Versus Fiscal Year Ended September 30, 2003

     Operating Revenues. Our operating revenues increased 34% from $51,592,000 in fiscal 2003 to $69,346,000 in fiscal 2004 as a result of increased demand for our services, price improvements in the markets for our services and the negotiation of favorable contract provisions. We began fiscal 2004 with six data acquisition crews. The seventh crew was added in March and the eighth and ninth crews were fielded in the fourth quarter of fiscal 2004. Approximately $375,000 of our revenue is related to a negotiated release from contract performance by one customer. The release was at the request of the client, and did not involve any performance issues.

     Operating Costs. Our operating expenses increased 21% from $46,151,000 in fiscal 2003 to $55,618,000 in fiscal 2004 due to the start-up and ongoing expenses of the three new crews added during the year.

     General and administrative expenses were 3.9% of revenues in fiscal 2004 as compared to 4.7% in fiscal 2003. The reduction in the percentage of general and administrative expenses to revenues in fiscal 2004 reflects our relatively fixed operating costs and the increase in our revenues during this period. General and administrative expenses are expected to increase to support expanded field operations and to assimilate Sarbanes-Oxley reporting requirements. In fiscal 2004, we increased our allowance for doubtful accounts by $100,000 in response to the increase in business activity and accounts receivable. Historically,we have had no significant write-offs of trade accounts receivable; however, we believe that it is prudent to increase the allowance for doubtful accounts in response to the business from new customers that the increases in the prices of oil and natural gas have generated.

     We recognized $4,653,000 of depreciation expense in fiscal 2004 as compared to $4,404,000 in fiscal 2003. Our depreciation expense is expected to increase in fiscal 2005 as a result of our significant capital expenditures in fiscal 2004. Approximately 39% of the fiscal 2004 capital expenditures occurred in the fourth quarter. During fiscal 2005 we will reflect a full year of depreciation expense for these fourth quarter 2004 capital expenditures.

     Our total operating costs for fiscal 2004 were $62,946,000, an increase of 19% from fiscal 2003 primarily due to the factors described above.

     Taxes. Because of our past five profitable quarters and the continued favorable environment for our services, we believe that we will now be able to fully use our net operating loss carryforwards. Approximately $0.29 per share of our reported earnings for fiscal 2004 resulted from a deferred income tax benefit resulting from the elimination of a valuation allowance on our deferred tax asset generated from these net operating loss carryforwards. Current tax expense reflects alternative minimum tax (“AMT”) calculated on net income not eligible for offset by AMT loss carryforwards.

Fiscal Year Ended September 30, 2003 Versus Fiscal Year Ended September 30, 2002

     Operating Revenues. Our operating revenues increased 43% from $36,078,000 in fiscal 2002 to $51,592,000 in fiscal 2003 principally as a result of increased demand for our services. We began fiscal 2003 with five crews and increased to six operating crews in November. During the months of May, June and July, our production was severely impaired by rain and we operated five crews during this time. During fiscal 2003, we saw slight price improvements for our services and were able to maintain the price improvements gained in fiscal 2002.

     Operating Costs. Our operating expenses increased 39% in fiscal 2003 as compared to fiscal 2002 due to the start up expenses associated with activating a crew, our expanded operations geographically within the contiguous United States, and an increased demand for dynamite energy sources, which require an expensive drilling component, and for the use of helicopters to achieve efficient operations. The last two factors are reimbursable out-of-pocket expenses and are reported in both our revenue and expense lines.

     Our general and administrative expenses were 4.7% of revenues in fiscal 2003 as compared to 5.5% in fiscal 2002. We increased our allowance for doubtful accounts by $60,000 in fiscal 2003 in response to working for new clients in new areas. However, relatively favorable prices for crude oil and natural gas benefited our clients and, therefore, helped us in the collection of accounts receivable.

     We recognized $4,404,000 of depreciation expense in fiscal 2003, an increase of 4% from fiscal 2002. The increase in depreciation expense reflects our increase in capital expenditures during fiscal 2003 and 2002, principally for recording equipment.

     Our total operating costs for fiscal 2003 were $52,976,000, an increase of 34.3% from fiscal 2002 primarily due to the factors described above. The year over year increase in our revenues of 43% as compared to the year over year increase in our operating expenses of 39% reflects the high proportion of relatively fixed total operating expenses, including personnel costs of active crews, inherent in our business.

     Taxes. We recorded a deferred tax expense due to an increase in the income tax valuation allowance. The tax expense is related to the tax effect of the unrealized loss on investments recorded in other comprehensive income.

Liquidity and Capital Resources

     Cash Flows. Net cash provided by operating activities was $8,813,000 for fiscal 2004, $1,244,000 for fiscal 2003 and $3,628,000 for fiscal 2002. These amounts primarily reflect results of operations offset by changes in working capital components. The increase in cash provided by operating activities in fiscal 2004 resulted primarily from the increase in net income.

     Net cash used in investing activities was $9,571,000 in fiscal 2004 and $6,657,000 in fiscal 2002. Net cash provided from investing activities was $836,000 in fiscal 2003. These results primarily represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures were made with cash generated from operations and short-term investments.

     Net cash provided by financing activities in fiscal 2004 was $957,000 and reflects proceeds from the exercise of stock options by officers and other key employees.

     Capital Expenditures. Capital expenditures during fiscal 2004 were $13,889,000, which was used to acquire additional recording channels, energy source units, three new seismic acquisition crews and maintenance capital requirements.

     We have budgeted capital expenditures of approximately $20,000,000 in fiscal year 2005, of which approximately 40% will be used to complete the fiscal 2004 crew expansions, approximately 45% will be used to add a tenth seismic acquisition crew in January 2005 and the remainder will be used for maintenance capital requirements.

     We continually strive to supply market demand with technologically advanced 3-D data acquisition recording systems and leading edge data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

     Capital Resources. Historically,we have relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures.

     We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our fiscal 2004 capital requirements through these same sources and by securing a line of credit from a commercial bank. On November 18, 2004, we received a commitment letter from a bank for a revolving line of credit of up to $10,000,000 to be secured by our accounts receivable. The commitment letter is subject to conditions, including that we negotiate a loan agreement acceptable to the bank and to us. We cannot assure you that we will be able to satisfy these conditions or obtain the line of credit. We are also evaluating other financing sources. Other than the commitment letter discussed above, we do not currently have any financing arrangements.

Off-Balance Sheet Arrangements

     As of September 30, 2004, we had no off-balance sheet arrangements.

Effect of Inflation

     We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past three years.

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

     Revenue Recognition. Our services are provided under cancelable service contracts. In the case of a cancelled service contract, we recognize revenue and bill our client for services performed up to the date of cancellation. We also receive reimbursements for certain out-of-pocket expenses under the terms of our master service contracts. We record amounts billed to clients in revenue at the gross mount including out-of-pocket expenses that are reimbursed by the client.

     In some instances, we bill clients in advance of the services performed. In those cases, we recognize the liability as deferred revenue.

     Allowance for Doubtful Accounts. We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.

     Impairment of Long-lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and future gross margins. If we are unable to achieve these cash flows, our estimates would be revised potentially resulting in an impairment charge in the period of revision.

     Depreciable Lives of Property, Plant and Equipments. Our Property, Plant and Equipment is capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available these estimates could change. We amortize these capitalized items using the straight-line method.

     Stock Based Compensation. In accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, we do not record compensation for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock market price on the grant date.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for fiscal years beginning after December 31 , 2004. The impact to our financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense we will recognize is dependent on the value of our common stock and the number of options we award.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of our services and interest rate fluctuations. At September 30, 2004, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of September 30, 2004, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally so we are generally not subject to foreign currency exchange rate risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages F-1 through F-13 hereof and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

Item 9A. CONTROLS AND PROCEDURES

     Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-l5(e) of the Securities Exchange Act) as of September 30, 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were operating effectively as of September 30, 2004. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act) during the quarter and year ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the sections entitled “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Stockholder Proposals for Next Annual Meeting”, and “Other Matters” in our Proxy Statement, filed or to be filed by us with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors May 25, 2004. The Code of Business Conduct and Ethics applies our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the section of the Proxy Statement entitled “Management Compensation”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 with respect to security ownership of certain beneficial owners is hereby incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K.

     On July 13, 1999, our Board of Directors authorized and declared a dividend to the holders of record on July 23, 1999 of one Right (a “Right”) for each outstanding share of our common stock. When exercisable, each Right will entitle the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $1.00 per share, (the “Preferred Shares”), at an exercise price of $50.00 per Right. The rights are not currently exercisable and will become exercisable only if a person or group acquires beneficial ownership of 20% or more of our outstanding common stock or announces a tender offer or exchange offer, the consummating of which would result in attaining the triggering percentage. We may redeem the Rights for $.01 per Right at any time prior to the tenth day after the first public announcement of a triggering acquisition.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Fees Paid to the Independent Registered Accounting Firm” and is incorporated herein by reference.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

The following financial statements of Dawson Geophysical Company appear on pages F-1 through F-13 and are incorporated by reference into Part 11, Item 8:

Report of Independent Registered Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules.

All schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

(b)	Reports on Form 8-K:

1)	On July 28, 2004, the Company filed a Current Report on Form 8-K (dated as of July 27, 2004) for the purpose of furnishing the press release announcing the Company’s operating results for the third quarter ended June 30, 2004.

2)	On August 24, 2004, the Company filed a Current Report on Form 8-K (dated as of August 23, 2004) for the purpose of furnishing a press release announcing the Company’s intention to field an additional seismic data acquisition crew.

3)	On November 15, 2004, the Company filed a Current Report on Form 8-K (dated as of November 12, 2004) for the purpose of furnishing a press release announcing the Company’s operating results for its fiscal year ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 8th day of December, 2004.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ L. Decker Dawson

L. Decker Dawson, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors and Chief Executive Officer	12-8-04

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Operating Officer and Director	12-8-04

/s/ Howell W. Pardue Howell W. Pardue	Executive Vice President and Director	12-8-04

/s/ C. Ray Tobias C. Ray Tobias	Executive Vice President and Director	12-8-04

/s/ Paul H. Brown Paul H. Brown	Director	12-8-04

/s/ Calvin J. Clements Calvin J. Clements	Director	12-8-04

/s/ Gary M. Hoover Gary M. Hoover, Ph.D.	Director	12-8-04

/s/ Matthew P. Murphy Matthew P. Murphy	Director	12-8-04

/s/ Tim C. Thompson Tim C. Thompson	Director	12-8-04

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary, Treasurer and Chief Financial Officer	12-8-04

All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders Dawson Geophysical Company:

     We have audited the accompanying balance sheets of Dawson Geophysical Company (the “Company”) as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Midland, Texas
November 11, 2004

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,587,000	$3,389,000
Short-term investments	4,130,000	8,623,000
Accounts receivable, net of allowance for doubtful accounts of $199,000 in 2004 and $127,000 in 2003	16,979,000	9,713,000
Prepaid expenses and other assets	440,000	287,000

Total current assets	25,136,000	22,012,000
Deferred tax asset	1,648,000	—
Property, plant and equipment	94,050,000	81,585,000
Less accumulated depreciation	(64,075,000)	(60,805,000)

Net property, plant and equipment	29,975,000	20,780,000

	$56,759,000	$42,792,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,357,000	$931,000
Accrued liabilities:
Payroll costs and other taxes	742,000	478,000
Other	971,000	415,000
Deferred revenue	1,407,000	306,000

Total current liabilities	6,477,000	2,130,000
Stockholders’ equity:
Preferred stock — par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock — par value $.33 1/3 per share; 10,000,000 shares authorized, 5,633,794 and 5,487,794 shares issued and outstanding in 2004 and 2003, respectively	1,878,000	1,829,000
Additional paid-in capital	39,949,000	38,931,000
Other comprehensive income, net of tax	(28,000)	37,000
Retained earnings (deficit)	8,483,000	(135,000)

Total stockholders’ equity	50,282,000	40,662,000

	$56,759,000	$42,792,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2004	2003	2002
Operating revenues	$69,346,000	$51,592,000	$36,078,000
Operating costs:
Operating expenses	55,618,000	46,151,000	33,205,000
General and administrative	2,675,000	2,421,000	2,006,000
Depreciation	4,653,000	4,404,000	4,233,000

	62,946,000	52,976,000	39,444,000

Income (loss) from operations	6,400,000	(1,384,000)	(3,366,000)
Other income:
Interest income	177,000	328,000	507,000
Other	505,000	209,000	96,000

Income (loss) before income tax	7,082,000	(847,000)	(2,763,000)
Income tax benefit (expense):
Current	(96,000)	—	400,000
Deferred	1,632,000	(52,000)	71,000

	1,536,000	(52,000)	471,000

Net income (loss)	$8,618,000	$(899,000)	$(2,292,000)

Net income (loss) per common share	$1.55	$(.16)	$(.42)

Net income (loss) per common share-assuming dilution	$1.53	$(.16)	$(.42)

Weighted average equivalent common shares outstanding	5,558,646	5,484,593	5,462,936

Weighted average equivalent common shares outstanding-assuming dilution	5,631,397	5,484,593	5,462,936

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated
			Additional	Other	Retained
	Number		Paid-in	Comprehensive	Earnings
	Of Shares	Amount	Capital	Income	(deficit)	Total
Balance, September 30, 2001	5,445,794	$1,815,000	$438,711,000		$3,056,000	$43,582,000
Net loss					(2,292,000)	(2,292,000)
Other comprehensive income net of tax:
Unrealized gain on securities:
Unrealized holding gains arising during period				208,000
Income tax benefit				(71,000)
Other comprehensive income						137,000

Comprehensive income						41,427,000

Issuance of common stock as compensation	21,500	7,000	152,000			159,000

Balance, September 30, 2002	5,467,294	1,822,000	38,863,000	137,000	764,000	41,586,000
Net loss					(899,000)	(899,000)
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(145,000)
Less: Reclassification adjustment for gain included in net income				(7,000)

Income tax expense				52,000

Other comprehensive income				(100,000)		(100,000)

Comprehensive income						40,587,000

Issuance of common stock as compensation	20,500	7,000	68,000			75,000

Balance, September 30, 2003	5,487,794	1,829,000	38,931,000	37,000	(135,000)	40,662,000
Net income					8,618,000	8,618,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(126,000)
Less: Reclassification adjustment for gain included in net income				47,000
Income tax expense				14,000

Other comprehensive income				(65,000)		(65,000)

Comprehensive income						49,215,000

Issuance of common stock as compensation	8,500	3,000	107,000			110,000
Exercise of stock options	137,500	46,000	911,000			957,000

Balance, September 30, 2004	5,633,794	$1,878,000	$39,949,000	$(28,000)	$8,483,000	$50,282,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS

	Years Ended September 30.
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,618,000	$(899,000)	$(2,292,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,653,000	4,404,000	4,233,000
Non-cash compensation	110,000	75,000	159,000
Deferred income tax (benefit) expense	(1,632,000)	52,000	(71,000)
Other	135,000	(46,000)	58,000
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	(7,266,000)	(2,100,000)	1,082,000
Increase in prepaid expenses	(153,000)	(67,000)	(47,000)
Decrease (increase) in income taxes receivable		400,000	(400,000)
Increase (decrease) in accounts payable	2,426,000	(747,000)	784,000
Increase in accrued liabilities	820,000	254,000	21,000
Increase (decrease) in deferred revenue	1,101,000	(82,000)	101,000

Net cash provided by operating activities	8,812,000	1,244,000	3,628,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	40,000	27,000	10,000
Capital expenditures	(13,889,000)	(6,153,000)	(2,047,000)
Proceeds from sale of short-term investments	2,973,000	5,964,000	—
Proceeds from maturity of short-term investments	7,550,000	4,000,000	10,598,000
Acquisition of short-term investments	(6,245,000)	(3,002,000)	(15,218,000)

Net cash provided by (used in) investing activities	(9,571,000)	836,000	(6,657,000)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	957,000	—	—

Net increase (decrease) in cash and cash equivalents	198,000	2,080,000	(3,029,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,389,000	1,309,000	4,338,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,587,000	$3,389,000	$1,309,000

NON CASH INVESTING ACTIVITIES:
UNREALIZED GAIN (LOSS) ON INVESTMENTS	$(42,000)	$(145,000)	$208,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

     Dawson Geophysical Company (the “Company”), which was founded in Texas in 1952, has been listed and traded on the NASDAQ National Market System (“NMS”)under the symbol “DWSN” since 1981.

     The Company acquires and processes 2-D, 3-D seismic and multi-component seismic data for major and intermediate-sized oil and gas companies and independent oil operators. The Company operates nine seismic data acquisition crews in the lower 48 states of the United States, and a seismic data processing center.

Cash Equivalents

     For purposes of the statements of cash flows, the Company considers demand deposits, certificates of deposit and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Short-Term Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (Statement 115). In accordance with Statement 115, the Company has classified its investment portfolio consisting of U.S. Treasury Securities as “available-for-sale” and records the net unrealized holding gains and losses as accumulated comprehensive income in stockholders’ equity. The cost of short-term investments sold is based on the specific identification method.

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of investments are based on quoted market prices.

Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable and short-term investments. The Company’s sales are to clients whose activities relate to oil and gas exploration and production. However, accounts receivable are well diversified among many clients, and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and gas industry. The Company closely monitors extensions of credit and initiated an allowance for doubtful accounts in fiscal 1999 as a result of the downturn in oil prices which occurred during the year and negatively impacted the Company’s clients. The Company invests primarily in short-term U.S. Treasury Securities which it believes are a low risk investment.

Property, Plant and Equipment

     Property, Plant and Equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available these estimates could change.

     Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the assets recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management’s estimates would be revised, potentially resulting in an impairment charge in the period of revision. No impairment charges were recognized in the Statement of Operations for the years ended September 30, 2004, 2003 and 2002.

Revenue Recognition

     Contracts for service are provided for under cancelable contracts. The Company recognizes revenues when services are performed. In the case of a cancelled contract, revenue is recognized and the customer is billed for services performed up to the date of cancellation. In the current year, approximately $375,000 of the Company’s revenue is related to a negotiated release from one contract.

     The Company also receives reimbursements for certain out-of-pocket expenses under the terms of its master contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses which are reimbursed by the client.

     In some instances, customers are billed in advance of services performed, and the Company recognizes the liability as deferred revenue.

Allowance for Doubtful Accounts

     Management prepares its allowance for doubtful accounts receivable based on its past experience of historical write-offs, its current customer base and review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients.

Income Taxes

     The Company accounts for state and federal income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109). Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Reclassifications

     Certain prior year numbers have been reclassified in the current year in order to be consistent with the current year presentation.

Stock-Based Compensation

     In accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date.

     The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by “APB 25” and related interpretations. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options or other stock-based awards issued since September 30, 1997 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.

      The SFAS 123 pro forma information for the fiscal years ended September 30, 2004, 2003 and 2002 is as follows:

	September 30,
	2004	2003	2002
Net income (loss), as reported	$8,618,000	$(899,000)	$(2,292,000)
Add Stock-based employee compensation expense included in net income (loss), net of tax	110,000	75,000	159,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(426,000)	(434,000)	(516,000)

Net income (loss), pro forma	$8,302,000	$(1,258,000)	$(2,649,000)

Basic:
Net income (loss) per common share, as reported	$1.55	$(0.16)	$(0.42)

Net income (loss) per common share, pro forma	$1.49	$(0.23)	$(0.48)

Diluted:
Net income (loss) per common share, as reported	$1.53	$(0.16)	$(0.42)

Net income (loss) per common share, pro forma	$1.47	$(0.23)	$(0.48)

2. Short-Term Investments

      Investment in securities consists of U.S. Treasury Securities. At September 30, 2004, the Company reported an unrealized loss on short-term investments of $28,000, which was $42,000 net of the tax effect of $14,000 and is in “Other comprehensive income, net of tax”.

      Short-term investments held at September 30, 2004 consisting of U.S. Treasury Securities have contractual maturities from December, 2005 through May, 2006.

3. Property, Plant and Equipment

     Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30		Useful Lives
	2004	2003
Land, building and other	$3,213,000	$2,975,000	5 to 40 years
Recording equipment	65,269,000	55,885,000	6 to 10 years
Energy sources	15,312,000	13,730,000	10 to 15 years
Vehicles	9,427,000	7,957,000	5 to 10 years
Equipment in process (a)	829,000	1,038,000

	94,050,000	81,585,000
Less accumulated depreciation	(64,075,000)	(60,805,000)

Net property, plant and equipment	$29,975,000	$20,780,000

(a)	Equipment in process has not been placed into service and accordingly is not yet subject to depreciation.

4. Stock Options

     The Company adopted the 2000 Incentive Stock Plan during fiscal 1999, which provides options to purchase 500,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company’s common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from date of grant. The 2000 Plan provides that 50,000 of the 500,000 shares of authorized but unissued common stock may be awarded to officers, directors and employees of the Company for the purpose of additional compensation.

     In fiscal 2004, the Company adopted the 2004 Incentive Stock Plan which provides 375,000 shares of authorized but unissued common stock of the Company. The 2004 Incentive Stock Plan operates like the 2000 Incentive Stock Plan except that of the 375,000 shares, up to 125,000 shares may be awarded to officers, directors, and employees of the Company for the purpose of additional compensation and up to 125,000 shares may be awarded with restrictions.

     The transactions under the Plans are summarized as follows:

	Weighted	Number of
	Average Price	Optioned Shares
Balance as of September 30, 2002	$7.25	319,000
Granted	$5.21	105,000
Cancelled or expired	$7.02	(17,000)

Balance as of September 30, 2003	$6.72	407,000
Granted	$7.06	40,000
Cancelled or expired	$6.48	(82,500)
Exercised	$6.96	(137,500)

Balance as of September 30, 2004	$6.75	227,000

     Options for 55,500, 204,750 and 130,750 shares were exercisable with weighted average exercise prices of $7.42, $6.94 and $6.79 as of September 30, 2004, 2003 and 2002, respectively.

     Outstanding options at September 30,2004 expire between April, 2006 and October, 2008 and have exercise prices ranging from $5.21 to $8.65.

     Options for 40,000 shares were granted in fiscal year 2004. The expected life of the options granted is five years. The weighted average fair value of options granted during 2004 is $1.24. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model.

     The model assumed expected volatility of .5% and risk-free interest rate of 3.14% for grants in 2004. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

5. Employee Benefit Plans

     The Company had an employee stock purchase plan to invest in the Company’s common stock for the benefit of eligible employees. Participants were entitled to contribute a percentage, not to exceed 5%, of their bi-weekly salary to the plan. On a bi-weekly basis, the Company matched the participants’ contributions and directed the purchase of shares of the Company’s common stock. There were no vesting requirements for the participants. The Company contributed $56,116 to the plan during the fiscal first quarter of 2002. The Company discontinued the Plan effective January 1, 2002.

     Effective January 1, 2002, the Company initiated a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2004, 2003 and 2002, the Company elected to match 100% of employee contributions up to a maximum of 5% of the participant’s gross salary. The Company’s matching contributions for fiscal 2004, 2003 and 2002 were approximately $438,000, $373,000 and $259,000, respectively.

6. Income Taxes

     The Company recorded an income tax benefit in the current year of approximately $1,536,000. The benefit is due to the elimination of the income tax valuation allowance. Current US. federal tax is related to the tax effect of the unrealized loss on investments recorded in other comprehensive income and alternative minimum tax.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on the Company’s return to profitability and budgeted expectations, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available net operating loss carryforwards prior to their ultimate expiration. As such, the Company has eliminated the valuation allowance of $4,232,000 to reflect the realizability of its net deferred tax assets.

     Income tax expense (benefit) attributable to income before extraordinary item consists of:

	Year Ended September 30,
	2004	2003	2002
Current:
U.S. federal	$96,000	$—	$(400,000)
State	—	—	—

	96,000	—	(400,000)
Deferred: U.S. Federal	(1,632,000)	52,000	(71,000)

Total	$(1,536,000)	$52,000	$(471,000)

     Income tax expense varies from the amount computed by multiplying income before taxes by the statutory income tax rate. The reason for these differences and the related tax effects are as follows:

	Year Ended September 30,
	2004	2003	2002
Expense (benefit) computed at statutory rates	$2,585,000	$(287,000)	$(939,000)
Effect of:
Change in valuation allowance	(4,232,000)	297,000	428,000
Other	111.000	42,000	40,000

Income tax expense (benefit)	$(1,536,000)	$52,000	$(471,000)

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$4,555,000	$6,687,000
Alternative minimum tax credit carryforwards	509,000	413,000
Receivables	71,000	45,000
Other	209,000	116,000

Total deferred tax assets	5,344,000	7,261,000
Less valuation allowance	—	(4,232,000)

Total gross deferred tax assets	5,344,000	3,029,000
Deferred tax liabilities:
Other property and equipment	(3,645,000)	(2,938,000)
Investments	(23,000)	(21,000)
Other	(28,000)	(70,000)

Total gross deferred tax liabilities	(3,696,000)	(3,029,000)

Net deferred tax asset (liability)	$1,648,000	$—

     As of September 30, 2004, the Company had a net operating loss carryforward for US. federal income tax purposes of approximately $13,277,000, which is available to offset future regular taxable income, if any. Net operating loss carryforward will begin to expire in 2022. The Company has alternative minimum tax credit carryforwards totaling $509,000 to offset regular income tax, which have no scheduled expiration date.

7. Net Income (Loss) per Common Share

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“Statement 128”). Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

     The following table sets forth the computation of basic and diluted net income per common share:

	2004	2003	2002
Numerator:
Net income (loss) and numerator for basic and diluted net income (loss) per common share-income available to common stockholders	$8,618,000	$(899,000)	$(2,292,000)

Denominator:
Denominator for basic net income (loss) per common share-weighted average common shares	5,558,646	5,484,593	5,462,936
Effect of dilutive securities-employee stock options	72,751	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average common shares and assumed conversions	5,631,397	5,484,593	5,462,936

Net income (loss) per common share	$1.55	$(.16)	$(.42)

Net income (loss) per common share-assuming dilution	$1.53	$(.16)	$(.42)

     Employee stock options to purchase shares of common stock were outstanding during fiscal year 2003 but were not included in the computation of diluted net loss per share because either (i) the employee stock options’ exercise price was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

8. Major Customers

     The Company operates in only one business segment, contract seismic data acquisition and processing services. During 2004 sales exceeded 10% to each of two clients. During 2003 and 2002, sales to only one client, which was not the same client in each year or in 2004, exceeded 10% of operating revenues.

9. Contingencies

     The Company is party to various legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company’s financial position or results of operation, as the Company believes it is adequately insured.

     On February 18, 1998 the Company entered into a five year, non-cancellable operating lease for office space. On June 30, 2003, the lease was amended to extend the term of the lease for five years beginning July 1, 2003 and ending June 30, 2008. Future minimum lease commitments under the lease at September 30 of each year are $142,716 through 2007, and $107,037 in fiscal year 2008.

10. Rights Agreement

     On July 13, 1999, the Board of Directors of the Company authorized and declared a dividend to the holders of record on July 23, 1999 of one Right (a “Right”) for each outstanding share of the Company’s common stock. When exercisable, each Right will entitle the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Shares”) at an exercise price of $50.00 per Right. The rights are not currently exercisable and will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company’s outstanding common stock or announces a tender offer or exchange offer, the consummating of which would result in attaining the triggering percentage.

The Rights are subject to redemption by the Company for $.01 per Right at any time prior to the tenth day after the first public announcement of a triggering acquisition.

     If the Company is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 20% or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquired Company’s shares of common stock having a market value of two times such price. In addition, if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right’s then current exercise price, a number of the Company’s shares of common stock having a market value of two times the exercise price.

     Subsequent to the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s common stock and prior to the acquisition of beneficial ownership of 50% or more of the Company’s common stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such acquiring person or group, which will have become null and void and nontransferable), in whole or in part, at an exchange ratio of one share of the Company’s common stock (or one one-hundredth of a Preferred Share) per Right.

     The Rights dividend distribution was made on July 23, 1999, payable to shareholders of record at the close of business on that date. The Rights will expire on July 23, 2009.

11. Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for fiscal years beginning after December 31, 2004. The impact to the Company’s financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense recognized by the Company is dependent on the value of the Company’s common stock and the number of options awarded.

12. Subsequent Events

     In November of 2004, the Company received a commitment letter from a bank for a revolving line of credit to be secured by eligible accounts receivable up to $10,000,000 to be used for capital expenditures and working capital.

13. Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2004:
Operating revenues	$15,475,000	$15,203,000	$17,112,000	$21,556,000
Income from operations	$438,000	$1,843,000	$1,804,000	$2,315,000
Net income	$506,000	$1,999,000	$1,989,000	$4,124,000
Net income per common share	$.09	$.36	$.36	$.73
Net income per common share assuming dilution	$.09	$.36	$.35	$.72
Fiscal 2003:
Operating revenues	$11,410,000	$14,196,000	$11,291,000	$14,695,000
Income (loss) from operations	$(1,007,000)	$579,000	$(1,483,000)	$527,000
Net income (loss)	$(893,000)	$844,000	$(1,407,000)	$557,000
Net income (loss) per common share	$(.16)	$.15	$(.26)	$.10
Net income (loss) per common share assuming dilution	$(.16)	$.15	$(.26)	$.10

INDEX TO EXHIBITS

Number	Exhibit
3.1*	Restated Articles of Incorporation of the Company.

3.2	Bylaws of the Company, as amended (filed as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

10.1+	Dawson Geophysical Company 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 12, 2004 (File No. 333-113576) and incorporated herein by reference.

10.2+	Dawson Geophysical Company 2000 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed August 3, 2001 (File No. 333-66666) and incorporated herein by reference).

10.3	Form of Master Geophysical Data Acquisition Agreement (filed as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-l4(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-l4(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-l4(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Charter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-l4(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Charter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

+	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.