Form 10-Q
period 2004-12-31
DAWSON GEOPHYSICAL CO
filed 2005-02-14
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to __________

Commission File No. 0-10144

DAWSON GEOPHYSICAL COMPANY

Texas (State or other jurisdiction of incorporation or organization)	75-0970548 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 11, 2005

Common Stock, $.33 1/3 par value	5,642,794 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
Operating revenues	$21,559,000	$15,475,000
Operating costs:
Operating expenses	16,844,000	13,311,000
General and administrative	794,000	618,000
Depreciation	1,470,000	1,108,000

	19,108,000	15,037,000

Income from operations	2,451,000	438,000
Other income:
Interest income	24,000	69,000
Loss on disposal of assets	—	(3,000)
Other	6,000	2,000

Income before income tax	2,481,000	506,000

Income tax expense:
Current		—
Deferred	(881,000)	—

Net income	$1,600,000	$506,000

Net income per common share	0.28	$0.09

Net income per common share-assuming dilution	$0.28	$0.09

Weighted average equivalent common shares outstanding	5,638,365	5,487,794

Weighted average equivalent common shares outstanding-assuming dilution	5,742,149	5,521,243

See accompanying notes to the financial statements.

Dawson Geophysical Company

Balance Sheets

	December 31,	September 30,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,568,000	$3,587,000
Short-term investments	4,088,000	4,130,000
Accounts receivable, net of allowance for doubtful accounts of $236,000 in December 2004 and $199,000 in September 2004	14,010,000	16,979,000
Prepaid expenses and other assets	437,000	440,000

Total current assets	20,103,000	25,136,000

Deferred tax asset	767,000	1,648,000

Property, plant and equipment	104,540,000	94,050,000
Less accumulated depreciation	(65,544,000)	(64,075,000)

Net property, plant and equipment	38,996,000	29,975,000

	$59,866,000	$56,759,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,010,000	$3,357,000
Accrued liabilities:
Payroll costs and other taxes	328,000	742,000
Other	660,000	971,000
Deferred revenue	1,920,000	1,407,000

Total current liabilities	7,918,000	6,477,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 10,000,000 shares authorized, 5,642,794 and 5,633,794 shares issued and outstanding in each period	1,881,000	1,878,000
Additional paid-in capital	40,026,000	39,949,000
Other comprehensive income, net of tax	(42,000)	(28,000)
Retained earnings	10,083,000	8,483,000

Total stockholders’ equity	51,948,000	50,282,000

	$59,866,000	$56,759,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,600,000	$506,000

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,470,000	1,108,000
Non-cash compensation	45,000	—
Deferred income tax expense	881,000	—
Other	27,000	16,000

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	2,969,000	(760,000)
Decrease (increase) in prepaid expenses	3,000	(700,000)
Increase in accounts payable	1,653,000	3,130,000
Increase in deferred revenue	513,000	—
Increase (decrease) in accrued liabilities	(725,000)	290,000

Net cash provided by operating activities	8,436,000	3,590,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,490,000)	(1,602,000)
Proceeds from maturity of short-term investments	—	4,000,000
Acquisition of short-term investments	—	(4,017,000)

Net cash provided by (used in) investing activities	(10,490,000)	(1,619,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	35,000	—

Net increase (decrease) in cash and cash equivalents	(2,019,000)	1,971,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,587,000	3,389,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,568,000	$5,360,000

NON CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on investments	$(14,000)	$(57,000)

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     Dawson Geophysical Company (the “Company”) is the leading provider of onshore seismic data acquisition services in the United States as measured by the number of active data acquisition crews. Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

2. OPINION OF MANAGEMENT

     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended December 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2004 Form 10-K.

Critical Accounting Policies

     The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires that certain assumptions and estimates be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

     Revenue Recognition. Contracts for services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. The Company recognizes revenues when services are performed under both types of agreements. Services are defined as the commencement of data acquisition or processing operations. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate, as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate, as services are performed. In the case of a cancelled service contract, revenue is recognized and the customer is billed for services performed up to the date of cancellation. The Company receives reimbursements for certain out-of-pocket expenses under the terms of our service contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses that are reimbursed by the client.

     In some instances, clients are billed in advance of the services performed. In those cases, the Company recognizes the liability as deferred revenue.

     Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its past experience of historical write-offs, its current customer base and review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s customers.

     Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management’s estimates would be revised potentially resulting in an impairment charge in the period of revision.

     Depreciable Lives of Property, Plant and Equipment. Property, plant and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. The technology of the equipment used to gather data in the seismic industry has historically evolved such that obsolescence does not occur quickly. As circumstances change and new information becomes available, these estimates could change. Depreciation is computed using the straight-line method.

     Tax Accounting. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly effect these estimates. Those factors, among others, could have a material impact on the Company’s provision or benefit for income taxes.

     Stock Based Compensation. In accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock market price on the grant date.

The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since February 2, 1999 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.

The SFAS 123 pro forma information for the three months ended December 31, 2004 and 2003 is as follows:

	Three Months Ended
	December 31,
	2004	2003
Net income, as reported	$1,600,000	$506,000
Add: Stock-based employee compensation expense included in net income (loss), net of tax	45,000	—
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(143,000)	(78,000)

Net income, pro forma	$1,502,000	$428,000

Basic:
Net income per common share, as reported	$0.28	$0.09

Net income per common share, pro forma	$0.27	$0.08

Diluted:
Net income per common share, as reported	$0.28	$0.09

Net income per common share, pro forma	$0.26	$0.08

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for periods beginning after June 15, 2005. The impact to the Company’s financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense recognized will be dependent on the value of the Company’s common stock and the number of options awarded.

3. NET INCOME PER COMMON SHARE

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

     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	December 31,
	2004	2003
Numerator:
Net income and numerator for basic and diluted net income per common share-income available to common stockholders	$1,600,000	$506,000

Denominator:
Denominator for basic net loss per common share-weighted average common shares	5,638,365	5,487,794
Effect of dilutive securities- employee stock options	103,784	33,449

Denominator for diluted net income per common share- adjusted weighted average common shares and assumed conversions	5,742,149	5,521,243

Net income per common share	$.28	$.09

Net income per common share- assuming dilution	$.28	$.09

4. DEBT

     On December 22, 2004, the Company entered into a revolving line of credit loan agreement with Western National Bank under which it may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. This agreement is secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying its eighth data acquisition crew, on January 12, 2005 the Company borrowed $5.0 million under the loan agreement. In connection with equipping and deploying its ninth data acquisition crew, the Company borrowed the remaining $5.0 million available under the loan agreement on February 1, 2005. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth.

5. CONTINGENCY

     In connection with a 2004 geophysical survey, the Company received a demand letter in January 2005 from a landowner alleging surface damage by the Company in the amount of $2,255,000. The Company believes that the actual amount of any surface damage will not be material and that the master service contract between the Company and its client requires the client to indemnify the Company against non-negligent surface damage claims incurred in the course of a geophysical survey. The Company has notified its client of the demand letter and its belief that the indemnification provision applies to the underlying event. If the client fails to indemnify the Company, the Company’s insurance may not cover the claim.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

     All statements other than statements of historical fact included in this report, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the ability to obtain land access rights of way and the availability of capital resources. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. A discussion of these factors, including risks and uncertainties, is set forth in our Form 10-K and in our other reports filed from time to time with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

     We are the leading provider of onshore seismic data acquisition services in the United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and gas companies. Demand for our services depends upon the level of spending by these oil and gas companies for exploration, production, development and field management activities, which activities depend, in part, on oil and natural gas prices. Fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business and results of operations.

     Accordingly, our return to profitability in fiscal 2004 after several years of losses is directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to expand our market position.

     We continue to focus on increasing revenues and profitability. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including crew downtime related to inclement weather or delays in acquiring land access permits. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into fiscal 2005. In response to the additional demand for our services, we added our tenth crew in January 2005, and expect to field our eleventh crew in the second calendar quarter of 2005.

Highlights of the Quarter Ended December 31, 2004

     Our financial performance from operations for the first quarter of fiscal 2005 significantly improved when compared to our financial performance for the first quarter of fiscal 2004 as a result of increased demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices during 2004. This increased demand had the following principal effects:

•	During the first fiscal quarter of 2005, we operated nine data acquisition crews as compared to six crews in the first fiscal quarter of 2004.

•	We experienced price improvements and more favorable contract terms in our agreements with clients during 2004. These factors helped improve our revenues during the first quarter of fiscal 2005.

•	We experienced a deferred tax expense of $0.16 in the first quarter of fiscal 2005. There was no deferred tax expense in the first quarter of fiscal 2004. At December 31, 2004, we had a deferred tax asset of $767,000 reflecting available net operating loss carryforwards. We expect to recognize additional deferred tax expense in subsequent quarters in order to fully utilize our deferred tax asset. After we have fully utilized our deferred tax asset, we will recognize current income tax expense on our income before income tax.

Results of Operations

     Operating Revenues. Our operating revenues for the first quarter of fiscal 2005 increased 39% to $21,559,000 from $15,475,000 in the first quarter of fiscal 2004 as a result of increased demand for our services. As a result of this increased demand during fiscal 2004, we were able to field three additional data acquisition crews, obtain price improvements in the markets for our services and negotiate more favorable contract provisions. We began fiscal 2004 with six data acquisition crews. The seventh crew was added in February and the eighth and ninth crews were fielded in the fourth quarter of fiscal 2004.

     Operating Costs. Our operating expenses increased 27% from $13,311,000 in the first quarter of fiscal 2004 to $16,844,000 in the first quarter of fiscal 2005 due to the ongoing expenses of the three crews added after the first quarter of fiscal 2004.

     General and administrative expenses were approximately 3.7% and 3.9% of revenues in the first quarter of fiscal 2005 and 2004, respectively. General and administrative expenses are expected to increase to support expanded field operations and to assimilate Sarbanes-Oxley reporting requirements. In the first quarter of fiscal 2005, we increased our allowance for doubtful accounts by $40,000 in response to the increase in business activity and accounts receivable. Historically, we have had no significant write-offs of trade accounts receivable; however, we believe that it is prudent to increase the allowance for doubtful accounts in response to increased demand from new customers.

     We recognized $1,470,000 of depreciation expense in the first quarter of fiscal 2005 as compared to $1,108,000 in the comparable quarter of fiscal 2004 as a result of the significant capital expenditures we made during 2004. Our depreciation expense is also expected to increase during the remaining quarters of fiscal 2005 reflecting our significant capital expenditures in fiscal 2004 and the first quarter of fiscal 2005 and our expected capital budget for the remainder of fiscal 2005.

     Our total operating costs for the first quarter of fiscal 2005 were $19,108,000, an increase of 27% from the first quarter of fiscal 2004 primarily due to the factors described above.

     Taxes. We experienced a deferred tax expense of $0.16 during the first quarter of 2005. There was no deferred tax expense in the first quarter of fiscal 2004. At December 31, 2004, we have a deferred tax asset of $767,000 reflecting available net operating loss carryforwards. We expect to recognize additional deferred tax expense in subsequent quarters in order to fully utilize our deferred tax asset. After we have fully utilized our deferred tax asset, we will recognize current income tax expense on our income before income tax.

Liquidity and Capital Resources

     Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and short term borrowings from commercial banks have been sufficient to fund our working capital requirements, and to some extent, our capital expenditures.

     Cash Flows. Net cash provided by operating activities was $8,436,000 for the first quarter of fiscal 2005 and $3,590,000 for the first quarter of fiscal 2004. These amounts primarily reflect results of operations offset by changes in working capital components, depreciation and other non-cash items, including deferred income tax expense. The increase in cash provided by operating activities in the first quarter of fiscal 2005 resulted primarily from the decrease in accounts receivable, due to increased receivable collections during the first fiscal quarter, and the increase in net income, due to the continued expansion of our business.

     Net cash used in investing activities was $10,490,000 in the quarter ended December 31, 2004 and $1,619,000 in the quarter ended December 31, 2003. These results represent capital expenditures and activity in the short-term investment portfolio. The increase in net cash used in investing activities during the first quarter of fiscal 2005 primarily resulted from the capital expenditures we made during the quarter due to the continued expansion of our business. Capital expenditures were made with cash generated from operations and short-term investments and during the first quarter of fiscal 2005 with cash from our new revolving line of credit agreement discussed below.

     Net cash provided by financing activities in the quarter ended December 31, 2004 was $36,000 and reflects proceeds from the exercise of stock options.

     Capital Expenditures. During the first quarter of fiscal 2005, capital expenditures of $10,490,000 were used to acquire additional recording channels and energy source units to equip our eighth and ninth data acquisition crews and to prepare to field our tenth crew in January 2005 and for maintenance capital requirements.

     We have budgeted capital expenditures of approximately $20 million for the remainder of fiscal year 2005, of which approximately $7 million will be used to complete the funding of our January 2005 crew expansion, approximately $5 million will be used to field our eleventh crew in the second calendar quarter of 2005, approximately $4 million will be used to increase the capacity of our existing crews, and the remainder will be used for maintenance capital requirements.

     We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. As a result of our recent increased capital needs resulting from the continued expansion of our business, we obtained in December 2004 the $10 million revolving line of credit loan agreement discussed below.

     On December 14, 2005, we filed a registration statement with the Securities and Exchange Commission for a proposed offering of up to 1,725,000 shares of our common stock. A portion of the proceeds from such offering, if successful, will be used to repay our recent borrowings under the revolving line of credit agreement described below.

     On December 22, 2004, we entered into a revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying our eighth data acquisition crew, on January 12, 2005 we borrowed $5.0 million under the loan agreement. In connection with equipping and deploying our ninth data acquisition crew, we borrowed the remaining $5.0 million available under the loan agreement on February 1, 2005. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth.

     The following table summarizes payments due in specific periods related to our contractual obligations as of February 1, 2005:

	Payments Due by Period
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(In thousands)
Debt obligations(1)	$10,000	$10,000	$0	$0	$0
Operating lease obligations	500	143	357	0	0

Total	$5,500	$5,143	$357	$0	$0

(1)	Amounts represent our current borrowings under our revolving line of credit loan agreement and do not include interest payments required under the agreement.

     We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our remaining fiscal 2005 capital requirements through short-term investments and cash flow from operations, through borrowings under our revolving line of credit loan agreement and from the proceeds of the common stock offering discussed above. If we were not able to complete the common stock offering discussed above, we would have to find other funding sources for our business expansion or alter or delay our spending plans. We believe that other sources of funding would be available to us, including increasing the size of our revolving line of credit or issuing long-term debt. Our ability to continue to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

     As of December 31, 2004 we had no off-balance sheet arrangements.

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

     Revenue Recognition. Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. The Company recognizes revenues when services are performed under both types of agreements. Services are defined as the commencement of data acquisition or processing operations. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate, as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate, as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our client for services performed up to the date of cancellation. We also receive reimbursements for certain out-of-pocket expenses under the terms of our service contracts. We record amounts billed to clients in revenue at the gross amount including out-of-pocket expenses that are reimbursed by the client.

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

     Impairment of Long-lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and future gross margins based on our historical results and analysis of future oil and gas prices which is fundamental in assessing demand for our services. If we are unable to achieve these cash flows, our estimates would be revised potentially resulting in an impairment charge in the period of revision.

     Depreciable Lives of Property, Plant and Equipment. Our property, plant and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. The technology of the equipment used to gather data in the seismic industry has historically evolved such that obsolescence does not occur quickly. As circumstances change and new information becomes available, these estimates could change. We amortize these capitalized items using the straight-line method.

     Tax Accounting. We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly effect these estimates. Those factors, among others, could have a material impact on our provision or benefit for income taxes.

     Stock Based Compensation. In accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we do not record compensation for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock market price on the grant date.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for periods beginning after June 15, 2005. The impact to our financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense we will recognize is dependent on the value of our common stock and the number of options we award.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk include fluctuations in commodity prices, which affect demand for and pricing of our services, and interest rate fluctuations. At December 31, 2004, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of December 31, 2004, the carrying value of our investments approximated fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of December 31, 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our reports filed or submitted under the Exchange Act within the required time period. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In connection with a 2004 geophysical survey, we received a demand letter in January 2005 from a landowner alleging surface damage by us in the amount of $2,255,000. We believe that the actual amount of any surface damage will not be material and that the master service contract between us and our client requires the client to indemnify us against non-negligent surface damage claims incurred in the course of a geophysical survey. We have notified our client of the demand letter and our belief that the indemnification provision applies to the underlying event. If the client fails to indemnify us, our insurance may not cover the claim.

     In addition to the foregoing, from time to time we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 6. EXHIBITS

     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: February 14, 2005	By:	/s/ L. Decker Dawson
L. Decker Dawson
Chairman of the Board of Directors and Chief Executive Officer

DATE: February 14, 2005	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1	Restated Articles of Incorporation of the Company (filed on December 10, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 000-10144) and incorporated herein by reference).

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.4	Revolving Line of Credit Loan Agreement dated December 22, 2004 between the Company and Western Bank (filed on December 22, 2004 as an exhibit to the Company’s Current Report on Form 8-K (File No. 2-71058) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith.