Form 10-K/A
period 2004-09-30
DAWSON GEOPHYSICAL CO
filed 2005-02-28
CIK 351231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

     As of March 31, 2004, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq ) was approximately $60,472,798.

     On February 25, 2005, there were 5,642,794 shares of Dawson Geophysical Company Common stock, $0.33 1/3 par value, outstanding.

     As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders held on January 25, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

     Dawson Geophysical Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended September 30, 2004, primarily to amend its disclosures in Items 1 and 7 of its annual report on Form 10-K filed on December 10, 2004 (the “Annual Report”) and certain notes to the financial statements. The purpose of this Form 10-K/A is to address comments that the Company has received from the staff of the Securities and Exchange Commission in connection with the registration statement that it has filed on Form S-3 for the Company’s proposed common stock offering and certain other filings incorporated therein. Through this amendment the Company has expanded the disclosure in Item 7 (Management’s Discussion and Analysis) regarding its liquidity and capital resources and critical accounting policies, clarified its discussion of its business and risks related thereto in Item 1 (Business) and has included or clarified other additional information. No changes have been made to the previously reported financial statements of the Company.

     This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

i

DAWSON GEOPHYSICAL COMPANY
FORM 10-K/A
For the Fiscal Year Ended September 30, 2004

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K/A, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather interruptions, inability to obtain land access rights of way, the volatility of oil and gas prices, and the availability of capital resources. See “Risks Related to Our Business” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I.

Item 1.    BUSINESS

General

     Dawson Geophysical Company is the leading provider of onshore seismic data acquisition services in the United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D, and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons, as well as to optimize the development and production of hydrocarbon reservoirs. During fiscal 2004, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

     As of September 30, 2004, we operated nine 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver and Oklahoma City. Our geophysicists perform data processing in our Midland and Houston offices and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. To avoid potential conflicts of interest with our clients, we do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

     In fiscal year 2003, higher commodity prices led to a significant increase in the level of spending for domestic exploration and development of oil and natural gas reserves. This resulted in greater demand for newly-acquired seismic data by many oil and gas companies. These factors and changes in the competitive landscape in our market enabled us to expand our data acquisition and processing capacity by adding new personnel with technical and operational expertise to our existing highly skilled workforce. We believe these additions fortified our position as the leading provider of onshore seismic data acquisition services in the United States and resulted in increased market share in terms of the number of active crews operating. We accelerated this expansion during fiscal 2004 with the addition of three data acquisition crews, increased recording capacity company-wide and improvements to our data processing center. We anticipate further growth in fiscal 2005. We added a tenth data acquisition crew in January and expect to field our eleventh crew in the second calendar quarter of 2005. These expansions are in response to continued demand for our high-resolution 3-D seismic services as well as our clients’ recognition of our technical and operational expertise.

Business Strategy

     Our strategy is to maintain our leadership position in the U.S. onshore market. Key elements of our strategy include:

•	Attracting and retaining skilled and experienced personnel for our data acquisition and processing operations;

•	Providing integrated in-house services necessary in each phase of seismic data acquisition and processing, including project design, land access permitting, surveying and related support functions as well as continuing the enhancement of our in-house health, safety and environmental program;

•	Maintaining the focus of our operations solely on the domestic onshore seismic market;

•	Continuing to operate with conservative financial discipline;

•	Updating our capabilities to incorporate advances in geophysical and supporting technologies; and

•	Acquiring equipment to expand the recording channel capacity on each of our existing crews and equipping additional crews as customer demand dictates.

Business Description

     Geophysical Services Overview. Our business consists of the acquisition and processing of seismic data to produce an image of the earth’s subsurface. The seismic method involves the recording of reflected acoustic or sonic waves from below the ground. In our operations, we introduce acoustic energy into the ground by using an acoustic energy source, usually large vibrating machines or occasionally through the detonation of dynamite. We then record the subsequent reflected energy, or echoes, with recording devices placed along the earth’s surface. These recording devices, or geophones, are placed on the ground in groups of six or more and connected together as a single recording channel. We generally use multiple recording channels in our seismic surveys. Additional recording channels enhance the clarity of the seismic survey much in the same way as additional pixels add resolution to televisions and computer monitors.

     We are able to collect seismic data using either 2-D or 3-D methods. The 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. Recent technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method produces an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computer workstations to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface, and identify subsurface anomalies which are favorable for the accumulation of hydrocarbons.

     3-D seismic data are used in the exploration for new reserves and enable oil and gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and gas finding costs and increasing the efficiencies of reservoir location, delineation and management. In order to meet the requirements necessary to fully realize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution. We are prepared to meet such demands with the implementation of improved techniques and evolving technology. One such technique is better survey design integrating a greater number of recording channels, more dense energy source distribution and improved seismic data processing technologies. Our geophysicists perform these design tasks.

     We continue to pursue the use of multi-component seismic technologies, which utilize shear wave seismic data. Shear waves vary from the acoustic wave generally used in seismic surveys in the manner in which they travel through the earth. The use of shear waves in seismic surveys is relatively new in our industry, and it is believed that the analysis of shear wave data may allow for a more detailed model of the earth’s subsurface. Shear wave seismic data are acquired using both 2-D and 3-D methods. We have been involved in several shear wave projects. Our equipment includes energy sources and geophones capable of generating and recording shear waves.

     Data Acquisition. The seismic survey begins at the time a client requests that we formulate a proposal to acquire seismic data on its behalf. Geophysicists then assist the client in designing the specifications of the proposed 3-D survey. If the client accepts our proposal, a permit agent then obtains access right of way from the landowners where the survey is to be conducted.

     Utilizing electronic surveying equipment, survey personnel precisely locate the energy source and receiver positions from which the seismic data are collected. We utilize the satellite global positioning system, known as GPS, to properly locate the seismic survey positions. We primarily use vibrator energy sources which are mounted on vehicles, each of which weighs 50,000 to 62,000 pounds, to generate seismic energy, but occasionally we detonate dynamite charges placed in drill holes below the earth’s surface. We use third party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges.

     In 2000, we had an operating capacity of six land-based seismic data acquisition crews with an aggregate recording channel count of approximately 20,000 and 52 vibrator energy source units. As of September 30, 2004, we owned equipment for nine crews and 70 vibrator energy source units and had capacity in excess of 38,000 recording channels, any of which may be configured to meet the demands of specific survey designs. As a result of our continued expansion, we currently own equipment for ten crews and 78 vibrator energy source units and have capacity in excess of 46,000 recording channels. Each crew consists of approximately 60 technicians, 25 associated vehicles with off-road capabilities, 50,000 to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. As of September 30, 2004 we operated nine Input/Output System Two® recording systems, four with radio capability and five cable-based systems. In January 2005, we acquired an additional Input/Output System Two® recording system, with radio capability, in connection with the fielding of our tenth crew.

     Client demand for more recording channels continues to increase as the industry strives for improved data quality with greater subsurface resolution. We believe our ability to deploy a large number of recording channels provides us with the competitive advantages of operational versatility and increased productivity, in addition to improved data quality.

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

     Integrated Services. We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include a health, safety and environmental program as well as facilities for automotive repair, automotive paint and body repair, electronics repair, electrical engineering and software development. In addition, we maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining these functions in-house contributes to better quality control and improved efficiency in our operations. Our clients generally undertake to provide their own interpretation of the seismic data provided by us.

Equipment Acquisition and Capital Expenditures

     We monitor and evaluate advances in geophysical technology and commit capital funds to purchase equipment we deem most promising in order to maintain our competitive position. Purchasing new assets and continually upgrading capital assets require a continuing commitment to capital spending. For fiscal year 2004, we made capital expenditures of $13,889,000 to fund the deployment of three new data acquisition crews, expand the capacity of existing crews, improve our data processing center and meet other necessary operational capital expenses. We have an approved budget of $30 million for fiscal 2005 to fund the remainder of the fiscal 2004 expansions, the addition of our tenth data acquisition crew in January 2005 and the addition of an eleventh crew in the second calendar quarter of 2005, to increase the capacity of our existing crews and to meet other necessary operational capital requirements.

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

     In order to avoid potential conflicts of interest with our clients, we do not acquire data for our own account or for future sale, maintain any multi-client data library or participate in oil and gas ventures. The results of a seismic survey conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees participate in any oil and gas venture. All of our clients’ information is maintained in strictest confidence.

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

Competition

     The acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Since the departure of our principal competitor, Western GECO, a subsidiary of Schlumberger N.V., from our market in 2003, our primary competitors have been Veritas DGC, Petroleum Geo Services, Trace Energy Services, Quantum Geophysical and Tidelands Geophysical.

Employees

     As of September 30, 2004, we employed approximately 567 persons, of which 508 were engaged in providing energy sources and acquiring data. We currently employ approximately 640 persons, of which 581 are engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, 9 are engaged in data processing, 11 are administrative personnel, 30 are engaged in equipment maintenance and transport and 9 are executive officers. Of the employees listed above, 10 are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

Risks Related to our Business

     An investment in our common stock is subject to a number of risks discussed below. You should carefully consider these discussions of risk and the other information included in this Form 10-K/A. If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected.

     If oil and gas prices or the level of capital expenditures by oil and gas companies were to decline, demand for our services would decline and our results of operations would be adversely affected.

     Demand for our services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which activities depend in part on oil and gas prices. Fluctuations in oil and gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would do so again if prices for oil and gas were to decline. In particular, we incurred losses in fiscal years 2000 through 2003 as a result of decreased demand for seismic services during these years due to the effects of lower oil and gas prices. Any significant decline in oil and gas related spending on behalf of our clients could cause us to alter our capital spending plans and would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

     Factors affecting the price of oil and gas include:

•	level of demand for oil and gas;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	level of oil and gas production;

•	government policies regarding the exploration for, and production and development of, oil and gas reserves;

•	level of taxation relating to the energy industry, including taxation of consumption of energy sources; and

•	weather conditions.

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

     Our revenues are subject to fluctuations that are beyond our control which could adversely affect our results of operations in any financial period.

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

     Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could adversely affect our results of operations. See “Business — Contracts.”

     Our operations are subject to delays related to obtaining land access rights of way from third parties which could affect our results of operations.

     Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. Delays associated with obtaining such rights of way could negatively affect our results of operations.

     We face intense competition in our business that could result in downward pricing pressure and the loss of market share.

     The acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Some of our competitors have financial resources that are significantly greater than our own. Competition from these and other competitors could result in downward pricing pressure and the loss of market share. See “Business — Competition.”

     We may be unable to attract and retain skilled and technically knowledgeable employees, which could adversely affect our business.

     Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may confront significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for seismic services. None of our employees are under employment contracts and we have no key man insurance.

     Capital requirements for our operations are large. If we are unable to finance these requirements, our ability to continue our expansion and maintain our profitability could be affected.

     Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and short term borrowings from commercial banks. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure. If we were to expand our operations at a rate exceeding operating cash flow, or if current demand or pricing of geophysical services were to decrease substantially, additional financing could be required. If we were not able to obtain such financing when needed, our failure could have a negative impact on our ability to pursue our expansion and maintain our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to keep up with these technological advances, we may not be able to compete effectively.

     Seismic data acquisition and data processing technologies historically have progressed rather rapidly and we expect this progression to continue. Our strategy is to regularly upgrade our data acquisition and processing equipment to maintain our competitive position. However, due to potential advances in technology and the related costs associated with such technological advances, we might not be able to fulfill this strategy, thus possibly affecting our ability to compete.

     We operate under hazardous conditions that subject us to risk of damage to property or personal injuries and may interrupt our business.

     Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under extreme weather and other dangerous conditions. These operations are subject to risks of injury to personnel and equipment. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. We use diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business.

     In addition, we could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered under the indemnification provisions in our master service agreements to the extent that the damage was due to our negligence, gross negligence or intentional misconduct.

     We do not carry insurance against certain risks that we could experience, including business interruption resulting from equipment losses or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Such coverage is not always available or applicable and, when available, is subject to unilateral cancellation by the insuring companies on very short notice.

     Our business is subject to governmental regulation which may adversely affect our future operations.

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

     Our articles of incorporation and bylaws contain provisions that authorize the issuance of preferred stock and establish advance notice requirements for director nominations and actions to be taken at shareholder meetings. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even in situations that may be viewed as desirable by our shareholders. In addition, we have adopted a shareholder rights plan that would likely discourage a hostile attempt to acquire control of us.

Item 2.    PROPERTIES

     Our principal facilities are summarized in the table below.

	Owned or		Building Area
Location	Leased	Purpose	Square Feet
Midland, TX	Leased	Executive offices and data processing	18,400

Midland, TX	Owned	Field office	53,000
		Equipment fabrication
		Maintenance and repairs

     We lease office space for operations in Houston, Denver and Oklahoma City.

     Our operations are limited to one industry segment and the United States.

Item 3.    LEGAL PROCEEDINGS

     In connection with a 2004 geophysical survey we received a demand letter in January 2005 from a landowner alleging surface damage by us in the amount of $2,255,000. We believe that the actual amount of any surface damage will not be material and that the master service contract between us and our client requires the client to indemnify us against non-negligent surface damage claims incurred in the course of a geophysical survey. We have notified our client of the demand letter and our belief that the indemnification provision applies to the underlying event. If the client fails to indemnify us, our insurance may not cover the claim.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted during the fourth quarter of the 2004 fiscal year to a vote of our security holders, through the solicitation of proxies or otherwise. However, please refer to our Proxy Statement for the Annual Meeting held on January 25, 2005 (the “Proxy Statement”), filed with the Securities and Exchange

Commission, notifying security holders as to the election of Directors and selection of KPMG LLP as our independent registered public accounting firm.

Part II.

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price	(excluding securities
Plan Category	of outstanding options	of outstanding options	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	227,000	$6.75	367,500

Equity compensation plans not approved by security holders	—	—	—

Total	227,000	$6.75	367,500

Item 6.    SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Dawson Geophysical Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”.

Years Ended September 30
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Operating revenues	$69,346	$51,592	$36,078	$37,878	$18,469

Net income (loss)	$8,618	$(899)	$(2,292)	$(4,978)	$(11,135)

Net income (loss) per common share	$1.55	$(0.16)	$(0.42)	$(0.91)	$(2.05)

Weighted average equivalent common shares outstanding	5,559	5,485	5,463	5,443	5,425

Total assets	$56,759	$42,792	$44,291	$45,381	$49,781

Long term debt-less current maturities	$—	$—	$—	$—	$—

Stockholders’ equity	$50,282	$40,662	$41,586	$43,582	$48,468

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risks Related to our Business” and “Disclosure Regarding Forward Looking Statements” elsewhere in this Form 10-K/A.

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

     We continue to focus on increasing revenues and profitability. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including crew downtime related to inclement weather or delays in acquiring land access permits. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into fiscal 2005. In response to the additional demand for our services, we added our tenth crew in January 2005 and expect to field our eleventh crew in the second calendar quarter of 2005.

Fiscal 2004 Highlights

     Our financial performance for fiscal 2004 significantly improved when compared to our financial performance for fiscal 2003 as a result of increased demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices. This increased demand had the following principal effects:

•	In response to increased demand for our services, we added capacity to existing crews and fielded three additional data acquisition crews. These additions, funded primarily from cash flow and cash reserves, helped increase our revenues during fiscal 2004.

•	As result of increased demand for our services, we experienced price improvements and more favorable contract terms in our agreements with clients. These factors helped improve our revenues during fiscal 2004.

•	Approximately $0.29 per share of our earnings for fiscal 2004 were due to a deferred income tax benefit resulting from our elimination of a valuation allowance on a deferred tax asset generated from net operating loss carryforwards. We believe that our past five profitable quarters and a continued favorable environment for our services will now enable us to use the deferred tax asset.

Fiscal Year Ended September 30, 2004 Versus Fiscal Year Ended September 30, 2003

     Operating Revenues. Our operating revenues increased 34% from $51,592,000 in fiscal 2003 to $69,346,000 in fiscal 2004 as a result of increased demand for our services. As a result of this increased demand, we were able to field three additional data acquisition crews, obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2004 with six data acquisition crews. The seventh crew was added in March and the eighth and ninth crews were fielded in the fourth quarter of fiscal 2004. Approximately $375,000 of our revenue is related to a negotiated release from contract performance by one customer. The release was at the request of the client and did not involve any performance issues.

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

     We recognized $4,653,000 of depreciation expense in fiscal 2004 as compared to $4,404,000 in fiscal 2003. Our depreciation expense is expected to increase in fiscal 2005 as a result of our significant capital expenditures in fiscal 2004. Approximately 39% of the fiscal 2004 capital expenditures occurred in the fourth quarter. During fiscal 2005, we will reflect a full year of depreciation expense for these fourth quarter 2004 capital expenditures.

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

     Operating Costs. Our operating expenses increased 39% in fiscal 2003 as compared to fiscal 2002 due to the start up expenses associated with activating a crew, our expanded operations geographically within the contiguous United States and an increased demand for dynamite energy sources, which require an expensive drilling component, and for the use of helicopters to achieve efficient operations. The last two factors are reimbursable out-of-pocket expenses and are reported in both our revenue and expense lines.

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

     Cash Flows. Net cash provided by operating activities was $8,812,000 for fiscal 2004, $1,244,000 for fiscal 2003 and $3,628,000 for fiscal 2002. These amounts primarily reflect results of operations offset by changes in working capital components, depreciation and deferred income tax expense. The changes in our working capital components in fiscal 2004 resulted primarily from the increase in demand for our services during fiscal 2004 which led to increases in our accounts receivable, reflecting the increased revenues of our expanding business, and in our accounts payable, reflecting the costs to provide those services.

     Net cash used in investing activities was $9,571,000 in fiscal 2004 and $6,657,000 in fiscal 2002. Net cash provided from investing activities was $836,000 in fiscal 2003. These results primarily represent capital expenditures and activity in the short-term investment portfolio. The increase in net cash used in investing activities during fiscal 2004 primarily resulted from the increased capital expenditures we made during fiscal 2004 due to the continued expansion of our business. Capital expenditures were made with cash generated from operations and short-term investments.

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

     We have budgeted capital expenditures of approximately $30 million in fiscal year 2005. During the first quarter of fiscal 2005, capital expenditures of $10,490,000 were used to acquire additional recording channels and energy source units to equip our eighth and ninth data acquisition crews and to prepare to field our tenth crew in January 2005 and for maintenance capital requirements. Of the remaining $20 million budgeted, approximately $7 million will be used to complete the funding of our January 2005 crew expansion, approximately $5 million will be used to field our eleventh crew in the second calendar quarter of 2005, approximately $4 million will be used to increase the capacity of our existing crews, and the and the remainder will be used for maintenance capital requirements.

     We continually strive to supply our clients with technologically advanced 3-D data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. As a result of our recent increased capital needs resulting from the continued expansion of our business, we obtained in December 2004 the $10 million revolving line of credit agreement discussed below.

     On December 14, 2005, we filed a registration statement with the Securities and Exchange Commission for a proposed offering of up to 1,725,000 shares of our common stock. A portion of the proceeds from such offering, if successful, will be used to repay our recent borrowings under the revolving line of credit agreement described below.

     On December 22, 2004, we entered into a revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying our eighth data acquisition crew, on January 12, 2005 we borrowed $5.0 million under the loan agreement. In connection with equipping and deploying our ninth data acquisition crew, we borrowed the remaining $5.0 million available under the loan agreement on February 1, 2005. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth.

     The following table summarizes payments due in specific period related to our contractual obligations as of February 1, 2005:

	Payments Due by Period
		Within	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Debt obligations(1)	$10,000	$10,000	$0	$0	$0
Operating lease obligations	500	143	357	0	0

Total	$10,500	$10,143	$357	$0	$0

(1)	Amounts represent our current borrowings under our revolving line of credit loan agreement and do not include interest payments required under the agreement.

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

     The information required by this item appears on pages F-1 through F-17 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

Item 9A.	CONTROLS AND PROCEDURES

     Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of September 30, 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were operating effectively as of September 30, 2004. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter and year ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the sections entitled “Election of Directors”, “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Stockholder Proposals for Next Annual Meeting”, and “Other Matters” in our Proxy Statement , filed or to be filed by us with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K/A. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors May 25, 2004. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

Item 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the section of the Proxy Statement entitled “Management Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 with respect to security ownership of certain beneficial owners is hereby incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K/A.

     On July 13, 1999, our Board of Directors authorized and declared a dividend to the holders of record on July 23, 1999 of one Right (a “Right”) for each outstanding share of our common stock. When exercisable, each Right will entitle the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Shares”), at an exercise price of $50.00 per Right. The rights are not currently exercisable and will become exercisable only if a person or group acquires beneficial ownership of

20% or more of our outstanding common stock or announces a tender offer or exchange offer, the consummating of which would result in attaining the triggering percentage. We may redeem the Rights for $.01 per Right at any time prior to the tenth day after the first public announcement of a triggering acquisition.

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

The following financial statements of Dawson Geophysical Company appear on pages F-1 through F-16 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules.

The following financial statement schedule appears on page F-17 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2004, 2003 and 2002.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K/A and is hereby incorporated by reference.

(b)	Reports on Form 8-K:

(1)	On July 28, 2004, the Company filed a Current Report on Form 8-K (dated as of July 27, 2004) for the purpose of furnishing the press release announcing the Company’s operating results for the third quarter ended June 30, 2004.

(2)	On August 24, 2004, the Company filed a Current Report on Form 8-K (dated as of August 23, 2004) for the purpose of furnishing a press release announcing the Company’s intention to field an additional seismic data acquisition crew.

(3)	On November 15, 2004, the Company filed a Current Report on Form 8-K (dated as of November 12, 2004) for the purpose of furnishing a press release announcing the Company’s operating results for its fiscal year ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 28th day of February, 2005.

DAWSON GEOPHYSICAL COMPANY
By:	/s/ L. Decker Dawson
L. Decker Dawson
Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors and Chief Executive Officer	2 - 28 - 05
/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Operating Officer and Director	2 - 28 - 05
/s/ Paul H. Brown Paul H. Brown	Director	2 - 28 - 05
/s/ Gary M. Hoover Gary M. Hoover	Director	2 - 28 - 05
/s/ Tim C. Thompson Tim C. Thompson	Director	2 - 28 - 05
/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary, Treasurer and Chief Financial Officer	2 - 28 - 05

INDEX TO EXHIBITS

Number	Exhibit

3.1	Restated Articles of Incorporation of the Company (filed on December 10, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 000-10144) and incorporated herein by reference).

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.1+	Dawson Geophysical Company 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 12, 2004 (File No. 333-113576) and incorporated herein by reference).

10.1+	Dawson Geophysical Company 2000 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed August 3, 2001 (File No. 333-66666) and incorporated herein by reference).

10.3	Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.4	Revolving Line of Credit Loan Agreement dated December 22, 2004 between the Company and Western National Bank (filed on December 22, 2004 as an exhibit to the Company’s Current Report on Form 8-K (File No. 2-71058) and incorporated herein by reference).

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith.
+ Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Dawson Geophysical Company:

     We have audited the accompanying balance sheets of Dawson Geophysical Company (the “Company”) as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. In connection with our audits of the financial statements, we also have audited financial statement Schedule II. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Midland, Texas
November 11, 2004,
     except as to Note 12, which is as of January 18, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dawson Geophysical Company:

      Under date of November 11, 2004, we reported on the balance sheets of Dawson Geophysical Company (the Company) as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004, as contained in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Midland, TX
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

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2004	2003	2002
Operating revenues	$69,346,000	$51,592,000	$36,078,000
Operating costs:
Operating expenses	55,618,000	46,151,000	33,205,000
General and administrative	2,675,000	2,421,000	2,006,000
Depreciation	4,653,000	4,404,000	4,233,000

	62,946,000	52,976,000	39,444,000

Income (loss) from operations	6,400,000	(1,384,000)	(3,366,000)
Other income:
Interest income	177,000	328,000	507,000
Other	505,000	209,000	96,000

Income (loss) before income tax	7,082,000	(847,000)	(2,763,000)
Income tax benefit (expense):
Current	(96,000)	—	400,000
Deferred	1,632,000	(52,000)	71,000

	1,536,000	(52,000)	471,000

Net income (loss)	$8,618,000	$(899,000)	$(2,292,000)

Net income (loss) per common share	$1.55	$(0.16)	$(0.42)

Net income (loss) per common share — assuming dilution	$1.53	$(0.16)	$(0.42)

Weighted average equivalent common shares outstanding	5,558,646	5,484,593	5,462,936

Weighted average equivalent common shares outstanding - assuming dilution	5,631,397	5,484,593	5,462,936

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other	Retained
	Number		Paid-in	Comprehensive	Earnings
	of Shares	Amount	Capital	Income	(deficit)	Total
Balance, September 30, 2001	5,445,794	$1,815,000	$38,711,000		$3,056,000	$43,582,000
Net loss					(2,292,000)	(2,292,000)
Other comprehensive income net of tax:
Unrealized gain on securities:
Unrealized holding gains arising during period				$208,000
Income tax benefit				(71,000)
Other comprehensive income						137,000

Comprehensive income						41,427,000

Issuance of common stock as compensation	21,500	7,000	152,000			159,000

Balance, September 30, 2002	5,467,294	1,822,000	38,863,000	137,000	764,000	41,586,000
Net loss					(899,000)	(899,000)
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(145,000)
Less: Reclassification adjustment for gain included in net income				(7,000)

Income tax expense				52,000

Other comprehensive income				(100,000)		(100,000)

Comprehensive income						40,587,000

Issuance of common stock as compensation	20,500	7,000	68,000			75,000

Balance, September 30, 2003	5,487,794	1,829,000	38,931,000	37,000	(135,000)	40,662,000
Net income					8,618,000	8,618,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(126,000)
Less: Reclassification adjustment for gain included in net income				47,000
Income tax expense				14,000

Other comprehensive income				(65,000)		(65,000)

Comprehensive income						49,215,000

Issuance of common stock as compensation	8,500	3,000	107,000			110,000
Exercise of stock options	137,500	46,000	911,000			957,000

Balance, September 30, 2004	5,633,794	$1,878,000	$39,949,000	$(28,000)	$8,483,000	$50,282,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,618,000	$(899,000)	$(2,292,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,653,000	4,404,000	4,233,000
Non-cash compensation	110,000	75,000	159,000
Deferred income tax (benefit) expense	(1,632,000)	52,000	(71,000)
Other	135,000	(46,000)	58,000
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	(7,266,000)	(2,100,000)	1,082,000
Decrease (increase) in prepaid expenses	(153,000)	(67,000)	(47,000)
Decrease (increase) in income taxes receivable	—	400,000	(400,000)
Increase (decrease) in accounts payable	2,426,000	(747,000)	784,000
Increase (decrease) in deferred revenue	1,101,000	(82,000)	101,000
Increase (decrease) in accrued liabilities	820,000	254,000	21,000

Net cash provided by operating activities	8,812,000	1,244,000	3,628,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	40,000	27,000	10,000
Capital expenditures	(13,889,000)	(6,153,000)	(2,047,000)
Proceeds from sale of short-term investments	2,973,000	5,964,000	—
Proceeds from maturity of short-term investments	7,550,000	4,000,000	10,598,000
Acquisition of short-term investments	(6,245,000)	(3,002,000)	(15,218,000)

Net cash provided by (used in) investing activities	(9,571,000)	836,000	(6,657,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	957,000	—	—

Net increase (decrease) in cash and cash equivalents	198,000	2,080,000	(3,029,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR:	3,389,000	1,309,000	4,338,000

CASH AND CASH EQUIVALENTS AT END OF YEAR:	$3,587,000	$3,389,000	$1,309,000

NON CASH INVESTING ACTIVITIES:
UNREALIZED GAIN (LOSS) ON INVESTMENTS	$(42,000)	$(145,000)	$208,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and Nature of Operations

     Dawson Geophysical Company (the “Company”) is the leading provider of onshore seismic data acquisition services in the United States as measured by the number of active data acquisition crews. Founded in 1952, the Company acquires and processes 2-D, 3-D seismic and multi-component seismic data for its clients. ranging from major oil and gas companies to independent oil and gas operations as well as providers of multi-client data libraries.

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

3.       Property, Plant and Equipment

     Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30		Useful Lives
	2004	2003
Land, building and other	$3,213,000	$2,975,000	5 to 40 years
Recording equipment	65,269,000	55,885,000	6 to 10 years
Vibrator energy sources	15,312,000	13,730,000	10 to 15 years
Vehicles	9,427,000	7,957,000	5 to 10 years
Equipment in process (a)	829,000	1,038,000	—

	94,050,000	81,585,000

Less accumulated depreciation	(64,075,000)	(60,805,000)

Net property, plant and equipment	$29,975,000	$20,780,000)

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

     Outstanding options at September 30, 2004 expire between April, 2006 and October, 2008 and have exercise prices ranging from $5.21 to $8.65.

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

6.       Income Taxes

     The Company recorded an income tax benefit in the current year of approximately $1,536,000. The benefit is due to the elimination of the income tax valuation allowance. Current U.S. federal tax is related to the tax effect of the unrealized loss on investments recorded in other comprehensive income and alternative minimum tax.

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

     Income tax expense (benefit) attributable to income before extraordinary item consists of:

	Year Ended September 30,
	2004	2003	2002
Current:
U.S. federal	$96,000	—	$(400,000)
State	—	—	—

	96,000	—	(400,000)

Deferred: U. S. Federal	(1,632,000)	52,000	(71,000)

Total	$(1,536,000)	$52,000	$(471,000)

     Income tax expense varies from the amount computed by multiplying income before taxes by the statutory income tax rate. The reason for these differences and the related tax effects are as follows:

	Year Ended September 30,
	2004	2003	2002
Expense (benefit) computed at statutory rates	$2,585,000	$(287,000)	$(939,000)
Effect of:
Change in valuation allowance	(4,232,000)	297,000	428,000
Other	111,000	42,000	40,000

Income tax expense (benefit)	$(1,536,000)	52,000	$(471,000)

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$4,555,000	$6,687,000
Alternative minimum tax credit carryforwards	509,000	413,000
Receivables	71,000	45,000
Other	209,000	116,000

Total deferred tax assets	5,344,000	7,261,000
Less valuation allowance	—	(4,232,000)

Total gross deferred tax assets	5,344,000	3,029,000
Deferred tax liabilities:
Other property and equipment	(3,645,000)	(2,938,000)
Investments	(23,000)	(21,000)
Other	(28,000)	(70,000)

Total gross deferred tax liabilities	(3,696,000)	(3,029,000)

Net deferred tax asset (liability)	$1,648,000	$—

     As of September 30, 2004, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $13,277,000, which is available to offset future regular taxable income, if any. Net operating loss carryforward will begin to expire in 2022. The Company has alternative minimum tax credit carryforwards totaling $509,000 to offset regular income tax, which have no scheduled expiration date.

7.       Net Income (Loss) per Common Share

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“Statement 128”). Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

     The following table sets forth the computation of basic and diluted net income per common share:

	2004	2003	2002
Numerator:
Net income (loss) and numerator for basic and diluted net income (loss) per common share-income available to common stockholders	$8,618,000	$(899,000)	$(2,292,000)

Denominator:
Denominator for basic net income (loss) per common share-weighted average common shares	5,558,646	5,484,593	5,462,936
Effect of dilutive securities-employee stock options	72,751	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average common shares and assumed conversions	5,631,397	5,484,593	5,462,936

Net income (loss) per common share	$1.55	$(0.16)	$(0.42)

Net income (loss) per common share-assuming dilution	$1.53	$(0.16)	$(0.42)

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

8.       Major Customers

     The Company operates in only one business segment, contract seismic data acquisition and processing services. During 2004, sales to the Company’s two largest clients represented 17% and 12% of the Company’s revenues, respectively. During 2003 and 2002, sales to only one client, which was not the same client in each year or in 2004, exceeded 10% of operating revenues.

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

11.       Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for fiscal years beginning after June 15, 2005. The impact to the Company’s financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense recognized by the Company is dependent on the value of the Company’s common stock and the number of options awarded.

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

13.       Events (Unaudited) Subsequent to the Date of the Report of the Independent Auditor

     On December 22, 2004, the Company entered into a revolving line of credit loan agreement with Western National Bank under which it may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. This agreement is secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying its eighth data acquisition crew, on January 12, 2005 the Company borrowed $5.0 million under the loan agreement. In connection with equipping and deploying its ninth data acquisition crew, the Company borrowed the remaining $5.0 million available under the loan agreement on February 1, 2005. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth.

14.       Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2003:
Operating revenues	$11,410,000	$14,196,000	$11,291,000	$14,695,000
Income (loss) from operations	$(1,007,000)	$579,000	$(1,483,000)	$527,000
Net income (loss)	$(893,000)	$844,000	$(1,407,000)	$557,000
Net income (loss) per common share	$(0.16)	$0.15	$(0.26)	$0.10
Net income (loss) per common share assuming dilution	$(0.16)	$0.15	$(0.26)	$0.10
Fiscal 2004:
Operating revenues	$15,475,000	$15,203,000	$17,112,000	$21,556,000
Income from operations	$438,000	$1,843,000	$1,804,000	$2,315,000
Net income	$506,000	$1,999,000	$1,989,000	$4,124,000
Net income per common share	$0.09	$0.36	$0.36	$0.73
Net income per common share assuming dilution	$0.09	$0.36	$0.35	$0.72

     (a) Reflects a change in certain estimates as described in footnote 3.

Schedule II

Dawson Geophysical Company
Valuation and Qualifying Accounts

	Balance at	Charged to
	beginning	costs		Balance at
	of period	and expenses	Deductions*	end of period
Allowance for doubtful accounts:
Fiscal Year:
2004	$127,000	$100,000	$28,000	$199,000
2003	71,000	60,000	4,000	127,000
2002	121,000	—	50,000	71,000

*Represents amounts related to accounts receivable that have been deemed uncollectable and written off by the Company.