Form 10-Q
period 2005-03-31
DAWSON GEOPHYSICAL CO
filed 2005-05-12
CIK 351231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2005

Common Stock, $.33 1/3 par value	7,442,794 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Operating revenues	$26,515,000	$15,203,000	$48,074,000	$30,678,000
Operating costs:
Operating expenses	21,378,000	11,642,000	38,222,000	24,953,000
General and administrative	989,000	601,000	1,783,000	1,219,000
Depreciation	1,662,000	1,117,000	3,132,000	2,225,000

	24,029,000	13,360,000	43,137,000	28,397,000

Income from operations	2,486,000	1,843,000	4,937,000	2,281,000
Other income:
Interest income	99,000	48,000	123,000	117,000
Interest expense	(65,000)	—	(65,000)	—
Loss on disposal of assets	—	—	—	(3,000)
Other	233,000	108,000	239,000	110,000

Income before income tax	2,753,000	1,999,000	5,234,000	2,505,000

Income tax (expense) benefit:
Current	(733,000)	—	(733,000)	—
Deferred	307,000	—	(574,000)

	(426,000)	—	(1,307,000)	—

Net income	$2,327,000	$1,999,000	$3,927,000	$2,505,000

Net income per common share	$0.37	$0.36	$0.66	$0.45

Net income per common share-assuming dilution	$0.37	$0.36	$0.65	$0.45

Weighted average equivalent common shares outstanding	6,262,794	5,535,514	5,947,148	5,511,524

Weighted average equivalent common shares outstanding-assuming dilution	6,360,345	5,596,164	6,051,413	5,552,206

See accompanying notes to the financial statements.

Dawson Geophysical Company

Balance Sheets

	March 31,	September 30,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,644,000	$3,587,000
Short-term investments	25,260,000	4,130,000
Accounts receivable, net of allowance for doubtful accounts of $236,000 in 2005 and $199,000 in 2004	15,224,000	16,979,000
Prepaid expenses and other assets	570,000	440,000
Current deferred tax asset	3,425,000	—

Total current assets	56,123,000	25,136,000

Deferred tax asset	—	1,648,000

Property, plant and equipment	115,458,000	94,050,000
Less accumulated depreciation	(67,207,000)	(64,075,000)

Net property, plant and equipment	48,251,000	29,975,000

	$104,374,000	$56,759,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,612,000	$3,357,000
Accrued liabilities:
Payroll costs and other taxes	424,000	742,000
Other	1,072,000	971,000
Deferred revenue	1,774,000	1,407,000

Total current liabilities	6,882,000	6,477,000

Deferred tax liability	2,351,000	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 10,000,000 shares authorized, 7,442,794 and 5,633,794 shares issued and outstanding in each period	2,481,000	1,878,000
Additional paid-in capital	80,422,000	39,949,000
Other comprehensive income, net of tax	(172,000)	(28,000)
Retained earnings	12,410,000	8,483,000

Total stockholders’ equity	95,141,000	50,282,000

	$104,374,000	$56,759,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,927,000	$2,505,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,132,000	2,225,000
Gain on disposal of assets	—	(3,000)
Deferred income tax expense	574,000	—
Non-cash compensation	45,000	92,000
Other	27,000	22,000

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	1,755,000	(1,202,000)
Increase in prepaid expenses	(130,000)	(125,000)

Increase in accounts payable	255,000	170,000
Increase in deferred revenue	367,000	—
Increase (decrease) in accrued liabilities	(217,000)	178,000

Net cash provided by operating activities	9,735,000	3,862,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,408,000)	(3,787,000)
Proceeds from maturity of short-term investments	—	5,550,000
Acquisition of short-term investments	(21,309,000)	(6,245,000)

Net cash used in investing activities	(42,717,000)	(4,482,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	35,000	474,000
Proceeds from line of credit	10,000,000	—
Repayment on line of credit	(10,000,000)	—
Proceeds from stock offering	41,004,000	—

Net cash provided by financing activities	41,039,000	474,000

Net increase (decrease) in cash and cash equivalents	8,057,000	(146,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,587,000	3,389,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,644,000	$3,243,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$376,000	$14,000

NON CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on investments	$(144,000)	$(46,000)

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

2. OPINION OF MANAGEMENT

     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months and six months ended March 31, 2005, are not necessarily indicative of the results to be expected for the fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company’s 2004 Form 10-K.

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

The SFAS 123 pro forma information for the three months and the six months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2005	2004	2005	2004
Net income, as reported	$2,327,000	$1,999,000	$3,927,000	$2,505,000
Add: Stock-based employee compensation expense included in net income, net of tax	—	73,000	45,000	73,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(107,000)	(152,000)	(251,000)	(230,000)

Net income, pro forma	$2,220,000	$1,920,000	$3,721,000	$2,348,000

Basic:
Net income per common share, as reported	$0.37	$0.36	$0.66	$0.45

Net income per common share, pro forma	$0.35	$0.35	$0.63	$0.43

Diluted:
Net income per common share, as reported	$0.37	$0.36	$0.65	$0.45

Net income per common share, pro forma	$0.35	$0.34	$0.61	$0.42

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for the first annual period beginning after June 15, 2005. The impact to the Company’s financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense recognized will be dependent on the value of the Company’s common stock and the number of options awarded.

3. NET INCOME PER COMMON SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the SFAS 128 requirements.

     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2005	2004	2005	2004
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$2,327,000	$1,999,000	$3,927,000	$2,505,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	6,262,794	5,535,514	5,947,148	5,511,524

Effect of dilutive securities-employee stock options	97,551	60,650	104,265	40,682

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	6,360,345	5,596,164	6,051,413	5,552,206

Net income per common share	$0.37	$0.36	$0.66	$0.45

Net income per common share-assuming dilution	$0.37	$0.36	$0.65	$0.45

4. DEBT

     On December 22, 2004, the Company entered into a revolving line of credit loan agreement with Western National Bank under which it may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. This agreement is secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying its eighth and ninth data acquisition crews, the Company borrowed $5.0 million on January 12, 2005 and the remaining $5.0 million available under the loan agreement on February 1, 2005. As of March 31, 2005, the Company had repaid the $10.0 million balance outstanding under the credit loan agreement and the associated interest as a partial use of proceeds from the Company’s public offering of 1,800,000 shares of its common stock. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth.

5. CONTINGENCY

     In connection with a 2004 geophysical survey, the Company received a demand letter in January 2005 from a landowner alleging surface damage by the Company. The matter has now been settled without litigation for an immaterial amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

     All statements other than statements of historical fact included in this report, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, ability to obtain land access rights of way and the availability of capital resources. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. A discussion of these factors, including risks and uncertainties, is set forth in our Form 10-K and in our other reports filed from time to time with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

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

     We continue to focus on increasing revenues and profitability. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including crew downtime related to inclement weather or delays in acquiring land access permits. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreement with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity for the remainder of calendar 2005. In response to the additional demand for our services, we added our tenth crew in January 2005, and will field our eleventh crew in May, 2005.

Highlights of the Quarter Ended March 31, 2005

     Our financial performance from operations for the second quarter of fiscal 2005 significantly improved when compared to our financial performance for the second quarter of fiscal 2004 as a result of increased demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices during 2004 and into 2005. This increased demand had the following principal effects:

•	During the second fiscal quarter of 2005, we operated ten data acquisition crews as compared to six crews that operated in the second quarter of fiscal 2004.

•	We continued to experience price improvements and more favorable contract terms in our agreements with clients. These factors helped improve our revenues during the second quarter of fiscal 2005.

•	The offering raised net proceeds of approximately $41 million that were used to fund our continued expansion and to repay borrowings under our revolving line of credit agreement.

•	The provision for income taxes for the three and six months ended March 31, 2005 increased to $426,000 and $1,307,000, respectively, from zero for the comparable periods in 2004 primarily due to the increase in our income before taxes and the fact that we fully utilized our alternative minimum tax net operating loss carryforwards during the quarter ending March 31, 2005.

Results of Operations

     Operating Revenues. Our operating revenues for the first six months of fiscal 2005 increased 56.7% from $30,678,000 to $48,074,000 for the first six months of fiscal 2004. For the three months ended March 31, 2005, operating revenues totaled $26,515,000 versus $15,203,000 for the same period of fiscal 2004, a 74.4% increase as a result of increased demand for our services. As a result of increased demand during the first six months of fiscal 2005, we were able to field additional data acquisition crews, obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2004 with six data acquisition crews. The seventh crew was added in March of 2004 and the eighth and ninth crews were fielded in the fourth quarter of fiscal 2004. Our tenth crew went into operation in January 2005, and we expect to field an additional crew, our eleventh, in May 2005.

     Operating Costs. Operating expenses for the six months ended March 31, 2005 totaled $38,222,000 versus $24,953,000 for the same period of fiscal 2004. For the quarter ended March 31, 2005, operating expenses totaled $21,378,000 versus $11,642,000 for the quarter ended March 31, 2004. Increases in operating expenses are due to the ongoing expenses of the three crews added after the first quarter of fiscal 2004.

     General and administrative expenses were approximately 3.7 % and 4.0% of revenues in the first six months of fiscal 2005 and 2004, respectively. For the quarter ended March 31, 2005 general and administrative expenses totaled $989,000 as compared to $601,000 for the same period in fiscal 2004. General and administrative expenses are expected to increase to support expanded field operations and to assimilate Sarbanes-Oxley reporting requirements.

     Depreciation for the six months ended March 31, 2005 totaled $3,132,000 as compared to $2,225,000 for the six months ended March 31, 2004. We recognized $1,662,000 of depreciation expense in the second quarter of fiscal 2005 as compared to $1,117,000 in the comparable quarter of fiscal 2004 as a result of the significant capital expenditures we made from April to September of 2004. Our depreciation expense is also expected to increase during the remaining quarters of fiscal 2005, reflecting our significant capital expenditures in fiscal 2004 and the first six months of fiscal 2005, and our expected capital budget for the remainder of fiscal 2005.

     Our total operating costs for the first six months of fiscal 2005 were $43,137,000, an increase of 51.9% from the first six months of fiscal 2004. For the quarter ended March 31, 2005, our operating expenses were $24,029,000 representing a 79.9% increase from the comparable quarter of fiscal 2004. These increases in the first six month period and for the second quarter were primarily due to the factors described above.

     Taxes. The provision for income taxes for the three and six months ended March 31, 2005 increased to $426,000 ($.07 per share) and $1,307,000 ($.22 per share), respectively, from zero for the comparable periods in 2004. This change resulted primarily from the increase in our income before taxes and the fact that we had fully utilized our alternative minimum tax net operating loss carryforwards during the quarter ending March 31, 2005. We anticipate we will continue to recognize current income tax expense in subsequent quarters.

Liquidity and Capital Resources

     Introduction. Our principal source of cash is amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and short term borrowings from commercial banks has been sufficient to fund our working capital requirements, and to some extent, our capital expenditures. In March 2005, we successfully completed a public offering of 1,800,000 shares of our common stock. The offering raised net proceeds of approximately $41 million that were used to fund our continued expansion and to repay borrowings under our revolving line of credit agreement.

     Cash Flows. Net cash provided by operating activities was $9,735,000 for the first six months of fiscal 2005 and $3,862,000 for the first six months of fiscal 2004. These amounts primarily reflect results of operations offset by changes in working capital components, depreciation and other non-cash items, including deferred income tax expense. The increase in cash provided by operating activities in the first six months of fiscal 2005 resulted primarily from the decrease in accounts receivable due to increased receivable collections during fiscal 2005, and the increase in net income due to the continued expansion of our business.

     Net cash used in investing activities was $42,717,000 through March 31, 2005 and $4,482,000 through the six months ended March 31, 2004. These results represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures were made with cash generated from operations and short-term investments and during fiscal 2005 with cash from our revolving line of credit agreement discussed below.

     Net cash provided by financing activities for the six months period ending March 31, 2005 was $41,039,000 and primarily reflects proceeds from the public stock offering completed February 28, 2005 discussed elsewhere in this report.

     Capital Expenditures. During the first six months of fiscal 2005, capital expenditures of $21,408,000, were used to complete the outfitting of our eighth and ninth data acquisition crews, to deploy our tenth crew, and to prepare to deploy our eleventh crew in the May 2005 and for maintenance capital requirements.

     We have budgeted capital expenditures of approximately $12 million for the remainder of fiscal 2005, of which approximately $1 million will be used to complete the funding of our January 2005 crew expansion, approximately $5 million will be used to field an additional crew, our eleventh, in May 2005, and the remainder will be used for maintenance capital requirements.

     We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. As a result of our recent increased capital needs resulting from continued expansion of our business, we obtained a $10 million revolving line of credit loan agreement in December 2004 and completed a public offering of our common stock in March 2005.

     In March 2005 we successfully completed a public offering of 1,800,000 shares of our common stock. Net proceeds from the offering were approximately $41.1 million and were used to fund our continued expansion and to repay borrowings under our revolving line of credit agreement.

     On December 22, 2004, we entered into a revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying our eighth and ninth data acquisition crews we borrowed $5.0 million under the loan agreement on January 12, 2005, and the remaining $5.0 million available under the loan agreement on February 1, 2005. As of March 31, 2005 we repaid the $10,000,000 balance outstanding under the loan agreement and the associated interest as a partial use of proceeds from our public offering of 1,800,000 shares of our common stock. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth.

     The following table summarizes payments due in specific periods related to our contractual obligations as of March 31, 2005:

	Payments Due by Period
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Operating lease obligations	$476	$143	$333	$0	$0

     We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our remaining fiscal 2005 capital requirements through our short-term investments and cash flow from operations, through borrowings under our revolving line of credit and from the proceeds of the common stock offering discussed above. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

     As of March 31, 2005, we had no off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has announced it will require all public companies to expense the fair value of employee stock awards. The final requirements will be effective for the first annual period beginning after June 15, 2005. The impact to our financial statements will be in the form of additional compensation expense upon the award of any stock options. The amount of the compensation expense we will recognize is dependent on the value of our common stock and the number of options we award.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At March 31, 2005, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of March 31, 2005, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of March 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our reports filed or submitted under the Exchange Act within the required time period. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In connection with a 2004 geophysical survey, we received a demand letter in January 2005 from a landowner alleging surface damage by us. The matter has been settled without litigation for an immaterial amount.

     From time to time we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on January 25, 2005, the following actions were taken:

     1. The following directors were elected to serve for a term of one year or until their successors are duly elected and qualified:

Name	For	Withheld
Paul H. Brown	5,317,280	4,900
L. Decker Dawson	5,305,330	16,850
Gary M. Hoover	5,319,646	2,534
Stephen C. Jumper	5,301,080	21,100
Tim C. Thompson	5,312,280	9,900

     Pursuant to the terms of our Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

     2. A proposal by the Board of Directors to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2005 was approved by the stockholders. The stockholders cast 4,896,433 votes in favor of the proposal and 61,841 votes against the proposal. There were 388,218 abstentions.

ITEM 6. EXHIBITS

     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: May 12, 2005	By:	/s/ L. Decker Dawson
L. Decker Dawson
Chairman of the Board of Directors and Chief Executive Officer

DATE: May 12, 2005	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1	Restated Articles of Incorporation of the Company (filed on December 10, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 000-10144) and incorporated herein by reference).

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.