Form 10-Q
period 2005-06-30
DAWSON GEOPHYSICAL CO
filed 2005-08-09
CIK 351231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ______to ______
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at June 30, 2005
Common Stock, $.33 1/3 par value	7,461,794 shares

DAWSON GEOPHYSICAL COMPANY

 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Operating revenues	$31,500,000	$17,112,000	$79,574,000	$47,790,000
Operating costs:
Operating expenses	22,878,000	13,504,000	61,100,000	38,457,000
General and administrative	1,409,000	648,000	3,192,000	1,867,000
Depreciation	2,387,000	1,156,000	5,519,000	3,381,000

	26,674,000	15,308,000	69,811,000	43,705,000

Income from operations	4,826,000	1,804,000	9,763,000	4,085,000
Other income:
Interest income	212,000	58,000	335,000	175,000
Interest expense	—	—	(65,000)	—
Gain (loss) on disposal of assets	149,000	(1,000)	149,000	(4,000)
Gain (loss) on sale of short-term investments	(4,000)	(15,000)	(4,000)	(15,000)
Other	—	143,000	239,000	253,000

Income before income tax	5,183,000	1,989,000	10,417,000	4,494,000

Income tax (expense) benefit:
Current	(783,000)	—	(1,516,000)	—
Deferred	(1,043,000)	—	(1,617,000)

	(1,826,000)	—	(3,133,000)	—

Net income	$3,357,000	$1,989,000	$7,284,000	$4,494,000

Net income per common share	$0.45	$0.36	$1.13	$0.81

Net income per common share-assuming dilution	$0.45	$0.35	$1.11	$0.80

Weighted average equivalent common shares outstanding	7,445,525	5,584,442	6,446,607	5,535,741

Weighted average equivalent common shares outstanding-assuming dilution	7,540,963	5,681,372	6,542,479	5,601,703

See accompanying notes to the financial statements.

Dawson Geophysical Company
Balance Sheets

	June 30,	September 30,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,527,000	$3,587,000
Short-term investments	20,374,000	4,130,000
Accounts receivable, net of allowance for doubtful accounts of $335,000 in 2005 and $199,000 in 2004	28,186,000	16,979,000
Prepaid expenses and other assets	765,000	440,000
Current deferred tax asset	1,968,000	—

Total current assets	56,820,000	25,136,000

Deferred tax asset	—	1,648,000

Property, plant and equipment	126,517,000	94,050,000
Less accumulated depreciation	(67,655,000)	(64,075,000)

Net property, plant and equipment	58,862,000	29,975,000

	$115,682,000	$56,759,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,712,000	$3,357,000
Accrued liabilities:
Payroll costs and other taxes	1,603,000	742,000
Other	2,032,000	971,000
Deferred revenue	2,685,000	1,407,000

Total current liabilities	15,032,000	6,477,000

Deferred tax liability	1,937,000	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 10,000,000 shares authorized, 7,461,794 and 5,633,794 shares issued and outstanding in each period	2,487,000	1,878,000
Additional paid-in capital	80,569,000	39,949,000
Other comprehensive income, net of tax	(110,000)	(28,000)
Retained earnings	15,767,000	8,483,000

Total stockholders’ equity	98,713,000	50,282,000

	$115,682,000	$56,759,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,284,000	$4,494,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,519,000	3,381,000
Loss (gain) on disposal of assets	(149,000)	4,000
Loss on sale of short-term investments	4,000	15,000
Deferred income tax expense	1,617,000	—
Non-cash compensation	45,000	92,000
Other	(1,000)	(64,000)

Change in current assets and liabilities:
Increase in accounts receivable	(11,207,000)	(7,056,000)
Increase in prepaid expenses	(325,000)	(216,000)
Increase in accounts payable	5,355,000	1,840,000
Increase in deferred revenue	1,278,000	—
Increase (decrease) in accrued liabilities	1,922,000	669,000

Net cash provided by operating activities	11,342,000	3,159,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,433,000)	(8,475,000)
Proceeds from sale of short-term investments	4,965,000	2,973,000
Proceeds from maturity of short-term investments	—	7,550,000
Acquisition of short-term investments	(21,309,000)	(6,245,000)
Proceeds from sale disposal of assets	183,000	35,000

Net cash used in investing activities	(50,594,000)	(4,162,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	188,000	767,000
Proceeds from line of credit	10,000,000	—
Repayment on line of credit	(10,000,000)	—
Proceeds from stock offering	41,004,000	—

Net cash provided by financing activities	41,192,000	767,000

Net increase (decrease) in cash and cash equivalents	1,940,000	(236,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,587,000	3,389,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,527,000	$3,153,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$476,000	$14,000

NON CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on investments	$(82,000)	$(148,000)

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months and nine months ended June 30, 2005, are not necessarily indicative of the results to be expected for the fiscal year.
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
     Tax Accounting. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly affect these estimates. Those factors, among others, could have a material impact on the Company’s provision or benefit for income taxes.
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

The SFAS 123 pro forma information for the three months and the nine months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income, as reported	$3,357,000	$1,989,000	$7,284,000	$4,494,000
Add: Stock-based employee compensation expense included in net income, net of tax	—	—	45,000	73,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(107,000)	(79,000)	(359,000)	(310,000)

Net income, pro forma	$3,250,000	$1,910,000	$6,970,000	$4,257,000

Basic:

Net income per common share, as reported	$0.45	$0.36	$1.13	$0.81

Net income per common share, pro forma	$0.44	$0.34	$1.08	$0.77

Diluted:

Net income per common share, as reported	$0.45	$0.35	$1.11	$0.80

Net income per common share, pro forma	$0.43	$0.34	$1.07	$0.76

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
3. NET INCOME PER COMMON SHARE
     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (Statement 128”). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2005	2004	2005	2004
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$3,357,000	$1,989,000	$7,284,000	$4,494,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,445,525	5,584,442	6,446,607	5,535,741

Effect of dilutive securities-employee stock options	95,438	96,930	95,872	65,962

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,540,963	5,681,372	6,542,479	5,601,703

Net income per common share	$0.45	$0.36	$1.13	$0.81

Net income per common share-assuming dilution	$0.45	$0.35	$1.11	$0.80

4. DEBT
     On December 22, 2004, the Company entered into a revolving line of credit loan agreement with Western National Bank under which it may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. This agreement is secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying its eighth and ninth data acquisition crews, the Company borrowed $5.0 million on January 12, 2005 and the remaining $5.0 million available under the loan agreement on February 1, 2005. As of March 31, 2005, the Company had repaid the $10.0 million balance outstanding under the credit loan agreement and the associated interest as a partial use of proceeds from the Company’s public offering of 1,800,000 shares of its common stock. The Company did not utilize the revolving line of credit during the quarter ended June 30, 2005. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth.
5. CONTINGENCY
     From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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
     Accordingly, our return to profitability in fiscal 2004 after several years of losses is directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to expand our market position, including by responding to our client’s desire for higher resolution subsurface images.
     While no increase in the Company’s crew count is currently anticipated, we continue to focus on increasing the revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews and adding to our energy source fleet. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including crew downtime related to inclement weather or delays in acquiring land access permits. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreement with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into the first quarter of calendar 2006.
Highlights of the Quarter Ended June 30, 2005
     Our financial performance from operations for the third quarter of fiscal 2005 significantly improved when compared to our financial performance for the third quarter of fiscal 2004 as a result of increased demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices during 2004 and into 2005. This increased demand had the following principal effects:
•
During the third fiscal quarter of 2005, we operated ten data acquisition crews as compared to seven crews that operated in the third quarter of fiscal 2004. In May 2005 we deployed our eleventh data acquisition crew.

•	We continued to experience price improvements and more favorable contract terms in our agreements with clients. These factors helped improve our revenues during the third quarter of fiscal 2005.

•
We continued to grow by upgrading our recording capacity, expanding the channel count of existing crews, adding to our energy source fleet and making technical improvements in all phases of our operations.

Results of Operations
     Operating Revenues. Our operating revenues for the first nine months of fiscal 2005 increased 66.5% from $47,790,000 to $79,574,000. For the three months ended June 30, 2005, operating revenues totaled $31,500,000 versus $17,112,000 for the same period of fiscal 2004, a 84.1% increase as a result of increased demand for our services. As a result of this increased demand, we were able to field three additional data acquisition crews, obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2005 with nine data acquisition crews. The eighth and ninth crews were fielded in the fourth quarter of fiscal 2004. Due to continued demand for our services, we put our tenth crew into operation in January 2005 and our eleventh crew was deployed in May of 2005.
     Operating Costs. Operating expenses for the nine months ended June 30, 2005 totaled $61,100,000 versus $38,457,000 for the same period of fiscal 2004. For the quarter ended June 30, 2005, operating expenses totaled $22,878,000 versus $13,504,000 for the quarter ended June 30, 2004. Increases in operating expenses are due to the ongoing expenses of the two crews added in the fourth quarter of fiscal 2004 and the two crews added in fiscal 2005.
     General and administrative expenses were approximately 4.0% and 3.9% of revenues in the first nine months of fiscal 2005 and 2004, respectively. For the quarter ended June 30, 2005 general and administrative expenses totaled $1,409,000 as compared to $648,000 for the same period in fiscal 2004. General and administrative expenses have increased to support expanded field operations and to assimilate Sarbanes-Oxley reporting requirements.
     Depreciation for the nine months ended June 30, 2005 totaled $5,519,000 as compared to $3,381,000 for the nine months ended June 30, 2004. We recognized $2,387,000 of depreciation expense in the third quarter of fiscal 2005 as compared to $1,156,000 in the comparable quarter of fiscal 2004 as a result of the significant capital expenditures we made from April to September of 2004. Our depreciation expense is also expected to increase during the remainder of fiscal 2005 reflecting our significant capital expenditures in fiscal 2004 and the nine months of fiscal 2005 and our expected capital budget for the remainder of fiscal 2005.
     Our total operating costs for the first nine months of fiscal 2005 were $69,811,000, an increase of 59.7% from the first nine months of fiscal 2004, and for the quarter ended June 30, 2005 operating expenses of $26,674,000 represent a 74.2% increase from the comparable quarter of fiscal 2004 primarily due to the factors described above.
     Taxes. The provision for income taxes for the three and nine months ended June 30, 2005 increased to $1,826,000 ($0.24 per share) and $3,133,000 ($0.48 per share), respectively, from zero for the comparable periods in 2004. This increase resulted primarily from the increase in our income before taxes and the fact that we had fully utilized our alternative minimum tax net operating loss carryforwards during the quarter ending March 31, 2005. We anticipate we will continue to recognize current income tax expense in subsequent quarters.
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
     Cash Flows. Net cash provided by operating activities was $11,342,000 for the first nine months of fiscal 2005 and $3,159,000 for the first nine months of fiscal 2004. These amounts primarily reflect results of operations offset by changes in working capital components, depreciation and other non-cash items, including deferred income tax expense. The increase in cash provided by operating activities in the first nine months of fiscal 2005 resulted primarily from the increases in accounts receivable and net income due to the continued expansion of our business.
     Net cash used in investing activities was $50,594,000 through June 30, 2005 and $4,162,000 through the nine months ended June 30, 2004. These results represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures were made with cash generated from operations and short-term investments and during fiscal 2005 with cash from our revolving line of credit agreement discussed below and proceeds from the public stock offering discussed above.
     Net cash provided by financing activities June 30, 2005 was $41,192,000 and primarily reflects proceeds from the public stock offering.
     Capital Expenditures. During the first nine months of fiscal 2005, capital expenditures of $34,433,000, were used to complete the outfitting of our eighth and ninth data acquisition crews, to deploy our tenth and eleventh crews, to acquire additional recording channels and energy source units and for maintenance capital requirements.
     We have budgeted capital expenditures of approximately $3 million for the remainder of fiscal year 2005, which will be used for maintenance capital requirements.
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

     On March 5, 2005, we filed a shelf registration statement with the Securities and Exchange Commission covering the offer and sale from time to time of up to $75 million in debt securities, preferred and common stock, and warrants. The registration statement allows us to sell securities, after the registration statement has been declared effective by the SEC, in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be separately filed with the SEC at the time of the offering. We do not expect to make an offering at this time. However, the filing will enable us to act quickly as opportunities arise.
     In March 2005 we successfully completed a public offering of 1,800,000 shares of our common stock. Net proceeds from the offering were approximately $41.1 million and were used to fund our continued expansion and to repay borrowings under our revolving line of credit agreement.
     On December 22, 2004, we entered into a revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate and (ii) 5.0%. In connection with equipping and deploying our eighth and ninth data acquisition crews we borrowed $5.0 million under the loan agreement on January 12, 2005, and the remaining $5.0 million available under the loan agreement on February 1, 2005. As of March 31, 2005 we repaid the $10,000,000 balance outstanding under the loan agreement and the associated interest as a partial use of proceeds from our public offering of 1,800,000 shares of our common stock. We did not borrow under the loan agreement during the third fiscal quarter of 2005. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth.
     The following table summarizes payments due in specific periods related to our contractual obligations as of June 30, 2005:

	Payments Due by Period
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$428	$143	$285	$0	$0

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
Off-Balance Sheet Arrangements
     As of June 30, 2005, we had no off-balance sheet arrangements.
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
     Stock Based Compensation. In accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we have not recorded compensation for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock market price on the grant date.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At June 30, 2005, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of June 30, 2005, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of June 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our reports filed or submitted under the Exchange Act within the required time period. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

DAWSON GEOPHYSICAL COMPANY

DATE: August 9, 2005	By:	/s/ L. Decker Dawson

L. Decker Dawson
Chairman of the Board of Directors and Chief Executive Officer

DATE: August 9, 2005	By:	/s/ Christina W. Hagan

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