Form 10-K
period 2005-09-30
DAWSON GEOPHYSICAL CO
filed 2005-12-14
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission File No. 0-10144
DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
508 West Wall, Suite 800, Midland, Texas 79701
(Principal Executive Office)
Telephone Number: 432-684-3000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.33 1/3 par value	Nasdaq
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 31, 2005, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $167,487,450.
      On December 9, 2005, there were 7,491,044 shares of Dawson Geophysical Company Common stock, $0.33 1/3 par value, outstanding.
      As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders held on January 24, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY
FORM 10-K
For the Fiscal Year Ended September 30, 2005
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather interruptions, managing growth, inability to obtain land access rights of way, the volatility of oil and gas prices, and the availability of capital resources. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
Part I

Item 1.	BUSINESS
General
      Dawson Geophysical Company is the leading provider of onshore seismic data acquisition services in the United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D, and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2005, substantially all of our revenues were derived from 3-D seismic data acquisition operations.
      As of September 30, 2005, we operated eleven 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver and Oklahoma City. Our geophysicists perform data processing in our Midland and Houston offices and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. To avoid potential conflicts of interest with our clients, we do not acquire seismic data for our own account nor do we participate in oil and gas ventures.
      Since 2003, higher commodity prices have led to a significant increase in the level of spending for domestic exploration and development of oil and natural gas reserves. This resulted in greater demand for newly-acquired seismic data by many oil and gas companies. These factors and changes in the competitive landscape in our market enabled us to expand our data acquisition and processing capacity by adding new personnel with technical and operational expertise to our existing highly skilled workforce. We believe these additions fortified our position as the leading provider of onshore seismic data acquisition services in the United States and resulted in increased market share in terms of the number of active crews operating. We accelerated this expansion during fiscal 2004 with the addition of three data acquisition crews, increased recording capacity company-wide and improvements to our data processing center. We continued this growth in 2005 with the addition of our tenth data acquisition crew in January and our eleventh crew in May of 2005. These expansions were in response to continued demand for our high-resolution 3-D seismic services as well as our clients’ recognition of our technical and operational expertise. While we currently do not anticipate an increase in the Company’s crew count, we continue to focus on opportunities to improve the revenues and profitability of our existing crews by obtaining more favorable pricing terms in our client contracts, expanding crew recording capabilities, and increasing crew productivity.
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
      We are able to collect seismic data using either 2-D or 3-D methods. The 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. Recent technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method produces an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface, and identify subsurface anomalies which are favorable for the accumulation of hydrocarbons.
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
      Data Acquisition. The seismic survey begins at the time a client requests that we formulate a proposal to acquire seismic data on its behalf. Geophysicists then assist the client in designing the specifications of the proposed 3-D survey. If the client accepts our proposal, a permit agent then obtains access rights of way from the landowners where the survey is to be conducted.
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
      In 2000, we had an operating capacity of six land-based seismic data acquisition crews with an aggregate recording channel count of approximately 20,000 and 52 vibrator energy source units. As of September 30, 2004, we owned equipment for nine crews and 70 vibrator energy source units and had capacity in excess of 38,000 recording channels,. As a result of our continued expansion, as of September 30, 2005, we own equipment for eleven crews and 75 vibrator energy source units and have capacity in excess of 58,000 recording channels, any of which may be configured to meet the demands of specific survey designs. Each crew consists of approximately 60 technicians, 25 associated vehicles with off-road capabilities, 50,000 to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. As of September 30, 2005 we operated eleven Input/ Output System Two® recording systems, six with radio capability and five cable-based systems.
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
Equipment Acquisition and Capital Expenditures
      We monitor and evaluate advances in geophysical technology and commit capital funds to purchase equipment we deem most promising in order to maintain our competitive position. Purchasing new assets and continually upgrading capital assets require a continuing commitment to capital spending. For fiscal year 2005, we made capital expenditures of $38,219,000, in part to complete the outfitting of two data acquisition crews fielded in fiscal year 2004 and to deploy two additional crews fielded in fiscal year 2005. While no increase in our crew count is currently anticipated, we have an approved initial capital budget of $10,000,000 for fiscal 2006 to upgrade recording capacity, expand the channel count of existing crews, add to our energy source fleet, and make technical improvements in all phases of our operations.
Clients
      Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.
      Our clients range from major oil companies to small independent oil and gas operators and also include providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. We believe that the loss of any one of our clients would not have a material impact on our business. During 2005, sales to our three largest clients represented 15%, 13%, and 10% of our revenues, respectively. The largest client acts as an agent for other entities that are the actual purchasers of our services. Sales to each of the actual purchasers represented less than 10% of our total revenues. Because of our relatively large client base, our largest clients have varied from year to year.
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

Competition
      The acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Since the departure of our principal competitor, Western GECO, a subsidiary of Schlumberger N.V., from our market in 2003, our primary competitors have been Veritas DGC, Petroleum Geo Services, Quantum Geophysical and Tidelands Geophysical.
Employees
      As of September 30, 2005, we employed approximately 803 persons, of which 716 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, 12 are engaged in data processing, 15 are administrative personnel, 52 are engaged in equipment maintenance and transport and 8 are executive officers. Of the employees listed above, 9 are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.
Available Information
      All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (“SEC”) on or after May 9, 1995 are available free of charge through our internet website, www.dawson3d.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our internet website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an internet site containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A.	RISK FACTORS
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

If we do not manage our recent growth effectively our results of operations could be affected.
      We have experienced substantial growth during the last two fiscal years, adding five seismic data acquisition crews during this period. This growth has presented a challenge to our systems, processes, resources, personnel, management and other infrastructure and support mechanisms. If we do not manage these growth challenges effectively, our profitability and results of operations could be adversely affected, our management resources may be diverted and our future growth impeded.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our stock price.
      We have for the first time completed the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
      Our principal facilities are summarized in the table below.

	Owned or		Building Area
Location	Leased	Purpose	Square Feet

Midland, TX	Leased	Executive offices and data processing	18,400
Midland, TX	Owned	Field office	53,000
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
      No matter has been submitted during the fourth quarter of the 2005 fiscal year to a vote of our security holders, through the solicitation of proxies or otherwise. However, please refer to our Proxy Statement for the Annual Meeting held on January 24, 2006 (the “Proxy Statement”), filed with the Securities and Exchange Commission, notifying security holders as to the election of Directors, an increase in the number of authorized common shares, an increase to the number of shares available for allocation under the Dawson Geophysical Company 2004 Incentive Stock Plan and selection of KPMG LLP as our independent registered public accounting firm.
Part II

Item 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices for the period shown.

Quarter Ended	High	Low

December 31, 2003	$8.54	$6.46
March 31, 2004	$12.47	$7.62
June 30, 2004	$22.39	$12.00
September 30, 2004	$26.24	$16.82
December 31, 2004	$27.66	$17.13
March 31, 2005	$25.62	$17.91
June 30, 2005	$25.40	$19.11
September 30, 2005	$32.99	$20.96
      As of November 25, 2005, we had 180 common stockholders of record as reported by our transfer agent.
      We have not paid cash dividends on our Common Stock since becoming a public company and have no plans to do so in the foreseeable future.
      The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2005.
Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	224,500	$8.87	319,000
Equity compensation plans not approved by security holders	—	—	—
Total	224,500	$8.87	319,000

Item 6.	SELECTED FINANCIAL DATA
      The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Dawson Geophysical Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”.

Years Ended September 30	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Operating revenues	$116,663	$69,346	$51,592	$36,078	$37,878
Net income (loss)	$10,016	$8,618	$(899)	$(2,292)	$(4,978)
Net income (loss) per common share	$1.50	$1.55	$(0.16)	$(0.42)	$(0.91)
Weighted average equivalent common shares outstanding	6,706	5,559	5,485	5,463	5,443
Total assets	$114,127	$56,759	$42,792	$44,291	$45,381
Long term debt-less current maturities	$—	$—	$—	$—	$—
Stockholders’ equity	$101,904	$50,282	$40,662	$41,586	$43,582

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      Accordingly, our return to profitability in fiscal 2004 after several years of losses is directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our client’s desire for higher resolution subsurface images.
      While no increase in the Company’s crew count is currently anticipated, we continue to focus on increasing the revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews and adding to our energy source fleet. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into calendar 2006.
Fiscal 2005 Highlights
      Our financial performance for fiscal 2005 significantly improved when compared to our financial performance for fiscal 2004 as a result of continuing high demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices. As a result of continuing high demand:

•	We added capacity to existing crews and fielded two additional data acquisition crews.

•	We continued to experience price improvements and more favorable contract terms in our agreements with clients. These factors helped improve our revenues during fiscal 2005.

•	We continued to grow by upgrading our recording capacity, expanding the channel count of existing crews, adding to our energy source fleet and making technical improvements in all phases of our operations.

•	We recognized income tax expense in fiscal 2005 as a result of our continued profitability.

•	In March 2005 we successfully completed a public offering of 1,800,000 shares of common stock. The offering raised net proceeds of approximately $41 million that were used to fund our continued expansion and to repay borrowings under our revolving line of credit. Also, in August 2005 we filed a shelf registration statement with the Securities and Exchange Commission to enable us to act quickly as opportunities arise to enhance the capabilities of our operations.
Fiscal Year Ended September 30, 2005 Versus Fiscal Year Ended September 30, 2004
      Operating Revenues. Our operating revenues increased 68% from $69,346,000 in fiscal 2004 to $116,663,000 in fiscal 2005 as a result of continuing high demand for our services. As a result of continuing high demand, we were able to field two additional data acquisition crews, obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2005 with nine data acquisition crews. The tenth crew was added in January and the eleventh crew was fielded in May 2005.
      Operating Costs. Our operating expenses increased 63% from $55,618,000 in fiscal 2004 to $90,465,000 in fiscal 2005 primarily due to the start-up and ongoing expenses of the two new data acquisition crews added during the year and the full year of service for the eighth and ninth crews fielded in the fourth quarter of fiscal 2004.
      General and administrative expenses were 3.9% of revenues in fiscal 2005, the same as in fiscal 2004. The fact that our percentage of general and administrative spending was the same as in fiscal 2005 despite the significant increase in our fiscal 2005 total revenues reflects the increases in these expenses necessary to support expanded field operations and to comply with Sarbanes-Oxley reporting requirements.
      We recognized $8,179,000 of depreciation expense in fiscal 2005 as compared to $4,653,000 in fiscal 2004, reflecting the full year of depreciation expense from our fiscal 2004 capital expenditures. Our depreciation expense is also expected to increase in fiscal 2006 as a result of our significant capital expenditures in fiscal 2005.
      Our total operating costs for fiscal 2005 were $103,134,000, an increase of 64% from fiscal 2004 primarily due to the factors described above.
      Taxes. Our income tax expense was $4,506,000 in fiscal 2005 as compared to an income tax benefit of $1,536,000 in fiscal 2004. The fiscal 2005 expense was primarily due to recording income tax expense as a result of our continued profitability in 2005. The fiscal 2004 tax benefit was primarily due to a deferred income tax benefit from the elimination of a valuation allowance on our deferred tax asset generated from net operating loss carryforwards. The fiscal 2005 current tax expense reflects alternative minimum tax (“AMT”) calculated on net income not eligible for offset by AMT credit carryforwards. We anticipate we will recognize increased income tax expense in future years as we fully utilize our federal net operating loss (“NOL”) carryforwards and AMT credit carryforwards.
Fiscal Year Ended September 30, 2004 Versus Fiscal Year Ended September 30, 2003
      Operating Revenues. Our operating revenues increased 34% from $51,592,000 in fiscal 2003 to $69,346,000 in fiscal 2004 as a result of increased demand for our services. As a result of this increased demand, we were able to field three additional data acquisition crews, obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2004 with six data acquisition crews. The seventh crew was added in March and the eighth and ninth crews were fielded in the fourth quarter of fiscal 2004. Approximately $375,000 of our revenue was related to a negotiated release from contract performance by one customer. The release was at the request of the client and did not involve any performance issues.
      Operating Costs. Our operating expenses increased 21% from $46,151,000 in fiscal 2003 to $55,618,000 in fiscal 2004 due to the start-up and ongoing expenses of the three new crews added during the year.
      General and administrative expenses were 3.9% of revenues in fiscal 2004 as compared to 4.7% in fiscal 2003. The reduction in the percentage of general and administrative expenses to revenues in fiscal 2004 reflects our relatively fixed operating costs and the increase in our revenues during this period. General and administrative expenses are expected to increase to support expanded field operations and to assimilate Sarbanes-Oxley reporting requirements. In fiscal 2004, we increased our allowance for doubtful accounts by $100,000 in response to the increase in business activity and accounts receivable. Historically, we have had no significant write-offs of trade accounts receivable; however, we believed that it was prudent to increase the allowance for doubtful accounts in response to the business from new customers that the increases in the prices of oil and natural gas have generated.
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
      Taxes. Because of our past five profitable quarters and the continued favorable environment for our services, we believed that we would be able to fully use our net operating loss carryforwards. Approximately $0.28 per share of our reported earnings for fiscal 2004 resulted from a deferred income tax benefit resulting from the elimination of a valuation allowance on our deferred tax asset generated from these net operating loss carryforwards. Current tax expense reflects AMT calculated on net income not eligible for offset by AMT loss carryforwards.
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
      Cash Flows. Net cash provided by operating activities was $12,300,000 for fiscal 2005, $8,812,000 for fiscal 2004 and $1,244,000 for fiscal 2003. These amounts primarily reflect results of operations offset by changes in working capital components, depreciation and other non-cash items, including deferred income tax expense. The changes in our working capital components in fiscal 2005 resulted primarily from the increase in demand for our services during fiscal 2005 which led to increases in our accounts receivable, reflecting the increased revenues of our expanding business, and in our accounts payable, reflecting the costs to provide those services.
      Net cash used in investing activities was $54,431,000 in fiscal 2005 and $9,571,000 in fiscal 2004. These results primarily represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures were made with cash generated from operations and short-term investments and during fiscal 2005 with cash from our revolving line of credit agreement and proceeds from the public stock offering discussed below.
      Net cash provided by financing activities in fiscal 2005 was $41,347,000 and primarily reflects proceeds from the public stock offering.
      Capital Expenditures. Our capital expenditures during fiscal 2005 were $38,219,000, which we used to complete the outfitting of our eighth and ninth data acquisition crews, to deploy our tenth and eleventh crews, to acquire additional recording channels and energy source units and for maintenance capital requirements.
      While no increase in our crew count is currently anticipated, we have an approved initial capital budget of $10,000,000 for fiscal year 2006 to upgrade recording capacity, expand the channel count of existing crews, add to our energy source fleet, and make technical improvements in all phases of our operations. These additions will allow us to maintain a competitive position as we respond to client desire for higher resolutions subsurface images.
      We continually strive to supply our clients with technologically advanced 3-D data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.
      Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. We have also funded our capital expenditures and other financing needs through public equity offerings. As a result of our recent increased capital needs resulting from the continued expansion of our business, we obtained a $10 million revolving line of credit agreement in December 2004 and completed a public offering of our common stock in March 2005.
      On December 22, 2004, we entered into a revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly (beginning on January 22, 2005) at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. In connection with equipping and deploying our eighth and ninth data acquisition crews we borrowed $5 million under the loan agreement on January 12, 2005, and the remaining $5 million available under the loan agreement on February 1, 2005. As of March 31, 2005 we repaid the $10,000,000 balance outstanding under the loan agreement and the associated interest as a partial use of proceeds from our public offering of 1,800,000 shares of our common stock. We did not borrow under the loan agreement during the remainder of fiscal 2005. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We expect to renew this revolving line of credit loan agreement for an additional year on the same terms and conditions.
      In March 2005 we successfully completed a public offering of 1,800,000 shares of our common stock. Net proceeds from the offering were approximately $41 million and were used to fund our continued expansion and to repay borrowings under our revolving line of credit agreement.
      On August 5, 2005, we filed a shelf registration statement with the Securities and Exchange Commission covering the offer and sale from time to time of up to $75 million in debt securities, preferred and common stock, and warrants. The registration statement allows us to sell securities, after the registration statement has been declared effective by the SEC, in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be separately filed with the SEC at the time of the offering. We do not expect to make an offering at this time. However, the filing will enable us to act quickly as opportunities arise.
      The following table summarizes payments due in specific periods related to our contractual obligations as of September 30, 2005:

	Payments Due by Period

		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating lease obligations	$415	$151	$264	$0	$0

      We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through our short-term investments and cash flow from operations, through borrowings under our revolving line of credit and from the remaining proceeds of the common stock offering discussed above. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.
Off-Balance Sheet Arrangements
      As of September 30, 2005, we had no off-balance sheet arrangements.
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
Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact to our financial statements will be in the form of additional compensation expense upon the award of any stock options and unvested options outstanding. The amount of the compensation expense we will recognize is dependent on the value of our common stock and the number of options we award.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes

in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position and results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of our services and interest rate fluctuations. At September 30, 2005, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of September 30, 2005, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this item appears on pages F-1 through F-17 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
      Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2005.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of September 30, 2005, our internal control over financial reporting was effective. Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their attestation report appears on page F-3.
Changes in Internal Control over Financial Reporting
      There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      None.
Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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
      The information required by this Item 11 is hereby incorporated by reference to the section of the Proxy Statement entitled “Management Compensation.”

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
      Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Fees Paid to the Independent Registered Public Accounting Firm” and is incorporated herein by reference.
Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of Dawson Geophysical Company appear on pages F-1 through F-16 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Accounting Firm
Balance Sheets
Statements of Operations
Stockholders’ Equity and Other Comprehensive Income
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules.
      The following financial statement schedule appears on page F-17 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2005, 2004 and 2003.
      All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.
      The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 14th day of December, 2005.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ L. Decker Dawson

L. Decker Dawson
Chairman of the Board of Directors and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors and Chief Executive Officer	12-14-05

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Operating Officer and Director	12-14-05

/s/ Paul H. Brown Paul H. Brown	Director	12-14-05

/s/ Gary M. Hoover Gary M. Hoover	Director	12-14-05

/s/ Tim C. Thompson Tim C. Thompson	Director	12-14-05

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary, Treasurer and Chief Financial Officer	12-14-05

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dawson Geophysical Company:
      We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. In connection with our audits of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Dallas, Texas
December 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Dawson Geophysical Company:
      We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Form 10-K for the year ended September 30, 2005 that Dawson Geophysical Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Dawson Geophysical Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dawson Geophysical Company as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 13, 2005 expressed an unqualified opinion on those financial statements.

KPMG LLP
Dallas, Texas
December 13, 2005

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	September 30,	September 30,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,803,000	$3,587,000
Short-term investments	20,326,000	4,130,000
Accounts receivable, net of allowance for doubtful accounts of $331,000 in 2005 and $199,000 in 2004	28,696,000	16,979,000
Prepaid expenses and other assets	1,127,000	440,000
Current deferred tax asset	1,229,000	4,694,000

Total current assets	54,181,000	29,830,000
Property, plant and equipment	124,478,000	94,050,000
Less accumulated depreciation	(64,532,000)	(64,075,000)

Net property, plant and equipment	59,946,000	29,975,000

	$114,127,000	$59,805,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,601,000	$3,357,000
Accrued liabilities:
Payroll costs and other taxes	1,198,000	742,000
Other	2,182,000	971,000
Deferred revenue	190,000	1,407,000

Total current liabilities	10,171,000	6,477,000
Deferred tax liability	2,052,000	3,046,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 10,000,000 shares authorized, 7,484,044 and 5,633,794 shares issued and outstanding in each period	2,495,000	1,878,000
Additional paid-in capital	80,987,000	39,949,000
Other comprehensive income, net of tax	(77,000)	(28,000)
Retained earnings	18,499,000	8,483,000

Total stockholders’ equity	101,904,000	50,282,000

	$114,127,000	$59,805,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2005	2004	2003

Operating revenues	$116,663,000	$69,346,000	$51,592,000
Operating costs:
Operating expenses	90,465,000	55,618,000	46,151,000
General and administrative	4,490,000	2,675,000	2,421,000
Depreciation	8,179,000	4,653,000	4,404,000

	103,134,000	62,946,000	52,976,000
Income (loss) from operations	13,529,000	6,400,000	(1,384,000)
Other income:
Interest income	507,000	177,000	328,000
Other	486,000	505,000	209,000

Income (loss) before income tax	14,522,000	7,082,000	(847,000)
Income tax benefit (expense):
Current	(2,035,000)	(96,000)	—
Deferred	(2,471,000)	1,632,000	(52,000)

	(4,506,000)	1,536,000	(52,000)

Net income (loss)	$10,016,000	$8,618,000	$(899,000)

Net income (loss) per common share	$1.50	$1.55	$(0.16)

Net income (loss) per common share-assuming dilution	$1.48	$1.53	$(0.16)

Weighted average equivalent common shares outstanding	6,705,791	5,558,646	5,484,593

Weighted average equivalent common shares outstanding-assuming dilution	6,795,295	5,631,397	5,484,593

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Common Stock			Accumulated
			Additional	Other	Retained
	Number of		Paid-in	Comprehensive	Earnings
	Shares	Amount	Capital	Income	(Deficit)	Total

Balance September 30, 2002	5,467,294	$1,822,000	$38,863,000	$137,000	$764,000	$41,586,000
Net loss					(899,000)	(899,000)
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(145,000)
Less: Reclassification adjustment for gain included in net income				(7,000)
Income tax expense				52,000

Other comprehensive income				(100,000)		(100,000)

Comprehensive income						40,587,000

Issuance of common stock as compensation	20,500	7,000	68,000			75,000

Balance September 30, 2003	5,487,794	1,829,000	38,931,000	37,000	(135,000)	40,662,000
Net income					8,618,000	8,618,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(126,000)
Less: Reclassification adjustment for gain included in net income				47,000
Income tax expense				14,000

Other comprehensive income				(65,000)		(65,000)

Comprehensive income						49,215,000
Issuance of common stock as compensation	8,500	3,000	107,000			110,000
Exercise of stock options	137,500	46,000	911,000			957,000

Balance September 30, 2004	5,633,794	1,878,000	39,949,000	(28,000)	8,483,000	50,282,000
Net income					10,016,000	10,016,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(194,000)
Less: Reclassification adjustment for gain included in net income				100,000
Income tax expense				45,000

Other comprehensive income				(49,000)		(49,000)

Comprehensive income						60,249,000
Tax benefit of employee stock plan			243,000			243,000
Issuance of common stock-public offering	1,800,000	600,000	40,396,000			40,996,000
Issuance of common stock as compensation	3,500	1,000	73,000			74,000
Exercise of stock options	46,750	16,000	326,000			342,000

Balance September 30, 2005	7,484,044	$2,495,000	$80,987,000	$(77,000)	$18,499,000	$101,904,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2005	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,016,000	$8,618,000	$(899,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,179,000	4,653,000	4,404,000
Non-cash compensation	74,000	110,000	75,000
Deferred income tax (benefit) expense	2,471,000	(1,632,000)	52,000
Other	270,000	135,000	(46,000)
Change in current assets and liabilities:
Increase in accounts receivable	(11,717,000)	(7,266,000)	(2,100,000)
Increase in prepaid expenses	(687,000)	(153,000)	(67,000)
Decrease in income taxes receivable	—	—	400,000
Increase (decrease) in accounts payable	3,244,000	2,426,000	(747,000)
Increase in accrued liabilities	1,667,000	820,000	254,000
Increase (decrease) in deferred revenue	(1,217,000)	1,101,000	(82,000)

Net cash provided by operating activities	12,300,000	8,812,000	1,244,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	191,000	40,000	27,000
Capital expenditures	(38,219,000)	(13,889,000)	(6,153,000)
Proceeds from sale of short-term investments	16,334,000	2,973,000	5,964,000
Proceeds from maturity of short-term investments	—	7,550,000	4,000,000
Acquisition of short-term investments	(32,737,000)	(6,245,000)	(3,002,000)

Net cash provided by (used in) investing activities	(54,431,000)	(9,571,000)	836,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	343,000	957,000	—
Proceeds from line of credit	10,000,000	—	—
Repayment on line of credit	(10,000,000)	—	—
Proceeds from stock offering	41,004,000	—	—

Net cash provided by financing activities	41,347,000	957,000	—

Net increase (decrease) in cash and cash equivalents	(784,000)	198,000	2,080,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,587,000	3,389,000	1,309,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,803,000	$3,587,000	$3,389,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,882,000	$—	$—

NON CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on investments	$(194,000)	$(42,000)	$(145,000)

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations
      Dawson Geophysical Company (the “Company”) is the leading provider of onshore seismic data acquisition services in the United States as measured by the number of active data acquisition crews. Founded in 1952, the Company acquires and processes 2-D, 3-D seismic and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operations as well as providers of multi-client data libraries.

Cash Equivalents
      For purposes of the financial statements, the Company considers demand deposits, certificates of deposit and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Short-Term Investments
      The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). In accordance with SFAS No. 115, the Company has classified its investment portfolio consisting of U.S. Treasury Securities as “available-for-sale” and records the net unrealized holding gains and losses as accumulated comprehensive income in stockholders’ equity. The cost of short-term investments sold is based on the specific identification method.

Fair Value of Financial Instruments
      The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of investments are based on quoted market prices.

Concentrations of Credit Risk
      Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of trade accounts receivable and short-term investments. The Company’s sales are to clients whose activities relate to oil and gas exploration and production. However, accounts receivable are well diversified among many clients, and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and gas industry. The Company closely monitors extensions of credit and initiated an allowance for doubtful accounts in fiscal 1999 as a result of the downturn in oil prices which occurred during the year and negatively impacted the Company’s clients. The Company invests primarily in short-term U.S. Treasury Securities which it believes are a low risk investment.

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

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

Impairment of Long-Lived Assets
      Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the assets recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management’s estimates would be revised, potentially resulting in an impairment charge in the period of revision. No impairment charges were recognized in the Statement of Operations for the years ended September 30, 2005, 2004 and 2003.

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

Income Taxes
      The Company accounts for state and federal income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates in the Preparation of Financial Statements
      Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
      Certain prior year numbers have been reclassified in the current year in order to be consistent with the current year presentation.

Stock-Based Compensation
      In accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date.
      The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by “APB 25” and related interpretations. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), presents net income and earnings per share information as if the stock options or other stock-based awards issued since September 30, 1997 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.
      The SFAS No. 123 pro forma information for the fiscal years ended September 30, 2005, 2004 and 2003 is as follows:

	September 30,

	2005	2004	2003

Net income (loss), as reported	$10,016,000	$8,618,000	$(899,000)
Add: Stock-based employee compensation expense included in net income (loss), net of tax	74,000	110,000	75,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(495,000)	(426,000)	(434,000)

Net income (loss), pro forma	$9,595,000	$8,302,000	$(1,258,000)

Basic:
Net income (loss) per common share, as reported	$1.50	$1.55	$(0.16)

Net income (loss) per common share, pro forma	$1.43	$1.49	$(0.23)

Diluted:
Net income (loss) per common share, as reported	$1.48	$1.53	$(0.16)

Net income (loss) per common share, pro forma	$1.41	$1.47	$(0.23)

2.	Short-Term Investments
      Investment in securities consists of U.S. Treasury Securities. At September 30, 2005, the Company reported an unrealized loss on short-term investments of $77,000, which was $117,000 net of the tax effect of $40,000 and is in “Other comprehensive income, net of tax”.

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Short-term investments held at September 30, 2005 consisting of U.S. Treasury Securities have contractual maturities from December, 2005 through May, 2007.

3.	Property, Plant and Equipment
      Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30

	2005	2004	Useful Lives

Land, building and other	$3,166,000	$3,213,000	3 to 40 years
Recording equipment	86,766,000	65,269,000	5 to 10 years
Vibrator energy sources	21,548,000	15,312,000	10 to 15 years
Vehicles	12,452,000	9,427,000	2 to 10 years
Equipment in process(a)	546,000	829,000	—

	124,478,000	94,050,000
Less accumulated depreciation	(64,532,000)	(64,075,000)

Net property, plant and equipment	$59,946,000	$29,975,000

(a)	Equipment in process has not been placed into service and accordingly is not yet subject to depreciation.

4.	Stock Options
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
      The transactions under the Plans are summarized as follows:

	Weighted	Number of
	Average Price	Optioned Shares

Balance as of September 30, 2003	$6.72	407,000
Granted	$7.06	40,000
Cancelled or expired	$6.48	(82,500)
Exercised	$6.96	(137,500)

Balance as of September 30, 2004	$6.75	227,000
Granted	$17.91	45,000
Cancelled or expired	$5.21	(750)
Exercised	$7.34	(46,750)

Balance as of September 30, 2005	$8.87	224,500

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Options for 80,500, 55,500 and 204,750 shares were exercisable with weighted average exercise prices of $7.02, $7.42 and $6.94 as of September 30, 2005, 2004 and 2003, respectively.
      Outstanding options at September 30, 2004 expire between April, 2006 and November, 2009 and have exercise prices ranging from $5.21 to $17.91.
      Options for 45,000 shares were granted in fiscal year 2005. The expected life of the options granted is five years. The weighted average fair value of options granted during 2005 is $10.18. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model.
      The model assumed expected volatility of .44% and risk-free interest rate of 5.25% for grants in 2005. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

5.	Employee Benefit Plans
      Effective January 1, 2002, the Company initiated a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2005, 2004 and 2003, the Company elected to match 100% of employee contributions up to a maximum of 5% of the participant’s gross salary. The Company’s matching contributions for fiscal 2005, 2004 and 2003 were approximately $555,000, $438,000 and $373,000, respectively.

6.	Income Taxes
      The company recorded income tax expense in the current year of approximately $4,506,000 as compared to an income tax benefit in 2004 of $1,536,000. The increase in the provision for 2005 from 2004 is primarily due to recording income tax expense provisions as a result of continued profitability in 2005 compared to the recording of an income tax benefit in 2004 as a result of the elimination of the income tax valuation allowance. The 2005 current tax expense reflects alternative minimum tax (“AMT”) calculated on net income not eligible for offset by AMT credit carryforwards.
      Income tax expense (benefit) attributable to income before extraordinary items consists of:

	Year Ended September 30,

	2005	2004	2003

Current:	2,035,000	96,000	—
Deferred:	2,471,000	(1,632,000)	52,000

Total	$4,506,000	$(1,536,000)	$52,000

      Income tax expense varies from the amount computed by multiplying income before taxes by the statutory income tax rate. The reason for these differences and the related tax effects are as follows:

	Year Ended September 30,

	2005	2004	2003

Expense (benefit) computed at statutory rates	$4,900,000	$2,585,000	$(287,000)
Effect of:
Change in valuation allowance	-0-	(4,232,000)	297,000
Other	(394,000)	111,000	42,000

Income tax expense (benefit)	$4,506,000	$(1,536,000)	52,000

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)

	September 30,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$1,111,000	$4,555,000
Alternative minimum tax credit carryforwards	2,605,000	509,000
Receivables	118,000	71,000
Other	273,000	209,000

Total deferred tax assets	4,107,000	5,344,000
Less valuation allowance	—	—

Total gross deferred tax assets	4,107,000	5,344,000
Deferred tax liabilities:
Other property and equipment	(4,930,000)	(3,645,000)
Investments	-0-	(23,000)
Other	-0-	(28,000)

Total gross deferred tax liabilities	(4,930,000)	(3,696,000)

Net deferred tax asset (liability)	$(823,000)	$1,648,000

Current portion of net deferred tax asset/liability	$1,229,000	$4,694,000
Noncurrent portion of net deferred tax asset/liability	(2,052,000)	(3,046,000)

Total net deferred tax asset (liability)	(823,000)	1,648,000

      As of September 30, 2005, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $3,239,000, which is available to offset future regular taxable income in future periods. Net operating loss carryforward will begin to expire in 2022. The Company has alternative minimum tax credit carryforwards totaling approximately $2,605,000 to offset regular income tax, which have no scheduled expiration date.

7.	Net Income (Loss) per Common Share
      The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per common share:

	2005	2004	2003

Numerator:
Net income (loss) and numerator for basic and diluted net income (loss) per common share-income available to common stockholders	$10,016,000	$8,618,000	$(899,000)

Denominator:
Denominator for basic net income (loss) per common share-weighted average common shares	6,705,791	5,558,646	5,484,593
Effect of dilutive securities-employee stock options	89,504	72,751	—

Denominator for diluted net income (loss) per common share-adjusted weighted average common shares and assumed conversions	6,795,295	5,631,397	5,484,593

Net income (loss) per common share	$1.50	$1.55	$(0.16)

Net income (loss) per common share-assuming dilution	$1.48	$1.53	$(0.16)

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
      The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in 2005, 2004, and 2003 varied and sales to these customers, as a percentage of operating revenues, for periods in which sales to these customers exceeded 10%, were as follows:

	2005	2004	2003

A	15%	17%	—
B	13%	—	—
C	10%	—	—
D	—	12%	—
E	—	—	12%
The Company’s largest client in fiscal year 2005 (client “A” in the table above) acts as an agent for other entities that are the actual purchasers of the Company’s services. Sales to each of the actual purchasers represented less than 10% of the Company’s total revenues.

9.	Contingencies
      The Company is party to various legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company’s financial position or results of operation, as the Company believes it is adequately insured.
      On February 18, 1998 the Company entered into a five year, non-cancellable operating lease for office space. On June 30, 2003, the lease was amended to extend the term of the lease for five years beginning July 1,

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
2003 and ending June 30, 2008. Future minimum lease commitments under the lease at September 30 of each year are $151,000 through 2007, and $113,000 in fiscal year 2008.

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

11.	Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact to the Company’s financial statements will be in the form of additional compensation expense upon the award of any stock options and unvested options outstanding. The amount of the compensation expense the Company will recognize is dependent on the value of the Company’s common stock and the number of options that the Company awards.

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position and results of operations and financial condition.

12.	Quarterly Financial Data (Unaudited)

	Quarter Ended

	December 31	March 31	June 30	September 30

Fiscal 2004:
Operating revenues	$15,475,000	$15,203,000	$17,112,000	$21,556,000
Income from operations	$438,000	$1,843,000	$1,804,000	$2,315,000
Net income	$506,000	$1,999,000	$1,989,000	$4,124,000
Net income per common share	$0.09	$0.36	$0.36	$0.73
Net income per common share assuming dilution	$0.09	$0.36	$0.35	$0.72
Fiscal 2005:
Operating revenues	$21,559,000	$26,515,000	$31,500,000	$37,089,000
Income from operations	$2,451,000	$2,486,000	$4,826,000	$3,766,000
Net income	$1,600,000	$2,327,000	$3,357,000	$2,732,000
Net income per common share	$.28	$.37	$.45	$.37
Net income per common share assuming dilution	$.28	$.37	$.45	$.36

Schedule II
Dawson Geophysical Company
Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions*	Period

Allowance for doubtful accounts:
Fiscal Year:
2005	$199,000	$136,000	$4,000	$331,000
2004	127,000	100,000	28,000	199,000
2003	71,000	60,000	4,000	127,000

*	Represents amounts related to accounts receivable that have been deemed uncollectable and written off by the Company.

INDEX TO EXHIBITS

Number		Exhibit

3.1		Restated Articles of Incorporation of the Company (filed on December 10, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 000-10144) and incorporated herein by reference).

3.2		Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

4.1		Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10	.1†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 12, 2004 (File No. 333-113576) and incorporated herein by reference).

10	.2†	Dawson Geophysical Company 2000 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed August 3, 2001 (File No. 333-66666) and incorporated herein by reference).

10.3		Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.4		Revolving Line of Credit Loan Agreement dated December 22, 2004 between the Company and Western National Bank (filed on December 22, 2004 as an exhibit to the Company’s Current Report on Form 8-K (File No. 2-71058) and incorporated herein by reference).

23	.1*	Consent of KPMG LLP.

31	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.