Form 10-Q
period 2005-12-31
DAWSON GEOPHYSICAL CO
filed 2006-02-09
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _________ to __________
Commission File No. 0-10144
DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
508 West Wall, Suite 800, Midland, Texas 79701
(Principal Executive Office)
Telephone Number: 432-684-3000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2006
Common Stock, $.33 1/3 par value	7,502,994 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Operating revenues	$35,493,000	$21,559,000
Operating costs:
Operating expenses	28,138,000	16,844,000
General and administrative	1,127,000	794,000
Depreciation	2,976,000	1,470,000

	32,241,000	19,108,000

Income from operations	3,252,000	2,451,000
Other income:
Interest income	161,000	24,000
Loss on disposal of assets	(6,000)	—
Loss on sale of investments	(11,000)	—
Other	40,000	6,000

Income before income tax	3,436,000	2,481,000

Income tax (expense) benefit:
Current	(535,000)
Deferred	(601,000)	(881,000)

Net income	$2,300,000	$1,600,000

Net income per common share	0.31	0.28

Net income per common share-assuming dilution	$0.30	$0.28

Weighted average equivalent common shares outstanding	7,486,389	5,638,365

Weighted average equivalent common shares outstanding-assuming dilution	7,584,165	5,742,149

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,155,000	$2,803,000
Short-term investments	16,314,000	20,326,000
Accounts receivable, net of allowance for doubtful accounts of $108,000 in December 2005 and $331,000 in September 2005	33,300,000	28,696,000
Prepaid expenses and other assets	220,000	1,127,000
Current deferred tax asset	239,000	1,229,000

Total current assets	51,228,000	54,181,000

Property, plant and equipment	137,914,000	124,478,000
Less accumulated depreciation	(67,392,000)	(64,532,000)

Net property, plant and equipment	70,522,000	59,946,000

	$121,750,000	$114,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,857,000	$6,601,000
Accrued liabilities:
Payroll costs and other taxes	725,000	1,198,000
Other	1,590,000	2,182,000
Deferred revenue	2,444,000	190,000

Total current liabilities	15,616,000	10,171,000

Deferred tax liability	1,663,000	2,052,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 10,000,000 shares authorized, 7,493,544 and 7,484,044 shares issued and outstanding in each period	2,498,000	2,495,000
Additional paid-in capital	81,250,000	80,987,000
Other comprehensive income, net of tax	(76,000)	(77,000)
Retained earnings	20,799,000	18,499,000

Total stockholders’ equity	104,471,000	101,904,000

	$121,750,000	$114,127,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,300,000	$1,600,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,976,000	1,470,000
Non-cash compensation	186,000	45,000
Deferred income tax expense	601,000	881,000
Loss on disposal of assets	6,000	—
Realized loss on sale of marketable securities	11,000	—
Excess tax benefit from share based payment arrangement	(37,000)	—
Other	(10,000)	27,000

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	(4,604,000)	2,969,000
Decrease in prepaid expenses	907,000	3,000
Increase in accounts payable	4,256,000	1,653,000
Increase in deferred revenue	2,254,000	513,000
Decrease in accrued liabilities	(1,065,000)	(725,000)

Net cash provided by operating activities	7,781,000	8,436,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,535,000)	(10,490,000)
Proceeds from disposal of assets	4,000	—
Proceeds from sale of short-term investments	4,022,000	—

Net cash used in investing activities	(9,509,000)	(10,490,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Excess tax benefit from share based payment arrangement	37,000	—
Proceeds from exercise of stock options	43,000	35,000

Net cash provided by financing activities	80,000	35,000

Net decrease in cash and cash equivalents	(1,648,000)	(2,019,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,803,000	3,587,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,155,000	$1,568,000

NON CASH INVESTING ACTIVITIES:
Unrealized loss on investments	$(11,000)	$(14,000)

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months ended December 31, 2005, are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company’s 2005 Form 10-K.
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
     Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, management’s estimates would be revised, potentially resulting in an impairment charge in the period of revision.
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
     Stock Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company adopted on a prospective basis SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as wages in the Statements of Operations on a straight-line basis over the vesting period.
     Prior to October 1, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, no compensation expense was recognized for stock-based compensation. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since February 2, 1999 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.
The SFAS 123 pro forma information for the three months ended December 31, 2004 is as follows:

Three Months Ended
December 31,
2004
Net income, as reported	$1,600,000
Add: Stock-based employee compensation expense included in net income (loss), net of tax	45,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(143,000)

Net income, pro forma	$1,502,000

Basic:
Net income per common share, as reported	$0.28

Net income per common share, pro forma	$0.27

Diluted:
Net income per common share, as reported	$0.28

Net income per common share, pro forma	$0.26

     The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in our accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during the quarter on a prospective basis. Because the Company’s plans are incentive stock option plans, no tax deduction is recorded when options are granted. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. The excess tax benefit from the disqualifying disposition is reflected in the cash flow statement.
     The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $91,000, or $0.01 per share, in wages in the Statement of Operations for the three months ended December 31, 2005. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at December 31, 2005 totals approximately $465,000 which is expected to be recognized over a weighted average of 2.06 years.
     In periods ending prior to October 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15. However, for periods ending after December 31, 2005, pursuant to SFAS 123(R), the excess tax benefits are required to be reported in net cash provided by financing activities. For the three months ended December 31, 2005, excess tax benefits from disqualifying dispositions of options of $37,000 were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Statements of Cash Flows. In the prior year period, income tax benefits resulting from the disqualifying disposition of options of $19,000 were reflected in net cash provided by operating activities.
     The Company adopted the 2000 Incentive Stock Plan during fiscal 1999, which provides options to purchase 500,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company’s common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from the date of grant. The 2000 Plan provides that 50,000 of the 500,000 shares of authorized but unissued common stock may be awarded to officers, directors and employees of the Company for the purpose of additional compensation.

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
     Outstanding options at December 31, 2005 expire between April, 2006 and November, 2009 and have exercise prices ranging from $5.21 to $17.91.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. There were no stock options granted during the quarter ended December 31, 2005. Option activity for the three months ended December 31, 2005 is summarized as follows:

	Weighted	Number of Optioned
	Average Price	Shares
Balance as of September 30, 2005	$8.87	224,500
Exercised	$6.54	(6,500)

Balance as of December 31, 2005	$8.94	218,000

     The weighted average grant date fair value of options granted during the first quarter of fiscal 2005 was $10.18. There were no options granted during the first quarter of fiscal 2006. The total intrinsic value of options exercised during the quarters ended December 31, 2005 and December 31, 2004 was $156,795 and $110,567, respectively.
Recently Issued Accounting Pronouncements
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
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	December 31,
	2005	2004
Numerator:
Net income and numerator for basic and diluted net income per common share-income available to common stockholders	$2,300,000	$1,600,000

Denominator:
Denominator for basic net loss per common share-weighted average common shares	7,486,389	5,638,365
Effect of dilutive securities-employee stock options	97,776	103,784

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,584,165	5,742,149

Net income per common share	$.31	$.28

Net income per common share-assuming dilution	$.30	$.28

3. DEBT
     On December 22, 2004, the Company entered into a revolving line of credit loan agreement with Western National Bank under which it may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On January 18, 2006, the Company renewed this revolving line of credit loan agreement for an additional year on the same terms and conditions. The Company is in compliance with all covenants and as of February 8, 2006, no funds have been borrowed under this credit loan agreement.
     In connection with equipping and deploying two crews in fiscal 2005 the Company borrowed $10 million on the revolving line of credit loan agreement. As of March 31, 2005, the Company repaid the $10,000,000 balance outstanding under the loan agreement and the associated interest as a partial use of proceeds from the public offering of 1,800,000 shares of common stock. The Company did not borrow under the loan agreement during the remainder of fiscal or 2005 or during the first quarter of fiscal 2006.

4. CONTINGENCY
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
Forward Looking Statements
All statements other than statements of historical fact included in this Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, weather interruptions, managing growth, inability to obtain land access rights of way, the volatility of oil and gas prices, and the availability of capital resources. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Form 10-K and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
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
     Accordingly, our return to profitability beginning in fiscal 2004 after several years of losses is directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ desire for higher resolution subsurface images.
     We continue to focus on increasing revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews and adding to our energy source fleet. We anticipate placing an additional data acquisition crew, our twelfth, into service in May of 2006. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreement with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into calendar year 2006, with several of the crews booked into calendar year 2007. Our data processing operation has also shown significant improvements during the first quarter of fiscal 2006 due to client recognition of quality performance and our expansion into the Houston market for these services.
Highlights of the Quarter Ended December 31, 2005
     Our financial performance from operations for the first quarter of fiscal 2006 significantly improved when compared to our financial performance for the first quarter of fiscal 2005 as a result of continuing high demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices. As a result of continuing high demand:
•	We operated eleven acquisition crews during the first fiscal quarter of 2006, as compared to nine crews in the first fiscal quarter of 2005.

•	We continued to experience price improvements and more favorable contract terms in our agreements with clients. These factors helped improve our revenues during the first quarter of fiscal 2006.

•	We continued to grow by upgrading our recording capacity, expanding the channel count of existing crews, adding to our energy source fleet and making technical improvements in all phases of our operations.
Results of Operations
     Operating Revenues. Our operating revenues for the first quarter of fiscal 2006 increased 64.6% to $35,493,000 from $21,559,000 in the first quarter of fiscal 2005 as a result of increased demand for our services. As a result of this increased demand we deployed two additional data acquisition crews in fiscal 2005, and we are preparing to deploy our twelfth data acquisition crew expected in May of 2006. In addition, our revenues have been positively affected by our ability to obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2005 with nine data acquisition crews. Due to continued demand for our services, we put our tenth crew into operation in January 2005, and our eleventh crew into operation in the third quarter of fiscal 2005.
     Operating Costs. Our operating expenses increased 67% from $16,844,000 in fiscal 2005 to $28,138,000 in fiscal 2006 due to the ongoing expenses of the two crews added after the first quarter of fiscal 2005.
     General and administrative expenses were approximately 3.2% and 3.7% of revenues in the first quarter of fiscal 2006 and 2005, respectively. The increase in general and administrative expenses from $794,000 in the first fiscal quarter of 2005 to $1,127,000 in the first quarter of fiscal 2006 was due principally to the increase in expenses necessary to support expanded field operations and to maintain compliance with Sarbanes-Oxley reporting requirements. We intend to maintain a low ratio of general and administrative expenses to revenue, however; the absolute level of general and administrative expenses are expected to continue to increase as we expand operations. In the first quarter of fiscal 2006, we adjusted our allowance for doubtful accounts in response to business activity and accounts receivable. Historically, we have had no significant write-offs of trade accounts receivable; however, we believe that it is prudent to monitor the allowance for doubtful accounts in response to increased demand from new customers.
     We recognized $2,976,000 of depreciation expense in the first quarter of fiscal 2006 as compared to $1,470,000 in the comparable quarter of fiscal 2005 as a result of the significant capital expenditures we made during 2005. Our depreciation expense is also expected to increase during the remaining quarters of fiscal 2006 reflecting our significant capital expenditures in fiscal 2005 and the first quarter of fiscal 2006 and our capital budget for the remainder of fiscal 2006.
     Our total operating costs for the first quarter of fiscal 2006 were $32,241,000, an increase of 68.7% from the first quarter of fiscal 2005 primarily due to the factors described above.
     Taxes. The provision for income taxes was $0.15 per share during the first quarter of fiscal 2006 as compared to $0.16 per share during the first quarter of fiscal 2005. The reduced expense per share reflects the increased number of Company shares outstanding at December 31, 2005 and the adjustment of deferred taxes in conjunction with the filing of the prior year tax return. We anticipate we will recognize increased income tax expense in the future as we fully utilize our federal net operating loss carryforwards and alternative minimum tax credit carryforwards.
Liquidity and Capital Resources
     Introduction. Our principal source of cash is amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and short term borrowings from commercial banks has been sufficient to fund our working capital requirements, and to some extent, our capital expenditures. In March 2005 we completed a public offering of 1,800,000 shares of our common stock that raised net proceeds of approximately $41 million. We have used these proceeds for continued expansion and to repay borrowing under our revolving line of credit agreement and have invested the remainder in short-term investments.
     Cash Flows. Net cash provided by operating activities was $7,781,000 for the first quarter of fiscal 2006 and $8,436,000 for the first quarter of fiscal 2005. These amounts primarily reflect results of operations offset by changes in working capital components. Cash provided by operating activities in the first quarter of fiscal 2006 resulted primarily from the increase in depreciation and the increase in net income. The decrease in net cash provided by operating activities from the quarter ended December 31, 2004 to the quarter ended December 31, 2005 reflects the increase in accounts receivable at December 31, 2005. We received payments with respect to a significant portion of these accounts receivable in January 2006.
     Net cash used in investing activities was $9,509,000 in the quarter ended December 31, 2005 and $10,490,000 in the quarter ended December 31, 2004. These results represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures were made with cash generated from operations and the sale of short-term investments.
     Net cash provided by financing activities in the quarter ended December 31, 2005 was $80,000 and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in the quarter.
     Capital Expenditures. Capital expenditures during the first quarter of fiscal 2006 were $13,535,000, which we used to acquire additional recording channels and energy source units to complete the outfitting of our tenth and eleventh data acquisition crews, to expand the capabilities of our existing crews and for maintenance capital requirements.
     We have approved budgeted capital expenditures of approximately $11,000,000 for the remainder of fiscal year 2006, of which approximately $10,000,000 will be used to field and equip our twelfth crew.

The remainder will be used to expand and update existing crews and for maintenance capital requirements.
     We continually strive to supply market demand with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.
     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. We have also funded our capital expenditures and other financing needs through public equity offerings. Due to our recent increased capital needs as a result of the continued expansion of our business, we obtained a $10 million revolving line of credit in December 2004 that has been renewed through January 18, 2007.
     On December 22, 2004, we entered into a revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On January 18, 2006, we renewed this revolving line of credit loan agreement for an additional year on the same terms and conditions. We are in compliance with all covenants, and as of February 8, 2006, we have not borrowed any funds under this credit loan agreement.
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
     The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2005:

	Payments Due by Period
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$377	$151	$226	0	0
     We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our remaining fiscal 2006 capital requirements through our short-term investments, cash flow from operations, and borrowings under our revolving line of credit. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

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

     Stock Based Compensation. In prior periods we accounted for share-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“ABP 25”) and related interpretations. No compensation expense was recorded for stock options or other stock-based awards that were granted with an exercise price equal to or above the common stock market price on the grant date. Pro forma disclosures were made as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presenting net income and earnings per share information as if the stock options issued since February 2, 1999 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.
     Without making modifications to outstanding share options, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of October 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method of adoption, which requires compensation expense to be recorded for all stock-based awards granted after October 1, 2005 and for all unvested stock options outstanding as of October 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized as wages in the Statements of Income on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to October 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Statements of Operations in wages on a straight-line basis over the vesting period. We did not grant stock options in the quarter ended December 31, 2005. In determining the fair value of stock options that may be granted in the future, we plan to continue to use the Black-Scholes option pricing model that employs the following assumptions:
▪	Expected volatility of our stock price on historical volatility over the expected term of the option.

▪	Expected term of the option based on historical employee stock option exercise behavior, the vesting term of the respective option and the contractual term.

▪	Risk-free interest rate for periods within the expected term of the option

▪	Dividend yield.
     Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
     SFAS 123(R) also requires that we recognize compensation expense for only the portion of share-based payment arrangements that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical employee termination behavior. We periodically adjust the estimated forfeiture rates so that only the compensation expense related to share-based payment arrangements that vest are included in wages. If the actual number of forfeiture differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
Recently Issued Accounting Pronouncements
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At December 31, 2005, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of December 31, 2005, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

DAWSON GEOPHYSICAL COMPANY

DATE: February 9, 2006	By:	/s/ Stephen C. Jumper

Stephen C. Jumper
President and
Chief Executive Officer

DATE: February 9, 2006	By:	/s/ Christina W. Hagan

Christina W. Hagan
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Restated Articles of Incorporation of the Company (filed on December 10, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 000-10144) and incorporated herein by reference).

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.1*	Revolving Line of Credit Loan Agreement, dated January 18, 2006, between the Company and Western National Bank.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.