Form 10-Q
period 2006-03-31
DAWSON GEOPHYSICAL CO
filed 2006-05-10
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarterly Period Ended March 31, 2006

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 23,2006
Common Stock, $.33 1/3 par value	7,527,744 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Operating revenues	$40,042,000	$26,515,000	$75,535,000	$48,074,000
Operating costs:
Operating expenses	29,109,000	21,378,000	57,247,000	38,222,000
General and administrative	1,314,000	989,000	2,441,000	1,783,000
Depreciation	3,188,000	1,662,000	6,164,000	3,132,000

	33,611,000	24,029,000	65,852,000	43,137,000

Income from operations	6,431,000	2,486,000	9,683,000	4,937,000
Other income:
Interest income	167,000	99,000	328,000	123,000
Interest expense	—	(65,000)	—	(65,000)
Gain on disposal of assets	142,000	—	136,000	—
Loss on sale of marketable securities	(6,000)	—	(17,000)	—
Other	(23,000)	233,000	17,000	239,000

Income before income tax	6,711,000	2,753,000	10,147,000	5,234,000

Income tax (expense) benefit:
Current	(1,307,000)	(733,000)	(1,842,000)	(733,000)
Deferred	(1,053,000)	307,000	(1,654,000)	(574,000)

	(2,360,000)	(426,000)	(3,496,000)	(1,307,000)

Net income	$4,351,000	$2,327,000	$6,651,000	$3,927,000

Net income per common share	$0.58	$0.37	$0.89	$0.66

Net income per common share-assuming dilution	$0.57	$0.37	$0.88	$0.65

Weighted average equivalent common shares outstanding	7,504,811	6,262,794	7,495,499	5,947,148

Weighted average equivalent common shares outstanding-assuming dilution	7,593,193	6,360,345	7,583,611	6,051,413

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$505,000	$2,803,000
Short-term investments	13,840,000	20,326,000
Accounts receivable, net of allowance for doubtful accounts of $51,000 in March 2006 and $331,000 in September 2005	34,572,000	28,696,000
Prepaid expenses and other assets	644,000	1,127,000
Current deferred tax asset	18,000	1,229,000

Total current assets	49,579,000	54,181,000

Property, plant and equipment	143,388,000	124,478,000
Less accumulated depreciation	(70,045,000)	(64,532,000)

Net property, plant and equipment	73,343,000	59,946,000

	$122,922,000	$114,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,230,000	$6,601,000
Accrued liabilities:
Payroll costs and other taxes	1,300,000	1,198,000
Other	3,288,000	2,182,000
Deferred revenue	245,000	190,000

Total current liabilities	11,063,000	10,171,000

Deferred tax liability	2,495,000	2,052,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 and 10,000,000 shares authorized in each period; 7,493,544 and 7,484,044 shares issued and outstanding in each period	2,508,000	2,495,000
Additional paid-in capital	81,786,000	80,987,000
Other comprehensive income, net of tax	(80,000)	(77,000)
Retained earnings	25,150,000	18,499,000

Total stockholders’ equity	109,364,000	101,904,000

	$122,922,000	$114,127,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,651,000	$3,927,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,164,000	3,132,000
Gain on disposal of assets	(136,000)	—
Realized loss on sale of marketable securities	17,000	—
Deferred income tax expense	1,654,000	574,000
Non-cash compensation	536,000	45,000
Excess tax benefit from share based payment arrangement	(46,000)	—
Other	(30,000)	27,000

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	(5,876,000)	1,755,000
Decrease (increase) in prepaid expenses	483,000	(130,000)
Increase (decrease) in accounts payable	(371,000)	255,000
Increase in deferred revenue	55,000	367,000
Increase (decrease) in accrued liabilities	1,208,000	(217,000)

Net cash provided by operating activities	10,309,000	9,735,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,713,000)	(21,408,000)
Proceeds from maturity of short-term investments	6,510,000	—
Proceeds from disposal of assets	320,000	—
Acquisition of short-term investments	—	(21,309,000)

Net cash used in investing activities	(12,883,000)	(42,717,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	230,000	35,000
Proceeds from line of credit	—	10,000,000
Repayment on line of credit	—	(10,000,000)
Proceeds from stock offering	—	41,004,000
Excess tax benefit from share based payment arrangement	46,000	—

Net cash provided by financing activities	276,000	41,039,000

Net increase (decrease) in cash and cash equivalents	(2,298,000)	8,057,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,803,000	3,587,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$505,000	$11,644,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$604,000	$376,000

NON CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on investments	$(29,000)	$(144,000)

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three months and the six months ended March 31, 2006, are not necessarily indicative of the results to be expected for the fiscal year.
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
     Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows an impairment charge would be recorded.
     Depreciable Lives of Property, Plant and Equipment. Property, plant and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management’s estimation of useful lives is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. The technology of the equipment used to gather data in the seismic industry has historically evolved such that obsolescence does not occur quickly. As circumstances change and new information becomes available, these estimates could change. Depreciation is computed using the straight-line method.

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
     The SFAS 123 pro forma information for the three months and the six months ended March 31, 2005 is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net income, as reported	$2,327,000	$3,927,000
Add: Stock-based employee compensation expense included in net income, net of tax	—	45,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(106,000)	(251,000)

Net income, pro forma	$2,221,000	$3,721,000

Basic:
Net income per common share, as reported	$0.37	$0.66

Net income per common share, pro forma	$0.35	$0.63

Diluted:
Net income per common share, as reported	$0.37	$0.65

Net income per common share, pro forma	$0.35	$0.61

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

     The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $91,000, or $0.01 per share, and $182,000, or $0.02 per share in wages in the Statement of Operations for the three months and the six months ended March 31, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at March 31, 2006 totals approximately $373,000 which is expected to be recognized over a weighted average of 1.87 years.
     In periods ending prior to October 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15. However, for periods ending after December 31, 2005, pursuant to SFAS 123(R), the excess tax benefits are required to be reported in net cash provided by financing activities. For the six months ended March 31, 2006, excess tax benefits from disqualifying dispositions of options of $46,000 were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Statements of Cash Flows. In the prior year period, income tax benefits resulting from the disqualifying disposition of options of $19,000 were reflected in net cash provided by operating activities.
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
     Outstanding options at March 31, 2006 expire between April, 2006 and November, 2009 and have exercise prices ranging from $5.21 to $17.91.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. There were no stock options granted during the six months period ended March 31, 2006. Option activity for the three months and the six months ended March 31, 2006 are summarized as follows:

	Weighted	Number of Optioned
	Average Price	Shares
Balance as of December 31, 2005	$8.94	218,000
Exercised	$8.57	(21,750)

Balance as of March 31, 2006	$8.98	196,250

Balance as of September 30, 2005	$8.87	224,500
Exercised	$8.10	(28,250)

Balance as of March 31, 2006	$8.98	196,250

     The weighted average grant date fair value of options granted during the first quarter of fiscal 2005 was $10.18. There were no options granted during the first six months of fiscal 2006. The total intrinsic value of options exercised during the six months ended March 31, 2006 and March 31, 2005 were $557,286 and $110,567, respectively.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$4,351,000	$2,327,000	$6,651,000	$3,927,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,504,811	6,262,794	7,495,499	5,947,148

Effect of dilutive securities-employee stock options	88,382	97,551	88,112	104,265

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,593,193	6,360,345	7,583,611	6,051,413

Net income per common share	$0.58	$0.37	$0.89	$0.66

Net income per common share-assuming dilution	$0.57	$0.37	$0.88	$0.65

4. DEBT
     On December 22, 2004, the Company entered into a revolving line of credit loan agreement with Western National Bank under which it may borrow, repay and reborrow, from time to time until December 22, 2005, up to $10.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On January 18, 2006, the Company renewed this revolving line of credit loan agreement for an additional year on the same terms and conditions. The Company is in compliance with all covenants and as of May 8, 2006, no funds have been borrowed under this credit loan agreement.
     In connection with equipping and deploying two crews in fiscal 2005 the Company borrowed $10 million on the revolving line of credit loan agreement. As of March 31, 2005, the Company repaid the $10 million balance outstanding under the loan agreement and the associated interest as a partial use of proceeds from the public offering of 1,800,000 shares of common stock. The Company did not borrow under the loan agreement during the remainder of fiscal 2005 or during the first or second quarters of fiscal 2006.
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
     In response to the continued high demand for our services, we anticipate placing an additional data acquisition crew, our twelfth crew, into service late in the third quarter of fiscal 2006. The twelfth crew will be equipped with a 5,000 channel ARAM ARIES cable based recording system. We currently operate six I/O RSR radio crews and five I/O II MRX cable based crews. Three of the MRX crews have been upgraded in the last year to I/O Image central electronics which increases the recording channel capacity from 3,000 channels to 6,000 channels. In addition, we have in excess of 60,000 channels and 87 vibrator energy source units with six more units on order.
     We continue to focus on increasing revenues from and profitability of our existing crews by increasing our recording capacity and channel count, increasing crew productivity, and securing more favorable contract terms with our clients.. We will also continue to explore new technologies. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues.

Although our clients may cancel their supplemental service agreement with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into calendar year 2006, with several of the crews booked into calendar year 2007. Our data processing operation continued to show improvement during the first six months of fiscal 2006 due to client recognition of quality performance and our expansion into the Houston market for these services.
     We have entered into a letter of intent and are negotiating an agreement with WesternGeco, a subsidiary of Schlumberger, to provide Q-Land seismic data acquisition services in the lower 48 United States. The Q-Land system is a unique integrated acquisition and processing system that is producing superior results thoughout the Middle East and North Africa. The Q-Land system uses 30,000 channels of finely spaced point-receivers to correctly sample both signal and noise. By removing the noise, the resolution of the subsurface is dramatically increased. Under the terms of the agreement, we will provide crew personnel, energy source units, necessary vehicles, land access permitting, surveying, and serve as primary contractor. WesternGeco will provide survey design, the seismic recording system with operators, and all Q-Land data processing services. Both companies will share marketing services. We intend to deploy the Q-Land recording system by using an existing crew as demand for the technology requires.
Highlights of the Quarter Ended March 31, 2006
     Our financial performance from operations for the second quarter of fiscal 2006 significantly improved when compared to our financial performance for the second quarter of fiscal 2005 as a result of continuing high demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices. The following are the highlights of our second quarter performance:
•	We operated eleven acquisition crews during the second fiscal quarter of 2006, as compared to ten crews in the second fiscal quarter of 2005.

•	We experienced the price improvements and more favorable contract terms in our agreements with clients that we negotiated in calendar 2005. These factors helped improve our revenues during the second quarter of fiscal 2006.

•	We experienced favorable weather and operating conditions during the second quarter of fiscal 2006 which increased crew productivity.

•	We continued to grow by upgrading our recording capacity, expanding the channel count of existing crews, adding to our energy source fleet and making technical improvements in all phases of our operations.
Results of Operations
     Operating Revenues. Our operating revenues for the first six months of fiscal 2006 increased 57% to $75,535,000 from $48,074,000 for the first six months of fiscal 2005. For the three months ended March 31, 2006, operating revenues totaled $40,042,000 versus $26,515,000 for the same period of fiscal 2005, a 51% increase. These results reflect improved prices and contract terms obtained in calendar 2005, favorable weather conditions, increased crew productivity, and an increase in crew count as well as recording capacity. As a result of the increased demand for our services, we deployed two additional data acquisition crews in fiscal 2005, and we are preparing to deploy our twelfth data acquisition crew in the latter part of our third quarter of fiscal 2006. In addition, our revenues have been positively affected by our ability to obtain price improvements in the markets for our services and negotiate favorable contract provisions. We also experienced favorable weather conditions during the second quarter of fiscal 2006 which increased overall crew productivity.
     Operating Costs. Operating expenses for the six months ended March 31, 2006 totaled $57,247,000 versus $38,222,000 for the same period of fiscal 2005. For the quarter ended March 31, 2006, operating expenses totaled $29,109,000 versus $21,378,000 for the quarter ended March 31, 2005. Increases in operating expenses are due to ongoing expenses of the two crews added after the first quarter of fiscal 2005 and the expenses associated with preparation of our twelfth crew.
     General and administrative expenses were approximately 3.2% and 3.7% of revenues in the first six months of fiscal 2006 and 2005, respectively. For the quarter ended March 31, 2006, general and administrative expenses were approximately 3.3% of revenues as compared to 3.7% for the comparable quarter of fiscal 2005. The increase in actual dollars of general and administrative expenses from $1,783,000 in the first six months of fiscal 2005 to $2,441,000 in the first six months of fiscal 2006 was due principally to the increase in expenses necessary to support expanded field operations and to maintain compliance with Sarbanes-Oxley reporting requirements. While we strive to maintain a low ratio of general and administrative expenses to revenue, our absolute level of general and administrative expenses are expected to continue to increase as we expand operations. In the first quarter of fiscal 2006, we adjusted our allowance for doubtful accounts in response to business activity and accounts receivable. Historically, we have had no significant write-offs of trade accounts receivable; however, we believe that it is prudent to monitor the allowance for doubtful accounts in response to increased demand from new customers.
     Depreciation for the six months ended March 31, 2006 totaled $6,164,000 as compared to $3,132,000 for the six months ended March 31, 2005. We recognized $3,188,000 of depreciation expense in the second quarter of fiscal 2006 as compared to $1,662,000 in the comparable quarter of fiscal 2005 as a result of the significant capital expenditures we made during 2005 and the first quarter of fiscal 2006. Our depreciation expense is also expected to increase during the remaining quarters of fiscal 2006 reflecting our significant capital expenditures in fiscal 2005 and the first six months of fiscal 2006, and our expected capital budget for the remainder of fiscal 2006.
     Our total operating costs for the first six months of fiscal 2006 were $65,852,000, an increase of 52.6% from the first six months of fiscal 2005. For the quarter ended March 31, 2006, our operating expenses were $33,611,000 representing a 39.9% increase from the comparable quarter of fiscal 2005. These increases in the first six months period and for the second quarter were primarily due to the factors described above.
     Taxes. The provision for income taxes for the first six months of fiscal 2006 was $0.46 per share as compared to $0.22 per share during the first six months of fiscal 2005. The increase in expense per share reflects the fact that Dawson fully utilized its federal net operating loss (“NOL”) during the second quarter and started remitting regular tax reduced by alternative minimum tax (“AMT”) credits. We anticipate that we will continue to recognize increased income tax expense in the future as we fully utilize our AMT credits.
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
     Cash Flows. Net cash provided by operating activities was $10,309,000 for the first six months of fiscal 2006 and $9,735,000 for the first six months of fiscal 2005. These amounts primarily reflect results of operations offset by changes in working capital components, depreciation, and other non-cash components, including deferred income tax expense. Cash provided by operating activities in the first six months of fiscal 2006 were impacted by the increase in accounts receivable at March 31, 2006. We received payments with respect to a significant portion of these accounts receivable in April 2006.
     Net cash used in investing activities was $12,883,000 through the six months ended March 31, 2006 and $42,717,000 through the six months ended March 31, 2005. These results represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures in fiscal 2006 were made with cash generated from operations and the sale of short-term investments. During fiscal 2005 capital expenditures were also made with cash from our revolving line of credit agreement that was repaid with proceeds from our public offering that was completed in March 2005. Additional proceeds from the public offering were used in the acquisition of short-term investments.
     Net cash provided by financing activities for the first six months ended March 31, 2006 was $276,000 and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in the period.
     Capital Expenditures. Capital expenditures during the first six months of fiscal 2006 were $19,713,000, which we used to acquire additional recording channels and energy source units to expand the capabilities of our existing crews and for maintenance capital requirements.
     We have approved budgeted capital expenditures of $35,000,000 for fiscal year 2006, of which approximately $10,000,000 reflects expenditures used to field and equip our twelfth crew. The remainder will be used to expand and update existing crews and for maintenance capital requirements.
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
     On January 18, 2006, we renewed our revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until January 18, 2007, up to $10.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We are in compliance with all covenants, and as of May 1, 2006, we have not borrowed any funds under this credit loan agreement.
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
     The following table summarizes payments due in specific periods related to our contractual obligations as of March 31, 2006:

	Payments Due by Period
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$339	$151	$188	0	0
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
     Impairment of Long-lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and future gross margins based on our historical results and analysis of future oil and gas prices which is fundamental in assessing demand for our services. If we are unable to achieve these cash flows, an impairment charge would be recorded.
     Depreciable Lives of Property, Plant and Equipment. Our property, plant and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of useful lives is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. The technology of the equipment used to gather data in the seismic industry has historically evolved such that obsolescence does not occur quickly. As circumstances change and new information becomes available, these estimates could change. We depreciate capitalized items using the straight-line method.
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
     Without making modifications to outstanding share options, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of October 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method of adoption, which requires compensation expense to be recorded for all stock-based awards granted after October 1, 2005 and for all unvested stock options outstanding as of October 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized as wages in the Statements of Operations on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to October 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Statements of Operations in wages on a straight-line basis over the vesting period. We did not grant stock options in the quarter or the six months ended March 31, 2006. In determining the fair value of stock options that may be granted in the future, we plan to continue to use the Black-Scholes option pricing model that employs the following assumptions:

•	Expected volatility of our stock price on historical volatility over the expected term of the option.

•	Expected term of the option based on historical employee stock option exercise behavior, the vesting term of the respective option and the contractual term.

•	Risk-free interest rate for periods within the expected term of the option.

•	Dividend yield.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At March 31, 2006, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of March 31, 2006, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of March 31, 2006, our internal control over financial reporting was effective. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on January 24, 2006.
The following proposals were adopted by the margins indicated:
1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Paul H. Brown	6,154,505	193,380
L. Decker Dawson	6,302,993	44,892
Gary M. Hoover	6,081,589	266,296
Stephen C. Jumper	6,230,677	117,208
Tim C. Thompson	6,154,305	193,580
2. To amend the Restated Articles of Incorporation to increase the authorized common stock from 10,000,000 shares to 50,000,000 shares.

For	5,543,199
Against	1,321,950
Abstain	9243
Broker Non-Votes	0
3. To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006.

For	6,383,070
Against	50,136
Abstain	282,578
Broker Non-Votes	0
The following proposal was not adopted by the margins indicated:
1. To amend the Dawson Geophysical Company 2004 Incentive Stock Plan to increase the number of shares of common stock available for allocation under such plan by 250,000 shares.

For	2,688,113
Against	747,599
Abstain	282,578
Broker Non-Votes	0

ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 9, 2006	By:	/s/ Stephen C. Jumper

Stephen C. Jumper
President and Chief Executive Officer

DATE: May 9, 2006	By:	/s/ Christina W. Hagan

Christina W. Hagan
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1	Restated Articles of Incorporation of the Company (filed on December 10, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 000-10144) and incorporated herein by reference).

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.1*	First Amendment to Loan Agreement, dated January 18, 2006, between the Company and Western National Bank.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.