Form 10-Q
period 2006-06-30
DAWSON GEOPHYSICAL CO
filed 2006-08-08
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 4,2006

Common Stock, $.33 1/3 par value	7,549,244 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$41,524,000	$31,500,000	$117,059,000	$79,574,000
Operating costs:
Operating expenses	30,378,000	22,878,000	87,625,000	61,100,000
General and administrative	1,117,000	1,409,000	3,558,000	3,192,000
Depreciation	3,393,000	2,387,000	9,557,000	5,519,000

	34,888,000	26,674,000	100,740,000	69,811,000
Income from operations	6,636,000	4,826,000	16,319,000	9,763,000
Other income:
Interest income	147,000	212,000	475,000	335,000
Interest expense	—	—	—	(65,000)
Gain (loss) on disposal of assets	(92,000)	149,000	44,000	149,000
Loss on sale of short term investments	—	(4,000)	(17,000)	(4,000)
Other	11,000	—	28,000	239,000

Income before income tax	6,702,000	5,183,000	16,849,000	10,417,000
Income tax expense:
Current	(1,543,000)	(783,000)	(3,385,000)	(1,516,000)
Deferred	(918,000)	(1,043,000)	(2,572,000)	(1,617,000)

	(2,461,000)	(1,826,000)	(5,957,000)	(3,133,000)
Net income	$4,241,000	$3,357,000	$10,892,000	$7,284,000

Net income per common share	$0.56	$0.45	$1.45	$1.13

Net income per common share-assuming dilution	$0.56	$0.45	$1.44	$1.11

Weighted average equivalent common shares outstanding	7,535,615	7,445,525	7,508,871	6,446,607

Weighted average equivalent common shares outstanding-assuming dilution	7,614,507	7,540,963	7,586,117	6,542,479

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$787,000	$2,803,000
Short-term investments	11,364,000	20,326,000
Accounts receivable, net of allowance for doubtful accounts of $124,000 in June 2006 and $331,000 in September 2005	35,514,000	28,696,000
Prepaid expenses and other assets	749,000	1,127,000
Current deferred tax asset	43,000	1,229,000

Total current assets	48,457,000	54,181,000
Property, plant and equipment	154,524,000	124,478,000
Less accumulated depreciation	(71,847,000)	(64,532,000)

Net property, plant and equipment	82,677,000	59,946,000

	$131,134,000	$114,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,329,000	$6,601,000
Accrued liabilities:
Payroll costs and other taxes	650,000	1,198,000
Other	3,730,000	2,182,000
Deferred revenue	68,000	190,000

Total current liabilities	13,777,000	10,171,000

Deferred tax liability	3,438,000	2,052,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 and 10,000,000 shares authorized in each period; 7,541,994 and 7,484,044 shares issued and outstanding in each period	2,514,000	2,495,000
Additional paid-in capital	82,107,000	80,987,000
Other comprehensive income, net of tax	(93,000)	(77,000)
Retained earnings	29,391,000	18,499,000

Total stockholders’ equity	113,919,000	101,904,000

	$131,134,000	$114,127,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,892,000	$7,284,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,557,000	5,519,000
Gain on disposal of assets	(44,000)	(149,000)
Realized loss on sale of short-term investments	17,000	4,000
Deferred income tax expense	2,572,000	1,617,000
Non-cash compensation	590,000	45,000
Excess tax benefit from share based payment arrangement	(180,000)	—
Other	119,000	(1,000)
Change in current assets and liabilities:
Increase in accounts receivable	(6,818,000)	(11,207,000)
Decrease (increase) in prepaid expenses	378,000	(325,000)
Increase in accounts payable	2,728,000	5,355,000
Increase (decrease) in deferred revenue	(122,000)	1,278,000
Increase in accrued liabilities	1,000,000	1,922,000

Net cash provided by operating activities	20,689,000	11,342,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,606,000)	(34,433,000)
Proceeds from sale of short-term investments	6,510,000	4,965,000
Proceeds from maturity of short-term investments	2,500,000	—
Proceeds from disposal of assets	342,000	183,000
Acquisition of short-term investments	—	(21,309,000)

Net cash used in investing activities	(23,254,000)	(50,594,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	369,000	188,000
Proceeds from line of credit	—	10,000,000
Repayment on line of credit	—	(10,000,000)
Proceeds from stock offering	—	41,004,000
Excess tax benefit from share based payment arrangement	180,000	—

Net cash provided by financing activities	549,000	41,192,000
Net (decrease) increase in cash and cash equivalents	(2,016,000)	1,940,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,803,000	3,587,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$787,000	$5,527,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,340,000	$476,000

NON CASH INVESTING ACTIVITIES:
Unrealized loss on investments	$(27,000)	$(82,000)

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations necessary for the periods presented. The results of operations for the three and nine months ended June 30, 2006, are not necessarily indicative of the results to be expected for the fiscal year.
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
     Revenue Recognition. Contracts for services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. The Company recognizes revenues when services are performed under both types of agreements. Services are defined as the commencement of data acquisition or processing operations. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate, as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate, as services are performed. In the case of a cancelled service contract, revenue is recognized and the customer is billed for services performed up to the date of cancellation. The Company receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses that are reimbursed by the client.
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

     Tax Accounting. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly affect these estimates. Those factors, among others, could have a material impact on the Company’s provision or benefit for income taxes.
     Stock Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company adopted on a prospective basis SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.
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
     The SFAS 123 pro forma information for the three months and the nine months ended June, 2005 is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$3,357,000	$7,284,000
Add: Stock-based employee compensation expense included in net income, net of tax	—	45,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(107,000)	(359,000)

Net income, pro forma	$3,250,000	$6,970,000

Basic:
Net income per common share, as reported	$0.45	$1.13

Net income per common share, pro forma	$0.44	$1.08

Diluted:
Net income per common share, as reported	$0.45	$1.11

Net income per common share, pro forma	$0.43	$1.07

     The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in prospective changes in the accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during each quarter on a prospective basis. Because the Company’s plans are incentive stock option plans, no tax deduction is recorded when options are granted. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. The excess tax benefit from the disqualifying disposition of options is reflected both in cash flows from operating activities and cash flows from financing activities in the Statements of Cash Flows.
     The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $53,000, or $0.01 per share, and $235,000, or $0.03 per share in wages in the Statement of Operations for the three months and the nine months ended June 30, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at June 30, 2006 totals approximately $320,000 which is expected to be recognized over a weighted average of 1.75 years.
     In periods ending prior to October 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15. However, for periods ending after December 31, 2005, pursuant to SFAS 123(R), the excess tax benefits are required to be reported in net cash provided by financing activities. For the nine months ended June 30, 2006, excess tax benefits from disqualifying dispositions of options of $180,000 were reflected in both cash flows from operating activities and cash flows from financing activities in the Statements of Cash Flows.
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
     Outstanding options at June 30, 2006 expire between April 2007 and November 2009 and have exercise prices ranging from $5.21 to $17.91.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. There were no stock options granted during the nine month period ended June 30, 2006. Option activity for the three months and the nine months ended June 30, 2006 are summarized as follows:

			Weighted
			Average
		Number of	Remaining
	Weighted	Optioned	Contractual	Aggregate Intrinsic
	Average Price	Shares	Term	Value ($000)
Balance as of March 31, 2006	$8.98	196,250
Expired	$9.27	(6,500)
Exercised	$7.58	(18,500)

Balance as of June 30, 2006	$9.12	171,250

Balance as of September 30, 2005	$8.87	224,500
Expired	$9.27	(6,500)
Exercised	$7.90	(46,750)

Balance as of June 30, 2006	$9.12	171,250	2.35	$3,654

Exercisable as of June 30, 2006	$7.50	99,250	2.35	$2,279

     The weighted average grant date fair value of options granted during fiscal 2005 was $10.18. There were no options granted during the first nine months of fiscal 2006. The total intrinsic value of options exercised during the nine months ended June 30, 2006 and June 30, 2005 were $1,029,484 and $389,279, respectively.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the financial statement impact of FIN 48 on the Company.
3. NET INCOME PER COMMON SHARE
     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the SFAS 128 requirements.
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$4,241,000	$3,357,000	$10,892,000	$7,284,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,535,615	7,445,525	7,508,871	6,446,607
Effect of dilutive securities-employee stock options	78,892	95,438	77,246	95,872

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,614,507	7,540,963	7,586,117	6,542,479

Net income per common share	$0.56	$0.45	$1.45	$1.13

Net income per common share-assuming dilution	$0.56	$0.45	$1.44	$1.11

4. DEBT
     The Company has a revolving line of credit loan agreement with Western National Bank. This agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2007, up to $10.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company is in compliance with all covenants and as of August 1, 2006, no funds have been borrowed under this credit loan agreement during fiscal 2006.
     In connection with equipping and deploying two crews in fiscal 2005 the Company borrowed $10 million on the revolving line of credit loan agreement. As of March 31, 2005, the Company repaid the $10 million balance outstanding under the loan agreement and the associated interest as a partial use of proceeds from the public offering of 1,800,000 shares of common stock. The Company did not borrow under the loan agreement during the remainder of fiscal 2005 or during the first nine months of fiscal 2006.

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
     In response to the continued high demand for our services, we placed an additional data acquisition crew, our twelfth crew, into service in June of the third quarter of fiscal 2006. The twelfth crew is equipped with a 5,000 channel ARAM ARIES cable based recording system. In addition, we operate six I/O RSR radio crews and five I/O II MRX cable based crews. Three of the MRX crews have been upgraded to I/O Image central electronics which increases the recording channel capacity from 3,000 channels to 6,000 channels. In total, we have in excess of 65,000 recording channels and 95 vibrator energy source units.
     We continue to focus on increasing revenues from and profitability of our existing crews by increasing our recording capacity and channel count, increasing crew productivity, and securing more favorable contract terms with our clients. We also continue to explore new technologies. With regard to our continued response to technological advances, we recently completed the data acquisition phase of a large 3-D multi-component project in West Texas, our seventh such project in the last three years. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues.
     Although our clients may cancel their supplemental service agreement with us on short notice, we currently have a sufficient order book to sustain operations through the end of calendar year 2006, with several of the crews booked well into calendar year 2007. Our data processing operation continued to show improvement during the first nine months of fiscal 2006 due to increased visibility of our Houston operation and client recognition of quality performance.
     We have commenced operations under an agreement with WesternGeco, a subsidiary of Schlumberger, to provide Q-Land seismic data acquisition services in the lower 48 United States. The Q-Land system is a unique integrated acquisition and processing system that is producing superior results throughout the Middle East and North Africa. The Q-Land system uses 30,000 channels of finely spaced point-receivers to correctly sample both signal and noise. By removing the noise, the resolution of the subsurface is dramatically increased. Under the terms of the agreement, we provide crew personnel, energy source units, necessary vehicles, land access permitting, surveying, and serve as primary contractor. WesternGeco will provide survey design, the seismic recording system with operators, and all Q-Land data processing services. Both companies will share marketing services. We deployed the Q-Land recording system on an existing crew and are currently conducting operations in West Texas for WesternGeco. We intend to deploy the Q-Land system on an existing crew as demand for the technology dictates.
Highlights of the Quarter Ended June 30, 2006
     Our financial performance from operations for the third quarter of fiscal 2006 significantly improved when compared to our financial performance for the third quarter of fiscal 2005 as a result of continuing high demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices. The following are the highlights of our third quarter performance:
•	We operated eleven acquisition crews during most of the third fiscal quarter of 2006, as compared to ten crews for most of the third fiscal quarter of 2005.

•	We experienced price improvements and more favorable contract terms in our agreements with clients. These factors helped improve our revenues during the third quarter of fiscal 2006 compared to the same quarter in fiscal 2005.

•	Weather conditions in the quarter ended June 30, 2006 had minor affects on operating results while crew downtime associated with delays in securing land access permits had more of an impact than in recent quarters.

•	We continued to grow by placing into service an additional data acquisition crew, our twelfth, in June of 2006.
Results of Operations
     Operating Revenues. Our operating revenues for the first nine months of fiscal 2006 increased 47% to $117,059,000 from $79,574,000 for the first nine months of fiscal 2005. For the three months ended June 30, 2006, operating revenues totaled $41,524,000 versus $31,500,000 for the same period of fiscal 2005, a 32% increase. These results reflect improved prices and contract terms with our clients, favorable weather conditions, increased crew productivity, and an increase in crew count as well as recording capacity. As a result of the increased demand for our services, we deployed two additional data acquisition crews in fiscal 2005, and we deployed our twelfth data acquisition crew in June of fiscal 2006. Weather conditions in the quarter ended June 30, 2006 had minor affects on operating results while crew downtime associated with delays in securing land access permits had more of an impact than in recent quarters.
     Operating Costs. Operating expenses for the nine months ended June 30, 2006 totaled $87,625,000 versus $61,100,000 for the same period of fiscal 2005. For the quarter ended June 30, 2006, operating expenses totaled $30,378,000 versus $22,878,000 for the quarter ended June 30, 2005. Increases in operating expenses are due to ongoing expenses of the two crews added after the first quarter of fiscal 2005 and the expenses associated with the deployment of our twelfth crew.

     General and administrative expenses were approximately 3% and 4% of revenues in the first nine months of fiscal 2006 and 2005, respectively. For the quarter ended June 30, 2006, general and administrative expenses were approximately 2.6% of revenues as compared to 4.5% for the comparable quarter of fiscal 2005. The increase in actual dollars of general and administrative expenses from $3,192,000 in the first nine months of fiscal 2005 to $3,558,000 in the first nine months of fiscal 2006 was due principally to the increase in expenses necessary to support expanded field operations and to maintain compliance with Sarbanes-Oxley reporting requirements. The decrease of $292,000 in our general and administrative expenses in the third quarter of fiscal 2006 as compared to the same quarter of fiscal 2005 primarily reflects the effect of a reclassification of expenses for nine months of fiscal 2006 from general and administrative expense to operating expenses. While we strive to maintain a low ratio of general and administrative expenses to revenue, our absolute level of general and administrative expenses are expected to continue to increase as we expand operations. We review and adjust our allowance for doubtful accounts in response to business activity and accounts receivable. Historically, we have had no significant write-offs of trade accounts receivable; however, we believe that it is prudent to monitor the allowance for doubtful accounts in response to increased demand from new customers.
     Depreciation for the nine months ended June 30, 2006 totaled $9,557,000 as compared to $5,519,000 for the nine months ended June 30, 2005. We recognized $3,393,000 of depreciation expense in the third quarter of fiscal 2006 as compared to $2,387,000 in the comparable quarter of fiscal 2005 as a result of the significant capital expenditures we made during 2005 and to date in fiscal 2006. Our depreciation expense is also expected to increase during the remainder of fiscal 2006 reflecting our significant capital expenditures in fiscal 2005 and the first nine months of fiscal 2006, and our expected capital expenditures for the remainder of fiscal 2006.
     Our total operating costs for the first nine months of fiscal 2006 were $100,740,000, an increase of 44.3% from the first nine months of fiscal 2005. For the quarter ended June 30, 2006, our operating expenses were $34,888,000 representing a 30.8% increase from the comparable quarter of fiscal 2005. These increases in the first nine months and for the third quarter were primarily due to the factors described above.
     Taxes. The provision for income taxes for the first nine months of fiscal 2006 was $0.79 per share as compared to $0.49 per share during the first nine months of fiscal 2005. The increase in expense per share reflects the fact that Dawson fully utilized its federal net operating loss (“NOL”) during the second fiscal quarter of 2006 and started remitting regular tax reduced by alternative minimum tax (“AMT”) credits. We anticipate that our income tax expense will rise slightly in the future as we fully utilize our AMT credits.
Liquidity and Capital Resources
     Introduction. Our principal source of cash is amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and short term borrowings from commercial banks has been sufficient to fund our working capital requirements, and to some extent, our capital expenditures. In March 2005 we completed a public offering of 1,800,000 shares of our common stock that raised net proceeds of approximately $41 million. We used these proceeds for continued expansion and to repay borrowing under our revolving line of credit agreement and invested the remainder in short-term investments.
     Cash Flows. Net cash provided by operating activities was $20,689,000 for the first nine months of fiscal 2006 and $11,342,000 for the first nine months of fiscal 2005. These amounts primarily reflect an increase in total revenues as discussed in the “Results of Operations” and an increase in the collection of accounts receivable in excess of payments of accounts payable. Cash provided by operating activities in the first nine months of fiscal 2006 were also impacted by the increase in depreciation at June 30, 2006.
     Net cash used in investing activities was $23,254,000 through the nine months ended June 30, 2006 and $50,594,000 through the nine months ended June 30, 2005. These results represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures in fiscal 2006 were made with cash generated from operations and the sale and maturity of short-term investments. During fiscal 2005 capital expenditures were also made with cash from our revolving line of credit agreement that was repaid with proceeds from our public offering that was completed in March 2005. Additional proceeds from the public offering were used in the acquisition of short-term investments.
     Net cash provided by financing activities for the first nine months ended June 30, 2006 was $549,000 and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in the period.

     Capital Expenditures. Capital expenditures during the first nine months of fiscal 2006 were $32,606,000, which we used to acquire assets to deploy our twelfth crew in June of 2006, to acquire additional recording channels and energy source units to expand the capabilities of our existing crews and for maintenance capital requirements.
     We have approved budgeted capital expenditures of $37,000,000 for fiscal year 2006, of which approximately $10,000,000 reflects expenditures used to field and equip our twelfth crew. The approximately $5 million remaining in our fiscal 2006 budget will be used to continue to expand and update existing crews and for maintenance capital requirements.
     We continually strive to supply market demand with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.
     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. We have also funded our capital expenditures and other financing needs through public equity offerings. In December 2004, we obtained a $10 million revolving line of credit that has been renewed through January 18, 2007.
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until January 18, 2007, up to $10.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We are in compliance with all covenants, and as of August 1, 2006, we have not borrowed any funds under this credit loan agreement during fiscal 2006.
     On August 5, 2005, we filed a shelf registration statement with the Securities and Exchange Commission covering the offer and sale from time to time of up to $75 million in debt securities, preferred and common stock, and warrants. The registration statement allows us to sell securities, after the registration statement has been declared effective by the SEC, in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be filed separately with the SEC at the time of the offering. We do not expect to make an offering at this time. However, the filing will enable us to act quickly as opportunities arise.
     The following table summarizes payments due in specific periods related to our contractual obligations as of June 30, 2006:

	Payments Due by Period
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Operating lease obligations	$301	$151	$150	0	0
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
     Without making modifications to outstanding share options, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as of October 1, 2005. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of grant. We elected the modified prospective application method of adoption, which requires compensation expense to be recorded for all stock-based awards granted after October 1, 2005 and for all unvested stock options outstanding as of October 1, 2005, beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2005, the remaining previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized as wages in the Statements of Operations on a straight-line basis over the remaining vesting period. For share-based payments granted subsequent to October 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Statements of Operations in wages on a straight-line basis over the vesting period. We did not grant stock options in our third fiscal quarter or the nine months ended June 30, 2006. In determining the fair value of stock options that may be granted in the future, we plan to continue to use the Black-Scholes option pricing model that employs the following assumptions:
•	Expected volatility of our stock price based on historical volatility over the expected term of the option.

•	Expected term of the option based on historical employee stock option exercise behavior, the vesting term of the respective option and the contractual term.

•	Risk-free interest rate for periods within the expected term of the option.

•	Dividend yield.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of FIN 48 on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At June 30, 2006, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of June 30, 2006, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of June 30, 2006, our internal control over financial reporting was effective. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: August 7, 2006	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 7, 2006	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1*	Second Restated Articles of Incorporation of the Company, as amended.

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.