Form 10-K
period 2006-09-30
DAWSON GEOPHYSICAL CO
filed 2006-12-04
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2006
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
Common Stock, $.33 1/3 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2006, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $192,095,255.

On November 24, 2006, there were 7,550,244 shares of Dawson Geophysical Company Common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on January 23, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K
For the Fiscal Year Ended September 30, 2006

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as, assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, managing growth, inability to obtain land access rights of way, and the availability of capital resources. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.	BUSINESS

General

Dawson Geophysical Company is the leading provider of onshore seismic data acquisition services in the lower 48 United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D, and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as, providers of multi-client data libraries. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2006, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

As of September 30, 2006, we operated twelve 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver and Oklahoma City. Our geophysicists perform data processing in our Midland and Houston offices and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. To avoid potential conflicts of interest with our clients, we do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Since 2003, higher commodity prices have led to a significant increase in the level of spending for domestic exploration and development of oil and natural gas reserves. This resulted in greater demand for newly-acquired seismic data by many oil and gas companies. These factors and changes in the competitive landscape in our market in 2003 enabled us to expand our data acquisition and processing capacity by adding new personnel with technical and operational expertise to our existing highly skilled workforce. We believe these additions fortified our position as the leading provider of onshore seismic data acquisition services in the United States and resulted in increased market share in terms of the number of active crews operating. We accelerated this expansion during fiscal 2004 with the addition of three data acquisition crews, increased recording capacity company-wide and improvements to our data processing center. We continued this growth in 2005 with the addition of two seismic data acquisition crews, as well as, increased channel count. We added our twelfth data acquisition crew in June, 2006 and we provisionally fielded a thirteenth crew in October 2006. These expansions were in response to continued demand for our high-resolution 3-D seismic services as well as our clients’ recognition of our technical and operational expertise despite recent fluctuations in oil and natural gas prices.

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

We continue to pursue the use of multi-component seismic technologies, which utilize shear wave seismic data. Shear waves vary from the acoustic wave generally used in seismic surveys in the manner in which they travel through the earth. The use of shear waves in seismic surveys is relatively new in our industry, and it is believed that the analysis of shear wave data may allow for a more detailed model of the earth’s subsurface. Shear wave seismic data are acquired using both 2-D and 3-D methods. We have been involved in several shear wave projects. Our equipment includes energy sources and geophones capable of generating and recording shear waves. During fiscal 2006 we completed the data acquisition phase of a large 3-D multi-component project in West Texas utilizing both shear wave energy sources and geophones, our seventh and largest such project.

Data Acquisition.  The seismic survey begins at the time a client requests that we formulate a proposal to acquire seismic data on its behalf. Geophysicists then assist the client in designing the specifications of the proposed 3-D survey. If the client accepts our proposal, permit agents then obtain access rights of way from surface and mineral estate owners or lessees where the survey is to be conducted.

Utilizing electronic surveying equipment, survey personnel precisely locate the energy source and receiver positions from which the seismic data are collected. We primarily use vibrator energy sources which are mounted on vehicles, the majority of which weighs 62,000 pounds each, to generate seismic energy, but occasionally we detonate dynamite charges placed in drill holes below the earth’s surface. We use third party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges.

We began fiscal 2004 with an operating capacity of six land-based seismic data acquisition crews with an aggregate recording channel count of approximately 25,000 and 52 vibrator energy source units. During fiscal 2004, we added three seismic data acquisition crews with an increase in channel count to approximately 38,000 channels and 70 vibrator energy source units. At fiscal year end 2005, we operated eleven crews, 75 vibrator energy source units, and had capacity in excess of 58,000 recording channels. As a result of our continued expansion, as of September 30, 2006, we operated twelve crews, 95 vibrator energy source units, and had capacity in excess of 70,000 recording channels, any of which may be configured to meet the demands of specific survey designs. We provisionally fielded a thirteenth crew in October, 2006. We intend to deploy this crew from time to time as demand and opportunity arise. Each crew consists of approximately 40 to 80 technicians, 25 vehicles with off-road capabilities, 60,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment.

At fiscal year end 2005 we operated eleven Input/Output System Two® recording systems, six with radio capability and five cable-based systems. During fiscal 2006, we added our twelfth data acquisition crew equipped with a 5000 channel Aram ARIES cable based recording system. In September 2006, we added an additional 5000 channel Aram ARIES recording system which replaced an Input/Output System Two on an existing crew. All of our recording systems utilize similar type geophones and record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit.

As of September 30, 2006, we operated twelve seismic data acquisition crews. In October 2006, we provisionally fielded a thirteenth crew equipped with an existing Input/Output System Two cable based system. Of the thirteen crews in operation, six are equipped with Input/Output System Two RSR radio based recording systems, four with Input/Output System Two cable based recording systems, two with Aram ARIES cable based recording systems, and one WesternGeco (subsidiary of Schlumberger) Q-Land recording system under an agreement described below.

During fiscal 2006, we entered into an agreement with WesternGeco, a subsidiary of Schlumberger, to provide Q-Land seismic data acquisition services in the Lower 48 United States. The Q-Land system is a unique integrated acquisition and processing system that is producing superior imaging results throughout the Middle East and North Africa. The Q-Land system uses 30,000 channels of finely spaced point-receivers to correctly sample both signal and noise. By removing noise, the resolution of the subsurface is dramatically increased. Under the terms of the agreement, the Company will provide crew personnel, energy source units, necessary vehicles, land access permitting and surveying. WesternGeco will provide survey design, the seismic recording system with operators, and all Q-Land data processing services. Both companies will share marketing services. The Company deployed the Q-Land recording system on an existing crew and is currently conducting operations in West Texas on a multi-client data library program for WesternGeco. The Company will continue to deploy the Q-Land system on an existing crew or additional crews as demand for the technology dictates.

Client demand for more recording channels continues to increase as the industry strives for improved data quality with greater subsurface resolution. We believe our ability to deploy a large number of recording channels provides us with the competitive advantages of operational versatility and increased productivity, in addition to improved data quality. All of our crews are capable of recording in excess of 3,000 channels with the majority in excess of 5,000 channels.

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

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase equipment we deem most promising in order to maintain our competitive position. Purchasing new assets and continually upgrading capital assets requires a continuing commitment to capital spending. For fiscal year 2006, we made capital expenditures of $40,377,000, in part to complete the outfitting of our twelfth data acquisition crew fielded in June 2006 equipped with a 5,000 channel Aram ARIES recording system, to continue expansion of existing crews, to add energy source units, and to replace an Input/Output System II recording system on an existing crew with an Aram ARIES recording system in September of 2006. The Board of Directors approved an initial fiscal 2007 capital budget of $20,000,000, of which, $4,900,000 was used as part of the purchase of the second Aram ARIES recording system and captured as an increase to the fiscal 2006 capital budget due to earlier than anticipated delivery and deployment of the system. The balance of the fiscal 2007 capital budget will be used to add to the Company’s energy source fleet, make technical improvements in various phases of the Company’s operations, and meet maintenance capital requirements. These additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil companies to small independent oil and gas operators and also include providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. We believe that the loss of any one of our clients would not have a material impact on our business. During 2006, sales to our two largest clients represented 24% and 11% of our revenues, respectively. The remaining balance of our fiscal 2006 revenue was derived from varied clients and none represented 10% or more of our fiscal 2006 revenues. Although 24% of our fiscal 2006 revenues were derived from one client, our evaluation indicates that our relationship is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. The client representing 11% of our fiscal 2006 revenues represented 15% of our fiscal 2005 revenues and acts as an agent for other entities that are the actual purchasers of our services. Sales to each of the actual purchasers represented less than 10% of our total revenues. Because of our relatively large client base, our largest clients have varied from year to year. Current demand for our services indicates that the loss of any single client would not have a long term negative effect on our business.

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

Contracts

Our data acquisition services are conducted under master service contracts with our clients. These master service contracts define certain obligations for us and for our clients. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project or projects. Turnkey agreements generally provide us more profit potential, but involve more risks because of the potential of crew downtime or operational delays. We attempt to negotiate on a project by project basis, some level of weather downtime protection within the turnkey agreements. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays.

We currently operate under both turnkey and term supplemental agreements.

Competition

The acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Veritas DGC, Petroleum Geo Services, Geokinetics, Global Geophysical Services, and Tidelands Geophysical.

Employees

As of October 20, 2006, we employed approximately 1023 persons, of which 932 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, 12 are engaged in data processing, 19 are administrative personnel, 52 are engaged in equipment maintenance and transport and 8 are officers. Of the employees listed above, 9 are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

Available Information

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (“SEC”) on or after May 9, 1995 are available free of charge through our internet website, www.dawson3d.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our internet website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an internet site containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

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

Demand for our services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which activities depend in part on oil and gas prices. Significant fluctuations in oil and gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would do so again if prices for oil and gas were to decline. Because a greater portion of our clients are in the business of exploring for and producing natural gas, a sustained significant decline in the price of natural gas could have a more adverse affect on demand for our services. In particular, we incurred losses in fiscal years 2000 through 2003 as a result of decreased demand for seismic services during these years due to the effects of lower oil and gas prices. While in recent years the price of oil and natural gas has been historically high and exploration activities have been strong, there can be no assurance that the current level of energy prices will be sustained or that exploration and development activities by our clients will continue to be strong. Any significant decline in oil and gas related spending on behalf of our clients could cause us to alter our capital spending plans and would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

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

We have experienced substantial growth during the last three fiscal years, adding seven seismic data acquisition crews during this period. This growth has presented a challenge to our systems, processes, resources, personnel, management and other infrastructure and support mechanisms. If we do not manage these growth challenges effectively, our profitability and results of operations could be adversely affected, our management resources may be diverted and our future growth impeded.

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

Our industry is subject to governmental regulation which may adversely affect our future operations.

Our operations are subject to a variety of federal, state and local laws and regulations, including laws and regulations relating to protection of the environment and archeological sites. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. The fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and production activities by energy companies could also adversely affect our operations by reducing the demand for our services.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal facilities are summarized in the table below.

	Owned or		Building Area
Location	Leased	Purpose	Square Feet

Midland, TX	Leased	Executive offices and data processing	29,960
Midland, TX	Owned	Field office	58,472
		Equipment fabrication
		Maintenance and repairs

We have operating leases in Houston, Denver and Oklahoma City for general office space. In November we executed an operating lease for general office purposes, maintenance and repairs in Lyon Township, Michigan.

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

No matter has been submitted during the fourth quarter of the 2006 fiscal year to a vote of our security holders, through the solicitation of proxies or otherwise. However, please refer to our Proxy Statement for the Annual Meeting to be held on January 23, 2007 (the “Proxy Statement”), filed with the Securities and Exchange Commission, notifying security holders as to the election of Directors, adopting the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan and selection of KPMG LLP as our independent registered public accounting firm.

Part II

Item 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices for the period shown.

Quarter Ended	High	Low

December 31, 2004	$27.66	$17.13
March 31, 2005	$25.62	$17.91
June 30, 2005	$25.40	$19.11
September 30, 2005	$32.99	$20.96
December 31, 2005	$32.44	$25.00
March 31, 2006	$34.74	$23.74
June 30, 2006	$39.06	$27.51
September 30, 2006	$32.85	$25.70

As of November 24, 2006, we had 183 common stockholders of record as reported by our transfer agent.

We have not paid cash dividends on our Common Stock since becoming a public company and have no plans to do so in the foreseeable future.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2006.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of		Future Issuance
	Securities to		Under Equity
	be Issued		Compensation Plans
	Upon Exercise	Weighted-Average Exercise	(Excluding Securities
	of Outstanding	Price of	Reflected in
Plan Category	Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	171,250	$9.12	300,550
Equity compensation plans not approved by security holders	—	—	—
Total	171,250	$9.12	300,550

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Dawson Geophysical Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”.

Years Ended September 30	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Operating revenues	$168,550	$116,663	$69,346	$51,592	$36,078
Net income (loss)	$15,855	$10,016	$8,618	$(899)	$(2,292)
Net income (loss) per common share	$2.11	$1.50	$1.55	$(0.16)	$(0.42)
Weighted average equivalent common shares outstanding	7,518	6,706	5,559	5,485	5,463
Total assets	$149,418	$114,127	$56,759	$42,792	$44,291
Long term debt-less current maturities	$—	$—	$—	$—	$—
Stockholders’ equity	$119,208	$101,904	$50,282	$40,662	$41,586

In March 2005, we successfully completed a public offering of 1,800,000 shares of common stock such that weighted average equivalent common shares outstanding in 2005 reflect these additional shares for part of the year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Disclosure Regarding Forward Looking Statements” elsewhere in this Form 10-K.

Overview

We are the leading provider of onshore seismic data acquisition services in the lower 48 United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and gas companies. Demand for our services depends upon the level of spending by these oil and gas companies for exploration, production, development and field management activities, which activities depend, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business and results of operations.

Accordingly, our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our client’s desire for higher resolution subsurface images. In addition, we continue to experience high demand for our services despite recent fluctuations in oil and natural gas prices.

We continue to focus on increasing the revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews and adding to our energy source fleet. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into calendar 2007 with our twelve crews.

Fiscal 2006 Highlights

Our financial performance for fiscal 2006 significantly improved when compared to our financial performance for fiscal 2005 as a result of continuing high demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices. As a result of continuing high demand:

•	We deployed and operated the Company’s twelfth data acquisition crew equipped with an Aram ARIES recording system in June of 2006. We added a second Aram ARIES recording system in September.

•	We continued to experience price improvements and more favorable contract terms in our agreements with clients.

•	Our areas of operations during fiscal 2006 included South Texas, California, Utah, West Texas, the Fort Worth Basin of Texas, Oklahoma, North Dakota, Wyoming, Arkansas, West Virginia, New York, Mississippi, and New Mexico.

•	We increased channel count in 2006, from approximately 58,000 to in excess of 70,000.

•	We increased the size of the vibrator energy source fleet to 95 units.

•	We commenced operations under an agreement with WesternGeco, a subsidiary of Schlumberger, to provide Q-Land seismic data acquisition services in the Lower 48 United States.

•	We completed the data acquisition phase of a large 3-D multi-component seismic project in West Texas, our seventh such project in the last three years.

•	We joined the Russell 3000 Index.

Fiscal Year Ended September 30, 2006 Versus Fiscal Year Ended September 30, 2005

Operating Revenues.  Our operating revenues increased 44% from $116,663,000 in fiscal 2005 to $168,550,000 in fiscal 2006 as a result of continuing high demand for our services. As a result, we were able to field an additional data acquisition crew, expand the capabilities of our existing crews, obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2006 with eleven data acquisition crews and added our twelfth crew in June 2006. Recorded in the fourth quarter revenues are unusually high third party charges primarily related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources all of which are utilized in areas with limited access. The increase in these charges was driven by our continued geographic expansion in response to increased exploration activities in the Appalachian Basin, the Rocky Mountains, the Fayetteville Shale, and the Arkoma Basin. We are reimbursed for these expenses by our clients.

Operating Costs.  Our operating expenses increased 39% from $90,465,000 in fiscal 2005 to $125,848,000 in fiscal 2006 primarily due to the full year of service for the tenth and eleventh crews fielded in fiscal 2005 and to the start-up and ongoing expenses of the twelfth data acquisition crew deployed in June 2006. As discussed above, reimbursed expenses have a similar impact on operating costs.

General and administrative expenses were 2.9% of revenues in fiscal 2006, as compared to 3.9% of revenues in fiscal 2005. While the ratio of general and administrative expenses to revenue declined in fiscal 2006 due to the increase in revenues, the actual dollar amount increased. The increase of $318,000 from fiscal 2005 to fiscal 2006 reflects ongoing expenses necessary to support expanded field operations.

We recognized $13,338,000 of depreciation expense in fiscal 2006 as compared to $8,179,000 in fiscal 2005, reflecting the full year of depreciation expense from our fiscal 2005 capital expenditures. Our depreciation expense is expected to increase in fiscal 2007 as a result of our significant capital expenditures in fiscal 2006.

Our total operating costs for fiscal 2006 were $143,994,000, an increase of 40% from fiscal 2005 primarily due to the factors described above.

Taxes.  Our income tax expense was $9,358,000 in fiscal 2006 as compared to $4,506,000 in fiscal 2005. The increase in expense for 2006 from 2005 is primarily a result of our substantial increase in income before income taxes resulting in increased federal and state income taxes. Dawson fully utilized its federal net operating loss (“NOL”) carryforwards during 2006 and started remitting regular tax reduced by alternative minimum tax (“AMT”) credits.

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

We recognized $8,179,000 of depreciation expense in fiscal 2005 as compared to $4,653,000 in fiscal 2004, reflecting the full year of depreciation expense from our fiscal 2004 capital expenditures. Our depreciation expense also increased in fiscal 2006 as a result of our significant capital expenditures in fiscal 2005.

Our total operating costs for fiscal 2005 were $103,134,000, an increase of 64% from fiscal 2004 primarily due to the factors described above.

Taxes.  Our income tax expense was $4,506,000 in fiscal 2005 as compared to an income tax benefit of $1,536,000 in fiscal 2004. The fiscal 2005 expense was primarily due to recording income tax expense as a result of our continued profitability in 2005. The fiscal 2004 tax benefit was primarily due to a deferred income tax benefit from the elimination of a valuation allowance on our deferred tax asset generated from net operating loss carryforwards. The fiscal 2005 current tax expense reflects AMT calculated on net income not eligible for offset by AMT credit carryforwards. We anticipate we will recognize increased income tax expense in future years as we fully utilize our NOL carryforwards and AMT credit carryforwards.

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

Cash Flows.  Net cash provided by operating activities was $25,743,000 for fiscal 2006 and $12,300,000 for fiscal 2005. These amounts primarily reflect an increase in total revenues resulting from our expanded business and increase in accounts receivable in excess of payments of accounts payable.

Net cash used in investing activities was $21,031,000 in fiscal 2006 and $54,431,000 in fiscal 2005. These results primarily represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures were funded with cash generated from operations, short-term investments, proceeds from the public stock offering discussed below and in addition during fiscal 2005 with cash from our revolving line of credit agreement.

Net cash provided by financing activities in fiscal 2006 was $549,000 representing proceeds from the exercise of stock options. In fiscal 2005 net cash provided by financing activities of $41,347,000 primarily reflects proceeds from the public stock offering.

Capital Expenditures.  For fiscal year 2006, we made capital expenditures of $40,377,000, in part to complete the outfitting of our twelfth data acquisition crew fielded in June 2006 equipped with a 5,000 channel Aram ARIES recording system, to continue expansion of existing crews, to add energy source units, and to replace an Input/Output System II recording system on an existing crew with an Aram ARIES recording system in September of 2006. The Board of Directors had approved an initial fiscal 2007 capital budget of $20,000,000, of which $4,900,000 was used as part of the purchase of the second Aram ARIES recording system and captured as an increase to the fiscal 2006 capital budget due to earlier than anticipated delivery and deployment of the system. The balance of the fiscal 2007 capital budget will be used to add to the Company’s energy source fleet, make technical improvements in various phases of the Company’s operations, and meet maintenance capital requirements. These additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

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

On December 22, 2004, we entered into a revolving line of credit loan agreement with Western National Bank under which we may borrow, repay and reborrow, from time to time until January 18, 2007, up to $10 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. In connection with equipping and deploying our eighth and ninth data acquisition crews we borrowed $5 million under the loan agreement on January 12, 2005, and borrowed the remaining $5 million available under the loan agreement on February 1, 2005. As of March 31, 2005 we repaid the $10 million balance outstanding under the loan agreement and the associated interest as a partial use of proceeds from our public offering of 1,800,000 shares of our common stock. We did not borrow under the loan agreement during the remainder of fiscal 2005 or during fiscal 2006. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We expect to renew this revolving line of credit loan agreement for an additional year through January 2008 on the same terms and conditions.

On August 5, 2005, we filed a shelf registration statement with the Securities and Exchange Commission covering the offer and sale from time to time of up to $75 million in debt securities, preferred and common stock, and warrants. The registration statement allows us to sell securities, after the registration statement has been declared effective by the SEC, in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be separately filed with the SEC at the time of the offering. We do not expect to make an offering in the foreseeable future. However, the filing will enable us to act quickly as opportunities arise.

The following table summarizes payments due in specific periods related to our contractual obligations as of November 15, 2006:

	Payments Due by Period
		Within	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$1,336	$376	$550	$367	$43

We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through our short-term investments and cash flow from operations, through borrowings under our revolving line of credit and from the shelf registration of common stock discussed above. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

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

Impairment of Long-lived Assets.  We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and future gross margins based on our historical results and analysis of future oil and gas prices which is fundamental in assessing demand for our services. If we are unable to achieve these cash flows, we would potentially have an impairment charge in the period.

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

Tax Accounting.  We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.

Stock Based Compensation.  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted on a prospective basis SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the financial statement impact of FIN 48 on the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. We are evaluating SAB 108 and do not expect the adoption of SAB 108 to have a material impact on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary sources of market risk include fluctuations in commodity prices which effect demand for and pricing of our services and interest rate fluctuations. At September 30, 2006, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of September 30, 2006, our short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of stockholders’ equity, other comprehensive income (loss). We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-18 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on such evaluation, our chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2006.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of September 30, 2006, our internal control over financial reporting was effective. Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their attestation report appears on page F-3.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 with respect to Directors and Executive Officers is hereby incorporated by reference to the sections entitled “Election of Directors”, “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Stockholder Proposals for Next Annual Meeting”, and “Other Matters” in our Proxy Statement , filed or to be filed by us with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this Form 10-K. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors May 25, 2004. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our chief executive officer and chief financial officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of Dawson Geophysical Company appear on pages F-1 through F-18 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Stockholders’ Equity and Other Comprehensive Income
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedule appears on page F-18 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2006, 2005 and 2004.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 4th day of December, 2006.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors	12-4-06

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Director	12-4-06

/s/ Paul H. Brown Paul H. Brown	Director	12-4-06

/s/ Gary M. Hoover Gary M. Hoover	Director	12-4-06

/s/ Tim C. Thompson Tim C. Thompson	Director	12-4-06

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer	12-4-06

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 30, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2006.

KPMG LLP

Dallas, Texas
November 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dawson Geophysical Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dawson Geophysical Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dawson Geophysical Company as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated November 30, 2006 expressed an unqualified opinion on those financial statements, with an explanatory paragraph as the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2006.

KPMG LLP

Dallas, Texas
November 30, 2006

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	September 30,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$8,064,000	$2,803,000
Short-term investments	6,437,000	20,326,000
Accounts receivable, net of allowance for doubtful accounts of $148,000 in 2006 and $331,000 in 2005	46,074,000	28,696,000
Prepaid expenses and other assets	690,000	1,127,000
Current deferred tax asset	1,619,000	1,229,000

Total current assets	62,884,000	54,181,000
Property, plant and equipment	160,740,000	124,478,000
Less accumulated depreciation	(74,206,000)	(64,532,000)

Net property, plant and equipment	86,534,000	59,946,000

	$149,418,000	$114,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,280,000	$6,601,000
Accrued liabilities:
Payroll costs and other taxes	1,958,000	1,198,000
Other	4,195,000	2,182,000
Deferred revenue	863,000	190,000

Total current liabilities	23,296,000	10,171,000

Deferred tax liability	6,914,000	2,052,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 and 10,000,000 shares authorized in each period; 7,549,244 and 7,484,044 shares issued and outstanding in each period	2,517,000	2,495,000
Additional paid-in capital	82,370,000	80,987,000
Other comprehensive income, net of tax	(33,000)	(77,000)
Retained earnings	34,354,000	18,499,000

Total stockholders’ equity	119,208,000	101,904,000

	$149,418,000	$114,127,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2006	2005	2004

Operating revenues	$168,550,000	$116,663,000	$69,346,000
Operating costs:
Operating expenses	125,848,000	90,465,000	55,618,000
General and administrative	4,808,000	4,490,000	2,675,000
Depreciation	13,338,000	8,179,000	4,653,000

	143,994,000	103,134,000	62,946,000
Income from operations	24,556,000	13,529,000	6,400,000
Other income:
Interest income	582,000	507,000	177,000
Other	75,000	486,000	505,000

Income before income tax	25,213,000	14,522,000	7,082,000
Income tax expense:
Current	(4,886,000)	(2,035,000)	(96,000)
Deferred	(4,472,000)	(2,471,000)	1,632,000

	(9,358,000)	(4,506,000)	1,536,000

Net income	$15,855,000	$10,016,000	$8,618,000

Net income per common share	$2.11	$1.50	$1.55

Net income per common share-assuming dilution	$2.09	$1.48	$1.53

Weighted average equivalent common shares outstanding	7,518,372	6,705,791	5,558,646

Weighted average equivalent common shares outstanding-assuming dilution	7,599,555	6,795,295	5,631,397

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

				Accumulated
	Common Stock		Additional	Other	Retained
	Number		Paid-in	Comprehensive	Earnings
	of Shares	Amount	Capital	Income	(Deficit)	Total

Balance September 30, 2003	5,487,794	$1,829,000	$38,931,000	$37,000	$(135,000)	$40,662,000
Net income					8,618,000	8,618,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(126,000)
Less: Reclassification adjustment for gain included in net income				47,000
Income tax expense				14,000

Other comprehensive income				(65,000)		(65,000)

Comprehensive income						49,215,000
Issuance of common stock as compensation	8,500	3,000	107,000			110,000
Exercise of stock options	137,500	46,000	911,000			957,000

Balance September 30, 2004	5,633,794	1,878,000	39,949,000	(28,000)	8,483,000	50,282,000
Net income					10,016,000	10,016,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(194,000)
Less: Reclassification adjustment for gain included in net income				100,000
Income tax expense				45,000

Other comprehensive income				(49,000)		(49,000)

Comprehensive income						60,249,000
Excess tax benefit of employee stock plan			243,000			243,000
Issuance of common stock-public offering	1,800,000	600,000	40,396,000			40,996,000
Issuance of common stock as compensation	3,500	1,000	73,000			74,000
Exercise of stock options	46,750	16,000	326,000			342,000

Balance September 30, 2005	7,484,044	2,495,000	80,987,000	(77,000)	18,499,000	101,904,000
Net income					15,855,000	15,855,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding gain arising during period				35,000
Less: Reclassification adjustment for gain included in net income				31,000
Income tax benefit				(22,000)

Other comprehensive income				44,000		44,000

Comprehensive income						117,803,000
Excess tax benefit of employee stock plan			180,000			180,000
Stock based compensation expense			289,000			289,000
Issuance of common stock as compensation	18,450	6,000	560,000			566,000
Exercise of stock options	46,750	16,000	354,000			370,000

Balance September 30, 2006	7,549,244	$2,517,000	$82,370,000	$(33,000)	$34,354,000	$119,208,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,855,000	$10,016,000	$8,618,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,338,000	8,179,000	4,653,000
Non-cash compensation	855,000	74,000	110,000
Deferred income tax expense (benefit)	4,472,000	2,471,000	(1,632,000)
Excess tax benefit from share based payment arrangement	(180,000)	—	—
Other	119,000	270,000	135,000
Change in current assets and liabilities:
Increase in accounts receivable	(17,378,000)	(11,717,000)	(7,266,000)
Decrease (increase) in prepaid expenses	437,000	(687,000)	(153,000)
Increase in accounts payable	4,779,000	3,244,000	2,426,000
Increase in accrued liabilities	2,773,000	1,667,000	820,000
Increase (decrease) in deferred revenue	673,000	(1,217,000)	1,101,000

Net cash provided by operating activities	25,743,000	12,300,000	8,812,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	453,000	191,000	40,000
Capital expenditures, net of $4,900,000 noncash capital expenditures in 2006	(35,477,000)	(38,219,000)	(13,889,000)
Proceeds from sale of short-term investments	8,993,000	16,334,000	2,973,000
Proceeds from maturity of short-term investments	5,000,000	—	7,550,000
Acquisition of short-term investments	—	(32,737,000)	(6,245,000)

Net cash used in investing activities	(21,031,000)	(54,431,000)	(9,571,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	369,000	343,000	957,000
Proceeds from line of credit	—	10,000,000	—
Repayment on line of credit	—	(10,000,000)	—
Proceeds from stock offering	—	41,004,000	—
Excess tax benefit from share based payment arrangement	180,000	—	—

Net cash provided by financing activities	549,000	41,347,000	957,000

Net increase (decrease) in cash and cash equivalents	5,261,000	(784,000)	198,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,803,000	3,587,000	3,389,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,064,000	$2,803,000	$3,587,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$65,000	$—
Cash paid during the period for income taxes	$4,177,000	$1,882,000	$—

NON CASH INVESTING ACTIVITIES:
Unrealized loss on investments	$(10,000)	$(194,000)	$(42,000)

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

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of trade accounts receivable and short-term investments. The Company’s sales are to clients whose activities relate to oil and gas exploration and production. However, accounts receivable are well diversified among many clients, and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. The Company invests primarily in short-term U.S. Treasury Securities which it believes are a low risk investment.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the assets recoverability or fair value. Recognition of an impairment is required if future expected net cash flows are insufficient to recover the carrying value of the amounts. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins. If the Company is unable to achieve these cash flows, the Company would potentially have an impairment charge in the period. No impairment charges were recognized in the Statement of Operations for the years ended September 30, 2006, 2005 and 2004.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

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

The SFAS 123 pro forma information for the fiscal years ended September 30, 2005 and 2004 is as follows:

	September
	2005	2004

Net income, as reported	$10,016,000	$8,618,000
Add: Stock-based employee compensation expense included in net income, net of tax	74,000	110,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(495,000)	(426,000)

Net income, pro forma	$9,595,000	$8,302,000

Basic:
Net income per common share, as reported	$1.50	$1.55

Net income per common share, pro forma	$1.43	$1.49

Diluted:
Net income per common share, as reported	$1.48	$1.53

Net income per common share, pro forma	$1.41	$1.47

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

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $289,000, or $0.04 per share in operating costs in the Statement of Operations for the twelve months ended September 30, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

yet recognized at September 30, 2006 totals approximately $266,000 which is expected to be recognized over a weighted average of 1.6 years.

In periods ending prior to October 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15. However, for periods ending after December 31, 2005, pursuant to SFAS 123(R), the excess tax benefits are required to be reported in net cash provided by financing activities. For the twelve months ended September 30, 2006, excess tax benefits from disqualifying dispositions of options of $180,000 were reflected in both cash flows from operating activities and cash flows from financing activities in the Statements of Cash Flows.

The Company adopted the 2000 Incentive Stock Plan during fiscal 1999, which provides options to purchase 500,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company’s common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from the date of grant. The 2000 Plan provided that 50,000 of the 500,000 shares of authorized but unissued common stock may be awarded to officers, directors and employees of the Company for the purpose of additional compensation.

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

Options for 99,250, 80,500 and 55,500 shares were exercisable with weighted average exercise prices of $7.50, $7.02 and $7.42 as of September 30, 2006, 2005 and 2004, respectively.

Outstanding options at September 30, 2006 expire between April 2007 and November 2009 and have exercise prices ranging from $5.21 to $17.91.

There were no stock options granted during fiscal 2006. For stock options granted in fiscal 2005, the model assumed expected volatility of 44% and risk-free interest rate of 5.25%. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. Option activity is summarized as follows:

			Weighted
			Average
		Number of	Remaining
	Weighted	Optioned	Contractual	Aggregate Intrinsic
	Average Price	Shares	Term in Years	Value ($000)

Balance as of September 30, 2004	$6.75	227,000
Granted	$17.91	45,000
Cancelled or expired	$5.21	(750)
Exercised	$7.34	(46,750)

Balance as of September 30, 2005	$8.87	224,500	2.65	$4,803
Expired	$9.27	(6,500)
Exercised	$7.90	(46,750)

Balance as of September 30, 2006	$9.12	171,250	2.22	$3,535

Exercisable as of September 30, 2005	$7.02	80,500	2.65	$1,871

Exercisable as of September 30, 2006	$7.50	99,250	2.22	$2,210

The weighted average grant date fair value of options granted during fiscal 2005 was $10.18. There were no options granted during fiscal 2006. The total intrinsic value of options exercised during fiscal years ended September 30, 2006 and 2005 were $1,029,484 and $838,383, respectively.

2.	Short-Term Investments

Investment in securities consists of U.S. Treasury Securities. At September 30, 2006, the Company has an unrealized loss on short-term investments of $33,000, which is $52,000 net of the tax effect of $19,000 and is in “Other comprehensive income, net of tax”.

The short-term investment held at September 30, 2006 has a contractual maturity of May, 2007.

3.	Property, Plant and Equipment

Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30
	2006	2005	Useful Lives

Land, building and other	$3,843,000	$3,166,000	3 to 40 years
Recording equipment	110,874,000	86,766,000	5 to 10 years
Vibrator energy sources	29,189,000	21,548,000	10 to 15 years
Vehicles	16,609,000	12,452,000	2 to 10 years
Other(a)	225,000	546,000	—

	160,740,000	124,478,000
Less accumulated depreciation	(74,206,000)	(64,532,000)

Net property, plant and equipment	$86,534,000	$59,946,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Debt

The Company has a revolving line of credit loan agreement with Western National Bank. This agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2007, up to $10.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the greater of (i) the Prime Rate or (ii) 5.0%. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company is in compliance with all covenants and no funds were borrowed under this credit loan agreement during fiscal 2006.

5.	Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2006, 2005 and 2004, the Company elected to match 100% of employee contributions up to a maximum of 5% of the participant’s gross salary. For fiscal 2007, the Company has elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary and to offer a Roth 401(k) plan. The Company’s matching contributions for fiscal 2006, 2005 and 2004 were approximately $724,000, $555,000 and $438,000, respectively.

6.	Income Taxes

The Company recorded income tax expense in the current year of $9,358,000 as compared to $4,506,000 in 2005. The increase in the provision for 2006 from 2005 is primarily a result of a substantial increase in income before income taxes resulting in increased federal and state income taxes. The Company fully utilized its federal net operating loss (“NOL”) carryforwards during 2006 and started remitting regular tax reduced by alternative minimum tax (“AMT”) credits.

Income tax expense (benefit) from continuing operations.

	Year Ended September 30,
	2006	2005	2004

Current:	4,886,000	2,035,000	96,000
Deferred:	4,472,000	2,471,000	(1,632,000)

Total	$9,358,000	$4,506,000	$(1,536,000)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year Ended September 30,
	2006	2005	2004

Tax expense (benefit) computed at statutory rates	$8,573,000	$4,900,000	$2,585,000
Change in valuation allowance	90,000	-0-	(4,232,000)
State income tax	569,000	113,000	200,000
Other	126,000	(507,000)	(89,000)

Income tax expense (benefit)	$9,358,000	$4,506,000	$(1,536,000)

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$29,000	$1,111,000
Alternative minimum tax credit carryforwards	1,119,000	2,605,000
Receivables	52,000	118,000
Other	509,000	273,000

Total deferred tax assets	1,709,000	4,107,000
Less valuation allowance	(90,000)	—

Total gross deferred tax assets	1,619,000	4,107,000
Deferred tax liabilities:
Property and equipment	(6,914,000)	(4,930,000)
Total gross deferred tax liabilities	(6,914,000)	(4,930,000)

Net deferred tax asset (liability)	$(5,295,000)	$(823,000)

Current portion of net deferred tax asset/liability	$1,619,000	$1,229,000
Noncurrent portion of net deferred tax asset/liability	(6,914,000)	(2,052,000)

Total net deferred tax asset (liability)	$(5,295,000)	$(823,000)

As of September 30, 2006, the Company has utilized all its net operating loss carryforward for U.S. federal income tax purposes. As of September 30, 2006, the Company had individual state net operating loss carryforwards of approximately $400,000. Most of these carryforwards are primarily available in states where the Company believes the assets cannot be deemed to be realizable with any degree of confidence. Based on management’s belief a $29,000 valuation allowance was established to offset these deferred tax assets. As of September 30, 2006 an additional valuation allowance of $61,000 was established against the Company’s deferred tax asset for capital loss carryforwards that the Company doesn’t deem realizable in the foreseeable future. The Company has alternative minimum tax credit carryforwards totaling approximately $1,119,000 to offset regular income tax, which have no scheduled expiration date.

7.	Net Income per Common Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per common share:

	2006	2005	2004

Numerator:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$15,855,000	$10,016,000	$8,618,000

Denominator:
Denominator for basic net income per common share-weighted average common shares	7,518,372	6,705,791	5,558,646
Effect of dilutive securities-employee stock options	81,183	89,504	72,751

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,599,555	6,795,295	5,631,397

Net income per common share	$2.11	$1.50	$1.55

Net income per common share-assuming dilution	$2.09	$1.48	$1.53

8.	Major Customers

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in 2006, 2005, and 2004 varied and sales to these customers, as a percentage of operating revenues, for periods in which sales to these customers exceeded 10%, were as follows:

	2006	2005	2004

A	24%	10%	—
B	11%	15%	17%
C	—	13%	—
D	—	—	12%

Although 24% of our fiscal 2006 revenues are derived from one client, our evaluation indicates that our relationship is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. The Company’s client “B” in the table above acts as an agent for other entities that are the actual purchasers of the Company’s services. Sales to each of the actual purchasers represent less than 10% of the Company’s total revenues. Because of our relatively large client base, our largest clients have varied from year to year. Current demand for our services indicates that the loss of any single client would not have a long term negative effect on our business.

9.	Commitments and Contingencies

The Company is party to various legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company’s financial position or results of operation, as the Company believes it is adequately indemnified and insured.

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes payments due in specific periods related to our contractual obligations as of November 15, 2006:

	Payments Due by Period
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$1,336	$376	$550	$367	$43

10.	Rights Agreement

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

11.	Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN 48 on its financial position and results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is evaluating SAB 108 and does not expect the adoption of SAB 108 to have a material impact on its financial statements.

12.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30

Fiscal 2005:
Operating revenues	$21,559,000	$26,515,000	$31,500,000	$37,089,000
Income from operations	$2,451,000	$2,486,000	$4,826,000	$3,766,000
Net income	$1,600,000	$2,327,000	$3,357,000	$2,732,000
Net income per common share	$0.28	$0.37	$0.45	$0.37
Net income per common share assuming dilution	$0.28	$0.37	$0.45	$0.36
Fiscal 2006:
Operating revenues	$35,493,000	$40,042,000	$41,524,000	$51,491,000
Income from operations	$3,252,000	$6,431,000	$6,636,000	$8,237,000
Net income	$2,300,000	$4,351,000	$4,241,000	$4,963,000
Net income per common share	$.31	$.58	$.56	$.66
Net income per common share assuming dilution	$.30	$.57	$.56	$.65

Schedule II

Dawson Geophysical Company

Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts*:
Fiscal Year:
2006	$331,000	$20,000	$203,000	$148,000
2005	199,000	136,000	4,000	331,000
2004	127,000	100,000	28,000	199,000
Valuation allowance for deferred tax assets:
Fiscal Year:
2006	$—	$90,000	$—	$90,000
2005	—	—	—	—
2004	4,232,000	(4,232,000)	—	—

*	Deductions related to allowance for doubtful accounts represent amounts that have been deemed uncollectible and written off by the Company.

INDEX TO EXHIBITS

Number		Exhibit

3.1		Second Restated Articles of Incorporation of the Company (filed on August 8, 2006 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2006 (File No. 000-10144) and incorporated herein by reference).
3.2		Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
4.1		Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10	.1†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 12, 2004 (File No. 333-113576) and incorporated herein by reference).
10	.2†	Dawson Geophysical Company 2000 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed August 3, 2001 (File No. 333-66666) and incorporated herein by reference).
10.3		Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10.4		First Amendment to Loan Agreement, dated January 18, 2006, between the Company and Western National Bank (filed on May 10, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10.5		Revolving Line of Credit Loan Agreement, dated January 18, 2006, between the Company and Western National Bank (filed on February 9, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.