Form 10-Q
period 2006-12-31
DAWSON GEOPHYSICAL CO
filed 2007-02-09
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                                          to
Commission File No. 0-10144
DAWSON GEOPHYSICAL COMPANY

Texas (State or other jurisdiction of incorporation or organization)	75-0970548 (I.R.S. Employer Identification No.)
508 West Wall, Suite 800, Midland, Texas 79701
(Principal Executive Office)
Telephone Number: 432-684-3000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 6, 2007

Common Stock, $.33 1/3 par value	7,583,244 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Operating revenues	$53,654,000	$35,493,000
Operating costs:
Operating expenses	39,724,000	28,138,000
General and administrative	1,448,000	1,127,000
Depreciation	4,014,000	2,976,000

	45,186,000	32,241,000

Income from operations	8,468,000	3,252,000
Other income:
Interest income	154,000	161,000
Other	32,000	23,000

Income before income tax	8,654,000	3,436,000

Income tax expense:
Current	(1,927,000)	(535,000)
Deferred	(1,292,000)	(601,000)

Net income	$5,435,000	$2,300,000

Net income per common share	$0.72	$0.31

Net income per common share-assuming dilution	$0.71	$0.30

Weighted average equivalent common shares outstanding	7,553,809	7,486,389

Weighted average equivalent common shares outstanding-assuming dilution	7,635,013	7,584,165

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,815,000	$8,064,000
Short-term investments	6,460,000	6,437,000
Accounts receivable, net of allowance for doubtful accounts of $180,000 in December 2006 and $148,000 in September 2006	45,264,000	46,074,000
Prepaid expenses and other assets	133,000	690,000
Current deferred tax asset	682,000	1,619,000

Total current assets	61,354,000	62,884,000

Property, plant and equipment	163,953,000	160,740,000
Less accumulated depreciation	(78,168,000)	(74,206,000)

Net property, plant and equipment	85,785,000	86,534,000

	$147,139,000	$149,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,290,000	$16,280,000
Accrued liabilities:
Payroll costs and other taxes	869,000	1,958,000
Other	4,895,000	4,195,000
Deferred revenue	1,642,000	863,000

Total current liabilities	14,696,000	23,296,000

Deferred tax liability	7,276,000	6,914,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,567,244 and 7,549,244 shares issued and outstanding in each period	2,523,000	2,517,000
Additional paid-in capital	82,877,000	82,370,000
Other comprehensive income, net of tax	(22,000)	(33,000)
Retained earnings	39,789,000	34,354,000

Total stockholders’ equity	125,167,000	119,208,000

	$147,139,000	$149,418,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,435,000	$2,300,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,014,000	2,976,000
Non-cash compensation	287,000	186,000
Deferred income tax expense	1,292,000	601,000
Excess tax benefit from share based payment arrangement	(115,000)	(37,000)
Other	120,000	7,000

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	810,000	(4,604,000)
Decrease in prepaid expenses	557,000	907,000
(Decrease) increase in accounts payable	(9,596,000)	4,256,000
Decrease in accrued liabilities	(389,000)	(1,065,000)
Increase in deferred revenue	779,000	2,254,000

Net cash provided by operating activities	3,194,000	7,781,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of $606,000 noncash capital expenditures in December 2006	(2,670,000)	(13,535,000)
Proceeds from disposal of assets	—	4,000
Proceeds from sale of short-term investments	—	4,022,000

Net cash used in investing activities	(2,670,000)	(9,509,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Excess tax benefit from share based payment arrangement	115,000	37,000
Proceeds from exercise of stock options	112,000	43,000

Net cash provided by financing activities	227,000	80,000

Net increase (decrease) in cash and cash equivalents	751,000	(1,648,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,064,000	2,803,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$8,815,000	$1,155,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$139,000	$40,000

NON CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on investments	$18,000	$(11,000)

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND NATURE OF OPERATIONS
     Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended December 31, 2006, are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company’s 2006 Form 10-K.
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
     Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins based on the Company’s historical results and analysis of future oil and gas prices which is fundamental in assessing demand for the Company’s services. If the Company is unable to achieve these cash flows an impairment charge would be recorded.
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

     Tax Accounting. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes.
     Stock Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The Company adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.
     The Company adopted the 2000 Incentive Stock Plan during fiscal 1999 (the “2000 Plan”), which provides options to purchase 500,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company’s common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from the date of grant. The 2000 Plan provides that 50,000 of the 500,000 shares of authorized but unissued common stock may be awarded to officers, directors and employees of the Company for the purpose of additional compensation.
     In fiscal 2004, the Company adopted the 2004 Incentive Stock Plan (the “2004 Plan”) which provides 375,000 shares of authorized but unissued common stock of the Company. The 2004 Plan operates like the 2000 Plan except that of the 375,000 shares, up to 125,000 shares may be awarded to officers, directors, and employees of the Company and up to 125,000 shares may be awarded with restrictions for the purpose of additional compensation.
     Although shares are available under the 2000 and 2004 Plans, the Company does not intend to issue from these Plans in the future.
     In fiscal 2007, the Company adopted the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (“the Plan”). The Plan provides 750,000 shares of authorized but unissued common stock of the Company which may be awarded to officers, directors, employees, and consultants of the Company in various forms including options, grants, restricted stock grants and others. The Plan was approved by shareholders at the Company’s Annual Shareholders Meeting on January 23, 2007 and no awards have been issued under the Plan as of December 31, 2006.
Incentive Stock Options:
     A summary of the activity of the Company’s stock option plans as of December 31, 2006 and changes during the period ended is presented below:

			Weighted
			Average
		Number of	Remaining
	Weighted	Optioned	Contractual	Aggregate Intrinsic
	Average Price	Shares	Term in Years	Value ($000)
Balance as of September 30, 2006	$9.12	171,250	2.22	$3,535
Forfeited	17.91	(1,750)
Exercised	7.45	(15,000)

Balance as of December 31, 2006	$9.18	154,500	2.06	$4,260

Exercisable as of December 31, 2006	$7.94	125,750	2.06	$3,623

	Number of	Weighted Average
	Nonvested Share	Grant Date Fair
	Awards	Value
Nonvested Shares Outstanding September 30, 2006	72,000	$11.35
Granted	—	—
Vested	(41,500)	8.81
Forfeited	(1,750)	17.91

Nonvested Shares Outstanding December 31, 2006	28,750	$14.61

     Outstanding options at December 31, 2006 expire between April 2007 and November 2009 and have exercise prices ranging from $5.21 to $17.91. There were no stock options granted during fiscal 2006 or the first quarter of fiscal 2007.
     The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes valuation model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not historically declared dividends the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.
     The total intrinsic value of options exercised during the three months ended December 31, 2006 and December 31, 2005 was $431,000 and $157,000, respectively.
     Stock options outstanding under the Company’s 2000 and 2004 plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the three months ended December 31, 2006 and 2005, excess tax benefits from disqualifying dispositions of options of $115,000 and $37,000 accordingly were reflected in both cash flows from operating activities and cash flows from financing activities in the Statements of Cash Flows.
     The Company recorded compensation expense associated with stock options for the three months ended December 31, 2006 and 2005 of $46,000 and $91,000, respectively, which is included in wages in the Statement of Operations. The total cost of non-vested stock option awards which the Company had not yet recognized was approximately $220,000 and $465,000 at December 31, 2006 and 2005, respectively. Such amounts are expected to be recognized over a weighted average period of 1.45 and 2.06 years, respectively.
Restricted Stock:
The Company granted 59,000 restricted shares during the first quarter of fiscal 2007 under the 2004 Plan. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

	Number of	Weighted Average
	Restricted Share	Grant Date Fair
	Awards	Value
Unvested Restricted Shares Outstanding September 30, 2006	—	—
Granted	59,000	$27.05
Forfeited	—	—

Unvested Restricted Shares Outstanding December 31, 2006	59,000	$27.05

The Company granted 3,000 restricted shares with immediate vesting to outside directors in both the first quarter fiscal 2007 and 2006 as compensation. The grant date fair value equaled $39.77 and $31.64 in each quarter, respectively. The Company recognized compensation expense of $204,000 and $95,000 as well as the related tax benefit in both the first quarter fiscal 2007 and 2006.
The Company’s tax benefit with regards to unvested restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) were made for the restricted stock awards made during the quarter. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.
Compensation expense associated with restricted stock of $121,000 for the period ended December 31, 2006 is included in wages in the Statement of Operations. Total cost of non-vested restricted stock awards which the Company had not yet recognized at December 31, 2006 was approximately $1,331,000. This amount is expected to be recognized over 2.75 years.

Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the financial statement impact of FIN 48 on the Company.
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
3. NET INCOME PER COMMON SHARE
     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	December 31
	2006	2005
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$5,435,000	$2,300,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,553,809	7,486,389
Effect of dilutive securities-employee stock options and restricted stock grants	81,204	97,776

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,635,013	7,584,165

Net income per common share	$.72	$.31

Net income per common share-assuming dilution	$.71	$.30

4. DEBT
     On January 18, 2007, the Company entered into a revolving line of credit loan agreement with Western National Bank. This agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate until maturity, January 18, 2008, when the entire amount of the principal and accrued, unpaid interest shall be due and payable. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company is in compliance with all covenants as of February 6, 2007.
     The present agreement is a renewal of a revolving line of credit agreement with Western National Bank which matured January 18, 2007. The present agreement reflects an increase of the borrowing capacity of up to $20,000,000 from $10,000,000 per the preceding agreement. No funds were borrowed under the credit loan agreement during fiscal 2006 or up to its renewal and extension in fiscal 2007.
5. CONTINGENCY
     From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity as the Company believes it is adequately indemnified and insured.
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2006:

	Payments Due by Period (000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$1,268	$411	$500	$357	—
     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with terms exceeding one year was $77,000 and $38,000 for the periods ended December 31, 2006 and 2005, respectively.

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
Overview
     We are the leading provider of onshore seismic data acquisition services in the lower 48 United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and gas companies. Demand for our services depends upon the level of spending by these oil and gas companies for exploration, production, development and field management activities, which partly depend on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business and results of operations.
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
     We continue to focus on increasing the revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews and adding to our energy source fleet. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into calendar year 2007.

Highlights of the Quarter Ended December 31, 2006
     Our financial performance from operations for the first quarter of fiscal 2007 significantly improved when compared to our financial performance for the first quarter of fiscal 2006 as a result of continuing high demand for our services due to increased exploration and development activity by domestic oil and gas companies and increases in oil and gas prices. The following are the highlights of our first quarter performance:
•	We deployed our thirteenth data acquisition crew on a provisional basis to work from time to time as opportunities arose and operated it throughout the first fiscal quarter and to date in the second quarter.

•	We made plans to deploy an additional seismic data crew equipped with 8,500 channels of Aram equipment in April.

•	We placed an order for a recording system with 8,500 channels of Aram equipment to replace an existing recording system.

•	We placed an order for 18 I/O vibrator energy source units to meet ongoing demand.

•	We opened our new support office in Michigan and added to our technical and operational staff in our offices in Denver, Oklahoma City and Midland.
     Results of Operations
     Operating Revenues. Our operating revenues for the first three months of fiscal 2007 increased 51.2% to $53,654,000 from $35,493,000 for the first three months of fiscal 2006. Revenue growth in the quarter ended December 31, 2006 was primarily due to the expanded capabilities of existing crews, price improvements in the markets for our services and more favorable contract terms with clients, as well as the fielding of two additional seismic data acquisition crews in June and October of 2006, our twelfth and thirteenth crews. The thirteenth crew was placed into service as a provisional crew; however, it worked throughout the first quarter of fiscal 2007 and is continuing to operate in the second quarter. Weather conditions and crew downtime associated with delays in securing land access permits in the quarter ended December 31, 2006 had minor effects on operating results. Although we have some level of protection for weather-related downtime in our customer contracts, weather conditions during January 2007 negatively impacted our operations. The effect of these adverse conditions in January on our second quarter results cannot be determined at this time.
     Operating Costs. Operating expenses for the three months ended December 31, 2006 increased 41.2% to $39,724,000 versus $28,138,000 for the same period of fiscal 2006. Increases in operating expenses are primarily due to ongoing expenses of the two crews added in June and October of 2006.
     General and administrative expenses were 2.7% of revenues in the first quarter of fiscal 2007, as compared to 3.2% of revenues in the same period of fiscal 2006. While the ratio of general and administrative expenses to revenue declined in fiscal 2007 due to the increase in revenues, the actual dollar amount increased. The increase of $321,000 from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 reflects ongoing expenses necessary to support expanded field operations.
     We recognized $4,014,000 of depreciation expense in the first quarter of fiscal 2007 as compared to $2,976,000 in the comparable quarter of fiscal 2006 as a result of the significant capital expenditures we made during 2006. Our depreciation expense is expected to increase during fiscal 2007 reflecting our significant capital expenditures in fiscal 2006 and our expected capital expenditures for the remainder of fiscal 2007.
     Our total operating costs for the first three months of fiscal 2007 were $45,186,000, an increase of 40.2% from the first three months of fiscal 2006 primarily due to the factors described above.
     Taxes. The effective rate for the income tax provision for the three months ended December 31, 2006 and 2005 was 37.2% and 33.1%, respectively. The increase in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was due to the Company having utilized most of its net operating losses in fiscal 2006 and increased taxes as a result of operating in new tax jurisdictions.
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
     Cash Flows. Net cash provided by operating activities was $3,194,000 for the first three months of fiscal 2007 and $7,781,000 for the first three months of fiscal 2006. Net cash flow provided by operating activities for the first quarter fiscal 2007 primarily reflects an increase in total revenues as discussed in the “Results of Operations” and an increase in the payment of accounts payable in excess of accounts receivable collections.
     Net cash used in investing activities was $2,670,000 in the quarter ended December 31, 2006 and $9,509,000 in the quarter ended December 31, 2005. The net cash used in investing activities in fiscal 2007 represents capital expenditures. Capital expenditures in fiscal 2007 were made with cash generated from operations.
     Net cash provided by financing activities for the first three months ended December 31, 2006 was $227,000 and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in the period.
     Capital Expenditures. Capital expenditures during the first three months of fiscal 2007 were $3,276,000, which we used to acquire additional recording channels, to expand the capabilities of our existing crews and for maintenance capital requirements.
     Our Board of Directors has approved a fiscal 2007 capital budget of $35,100,000 after earlier approving an initial budget of $20,000,000. The fiscal 2007 capital budget will be used to purchase two 8,500 channel Aram ARIES recording systems. One will be deployed on an additional crew and one will replace an I/O MRX recording system on an existing crew. We will use the balance of the capital budget to purchase 18 I/O vibrator energy source units to increase our fleet to 113 energy source units and to make technical improvements in all phases of the Company’s operations and to meet maintenance capital requirements. These additions will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.
     We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.
     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. We have also funded our capital expenditures and other financing needs through public equity offerings. As a result of our capital needs resulting from the continued expansion of our business, we obtained a $10.0 million revolving line of credit agreement in December 2004 and completed a public offering of our common stock in March 2005.
     Our revolving line of credit loan agreement is with Western National Bank. In January, we renewed the agreement for an additional year and increased the size of the facility from $10.0 million to $20.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We are in compliance with all covenants, and as of February 7, 2007, we have not borrowed any funds under this credit loan agreement.
     On August 5, 2005, we filed a shelf registration statement with the Securities and Exchange Commission covering the offer and sale from time to time of up to $75.0 million in debt securities, preferred and common stock, and warrants. The registration statement allows us to sell securities, after the registration statement has been declared effective by the SEC, in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be filed separately with the SEC at the time of the offering. We do not expect to make an offering at this time. However, the filing will enable us to act quickly as opportunities arise.
     The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2006:

	Payments Due by Period (000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$1,268	$411	$500	$357	$—

     We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our remaining fiscal 2007 capital requirements through our short-term investments, cash flow from operations, through borrowings under our revolving line of credit and from the shelf registration of common stock discussed above. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.
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
     Tax Accounting. We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly affect these estimates and could have a material impact on our provision or benefit for income taxes.
     Stock Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of the grant. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of

Operations on a straight-line basis over the vesting period. We determine the fair value of stock options granted to employees using the Black-Scholes option pricing model based on the following assumptions:
•	Expected volatility of our stock price is based on historical volatility over the expected term of the option.

•	Expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective option and the contractual term.

•	Risk-free interest rate for periods with the expected term of the option.

•	Dividend yield.
Our stock price volatility and term assumptions are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
FAS 123(R) also requires that we recognize compensation expense for only the portion of the share-based payment arrangements that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical employee pre-vesting termination behavior. We periodically adjust the estimated forfeiture rates so that only the compensation expense related to share-based payment arrangements that vest are included in wages. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At December 31, 2006, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of December 31, 2006, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: February 9, 2007	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: February 9, 2007	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary
and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1*	Second Restated Articles of Incorporation of the Company, as amended.

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

10.1	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan, dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.2*	Revolving Line of Credit Loan Agreement, dated January 18, 2007, between the Company and Western National Bank.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.