Form 10-Q
period 2007-03-31
DAWSON GEOPHYSICAL CO
filed 2007-05-10
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007

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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 9, 2007
Common Stock, $.33 1/3 par value	7,622,744 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Operating revenues	$59,935,000	$40,042,000	$113,589,000	$75,535,000
Operating costs:
Operating expenses	45,608,000	29,109,000	85,332,000	57,247,000
General and administrative	1,605,000	1,314,000	3,053,000	2,441,000
Depreciation	4,154,000	3,188,000	8,168,000	6,164,000

	51,367,000	33,611,000	96,553,000	65,852,000

Income from operations	8,568,000	6,431,000	17,036,000	9,683,000
Other income:
Interest income	272,000	167,000	426,000	328,000
Other income (expense)	(33,000)	113,000	(1,000)	136,000

Income before income tax	8,807,000	6,711,000	17,461,000	10,147,000
Income tax expense:
Current	(3,138,000)	(1,307,000)	(5,065,000)	(1,842,000)
Deferred	(301,000)	(1,053,000)	(1,593,000)	(1,654,000)

	(3,439,000)	(2,360,000)	(6,658,000)	(3,496,000)

Net income	$5,368,000	$4,351,000	$10,803,000	$6,651,000

Net income per common share	$0.71	$0.58	$1.43	$0.89

Net income per common share-assuming dilution	$0.70	$0.57	$1.41	$0.88

Weighted average equivalent common shares outstanding	7,590,911	7,504,811	7,572,156	7,495,499

Weighted average equivalent common shares outstanding-assuming dilution	7,650,405	7,593,193	7,642,709	7,583,611

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,337,000	$8,064,000
Short-term investments	6,484,000	6,437,000
Accounts receivable, net of allowance for doubtful accounts of $280,000 in March 2007 and $148,000 in September 2006	45,187,000	46,074,000
Prepaid expenses and other assets	1,771,000	690,000
Current deferred tax asset	807,000	1,619,000

Total current assets	70,586,000	62,884,000

Property, plant and equipment:	180,140,000	160,740,000
Less accumulated depreciation	(82,228,000)	(74,206,000)

Net property, plant and equipment	97,912,000	86,534,000

	$168,498,000	$149,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,203,000	$16,280,000
Accrued liabilities:
Payroll costs and other taxes	2,275,000	1,958,000
Other	5,902,000	4,195,000
Deferred revenue	2,180,000	863,000

Total current liabilities	29,560,000	23,296,000

Deferred tax liability	7,709,000	6,914,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,622,744 and 7,549,244 shares issued and outstanding in each period	2,541,000	2,517,000
Additional paid-in capital	83,540,000	82,370,000
Other comprehensive expense, net of tax	(9,000)	(33,000)
Retained earnings	45,157,000	34,354,000

Total stockholders’ equity	131,229,000	119,208,000

	$168,498,000	$149,418,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,803,000	$6,651,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,168,000	6,164,000
Non-cash compensation	415,000	536,000
Deferred income tax expense	1,593,000	1,654,000
Excess tax benefit from share based payment arrangement	(243,000)	(46,000)
Other	343,000	(149,000)
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	887,000	(5,876,000)
(Increase) decrease in prepaid expenses	(1,081,000)	483,000
Decrease in accounts payable	(3,198,000)	(371,000)
Increase in accrued liabilities	2,024,000	1,208,000
Increase in deferred revenue	1,317,000	55,000

Net cash provided by operating activities	21,028,000	10,309,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of $6,120,000 noncash capital expenditures in March 2007	(13,521,000)	(19,713,000)
Proceeds from disposal of assets	4,000	320,000
Proceeds from maturity of short-term investments	—	6,510,000

Net cash used in investing activities	(13,517,000)	(12,883,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Excess tax benefit from share based payment arrangement	243,000	46,000
Proceeds from exercise of stock options	519,000	230,000

Net cash provided by financing activities	762,000	276,000

Net increase (decrease) in cash and cash equivalents	8,273,000	(2,298,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,064,000	2,803,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$16,337,000	$505,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$4,106,000	$604,000

NON CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on investments	$38,000	$(29,000)

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND NATURE OF OPERATIONS
     Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year.
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
     Revenue Recognition. Services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, the Company recognizes revenues when revenue is realizable and services have been performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate as services are performed. In the case of a cancelled service contract, revenue is recognized and the customer is billed for services performed up to the date of cancellation. The Company receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses that are reimbursed by the client.
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
     Stock Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The Company adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.
     The Company adopted the 2000 Incentive Stock Plan during fiscal 1999 (the “2000 Plan”), which provides options to purchase 500,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company’s common stock at the date of grant. Options are exercisable 25% annually from the date of the grant and the options expire five years from the date of grant. The 2000 Plan provides that 50,000 of the 500,000 shares of authorized but unissued common stock may be awarded to officers, directors and employees of the Company for the purpose of additional compensation.
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
     Although shares are available under the 2000 and 2004 Plans, the Company does not intend to issue options or grants from these Plans in the future.
     In fiscal 2007, the Company adopted the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (“the Plan”). The Plan provides 750,000 shares of authorized but unissued common stock of the Company which may be awarded to officers, directors, employees, and consultants of the Company in various forms including options, grants, restricted stock grants and others. The Plan was approved by shareholders at the Company’s Annual Shareholders Meeting on January 23, 2007 and no awards have been issued under the Plan as of March 31, 2007.

Incentive Stock Options:
     A summary of the activity of the Company’s stock option plans as of March 31, 2007 and changes during the period ended is presented below:

			Weighted
			Average
		Number of	Remaining
	Weighted	Optioned	Contractual	Aggregate Intrinsic
	Average Price	Shares	Term in Years	Value ($000)

Balance as of September 30, 2006	$9.12	171,250	2.22	$3,535
Forfeited	15.82	(6,500)
Exercised	7.62	(70,500)

Balance as of March 31, 2007	$9.77	94,250	1.87	$3,703

Exercisable as of March 31, 2007	$8.15	70,250	1.87	$2,874

	Number of	Weighted Average
	Nonvested Share	Grant Date Fair
	Awards	Value

Nonvested Shares Outstanding September 30, 2006	72,000	$11.35
Granted	—	—
Vested	(41,500)	8.81
Forfeited	(6,500)	15.82

Nonvested Shares Outstanding March 31, 2007	24,000	$14.52

     Outstanding options at March 31, 2007 expire between April 2007 and November 2009 and have exercise prices ranging from $5.21 to $17.91. There were no stock options granted during fiscal 2006 or the first six months of fiscal 2007.
     The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes valuation model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.
     The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was $2,380,000 and $557,000, respectively.
     Stock options outstanding under the Company’s 2000 and 2004 plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the six months ended March 31, 2007 and 2006, excess tax benefits from disqualifying dispositions of options of $243,000 and $46,000 accordingly were reflected in both cash flows from operating activities and cash flows from financing activities in the Statements of Cash Flows.
     The Company recorded compensation expense associated with stock options for the six months ended March 31, 2007 and 2006 of $53,000 and $182,000, respectively, which is included in wages in the Statements of Operations. The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $179,000 and $373,000 at March 31, 2007 and 2006, respectively. Such amounts are expected to be recognized over a weighted average period of 1.37 and 1.87 years, respectively.

Restricted Stock:
     The Company granted 59,000 restricted shares during the first quarter of fiscal 2007 under the 2004 Plan. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

	Number of	Weighted Average
	Restricted Share	Grant Date Fair
	Awards	Value
Nonvested Restricted Shares Outstanding September 30, 2006	—	—
Granted	59,000	$27.05
Forfeited	(3,000)	27.05

Nonvested Restricted Shares Outstanding March 31, 2007	56,000	$27.05

     The Company granted 3,000 restricted shares with immediate vesting to outside directors in both the first quarter fiscal 2007 and 2006 as compensation. The grant date fair value equaled $39.77 and $31.64 in each quarter, respectively. The Company granted 8,200 restricted shares with immediate vesting to employees in the second quarter fiscal 2006 as compensation. The weighted average grant date fair value was $31.54. No restricted shares with immediate vesting were granted during the second quarter fiscal 2007. The Company recognized compensation expense of $119,000 and $353,000 as well as the related tax benefit associated with these grants in the six months ended March 31, 2007 and 2006.
     The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) were made for the restricted stock awards. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.
     Compensation expense associated with restricted stock of $242,000 for the period ended March 31, 2007 is included in wages in the Statement of Operations. Total cost of nonvested restricted stock awards which the Company had not yet recognized at March 31, 2007 was approximately $1,210,000. This amount is expected to be recognized over 2.5 years.
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN 48 on its financial statements.
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS 159 on its financial statements.

3. NET INCOME PER COMMON SHARE
     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$5,368,000	$4,351,000	$10,803,000	$6,651,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,590,911	7,504,811	7,572,156	7,495,499
Effect of dilutive securities-employee stock options and restricted stock grants	59,494	88,382	70,553	88,112

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,650,405	7,593,193	7,642,709	7,583,611

Net income per common share	$0.71	$0.58	$1.43	$0.89

Net income per common share-assuming dilution	$0.70	$0.57	$1.41	$0.88

4. DEBT
     On January 18, 2007, the Company entered into a revolving line of credit loan agreement with Western National Bank. This agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. Obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate until maturity, January 18, 2008, when the entire amount of the principal and accrued, unpaid interest shall be due and payable. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company is in compliance with all covenants as of May 10, 2007.
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
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.

     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2007:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,384	$440	$554	$390	—
     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $182,000 and $76,000 for the six months ended March 31, 2007 and 2006, respectively, and $105,000 for the quarter ended March 31, 2007 as compared to $38,000 for the quarter ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.
Forward Looking Statements
     All statements other than statements of historical fact included in this Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the ability to manage growth, the ability to obtain land access rights of way, and the availability of capital resources. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
Overview
     We are the leading provider of onshore seismic data acquisition services in the lower 48 United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and gas companies. Demand for our services depends upon the level of spending by these oil and gas companies for exploration, production, development and field management activities, which partly depends on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business.
     Accordingly, our profitability is directly related to the level of exploration for domestic oil and natural gas reserves by the petroleum industry. As a result of an increase in domestic exploration spending during the past few years, we have experienced an increased demand for our seismic data acquisition and processing services. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ desire for higher resolution subsurface images. We have continued to experience high demand for our services despite fluctuations in oil and natural gas prices over the last year.
     We continue to focus on increasing the revenues from and profitability of our existing data acquisition crews by upgrading our recording capacity, expanding the channel count on existing crews and adding to our energy source fleet. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our service contracts to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. We continue to realize an increase in third party charges related to the use of dynamite energy sources, helicopter support services, and specialized survey technologies. The increase in these charges is related to our continued operations in areas of limited access. We are reimbursed for these expenses by our clients. Although our clients may cancel their service contracts with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity through calendar year 2007 and into calendar year 2008 on several crews.

Highlights of the Quarter Ended March 31, 2007
     Our financial performance from operations for the second quarter of fiscal 2007 significantly improved when compared to our financial performance for the second quarter of fiscal 2006 as a result of continuing high demand for our services. The following are the highlights of our second quarter performance:
•	We operated thirteen data acquisition crews during the quarter, an increase of two crews from the same quarter in fiscal 2006.

•	We prepared to deploy our fourteenth data crew which began work in April. We have since increased the channel count on this crew from 8,500 to 10,000 channels.

•	We continued to make significant investments in our equipment and recording capacity. During the quarter we increased the channel count from 8,500 channels to 9,500 channels on an Aram recording system scheduled for delivery in June and which will be used to replace a recording system on an existing crew. We also purchased an additional 1,500 channels of Aram equipment to further expand the recording capacity on our existing crews using Aram equipment, received ten I/O vibrator energy source units and await the delivery of eight more.
Results of Operations
     Operating Revenues. Our operating revenues for the first six months of fiscal 2007 increased 50% to $113,589,000 from $75,535,000 for the first six months of fiscal 2006. For the three months ended March 31, 2007, operating revenues totaled $59,935,000 as compared to $40,042,000 for the same period of fiscal 2006, a 50% increase. Included in the second quarter of fiscal 2007 revenues are substantial increases in third party charges related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources. The increase in these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, the Rocky Mountains and eastern Oklahoma. Revenue growth was primarily due to the expanded capabilities of existing crews, price improvements in the markets for our services and more favorable contract terms with clients, as well as the fielding of two additional seismic data acquisition crews in June and October of 2006, our twelfth and thirteenth crews. The thirteenth crew was placed into service as a provisional crew; however, it has operated throughout the first six months of fiscal 2007 and is continuing to operate in the third quarter. Although we have some level of protection for weather-related downtime in our customer contracts, weather conditions and crew downtime associated with delays in securing land access permits in the quarter ended March 31, 2007 negatively affected operating results. While inclement weather conditions continue to have an adverse effect on our operations, we are currently operating at full capacity and deployed our fourteenth crew in April. The effect of the weather conditions in April on our third quarter results cannot be determined at this time.
     Operating Costs. Operating expenses for the six months ended March 31, 2007 totaled $85,332,000 versus $57,247,000 for the same period of fiscal 2006, an increase of 49%. Operating expenses for the three months ended March 31, 2007 increased 57% to $45,608,000 as compared to $29,109,000 for the same period of fiscal 2006. Increases in operating expenses are primarily due to the ongoing expenses of the two crews added in June and October of 2006, the expenses of supporting equipment enhancements on the existing crews and reimbursable expenses.
     General and administrative expenses were 2.7% of revenues in the first six months of fiscal 2007, as compared to 3.2% of revenues in the same period of fiscal 2006. For the quarter ended March 31, 2007, general and administrative expenses were approximately 2.7% of revenues as compared to 3.3% for the comparable quarter of fiscal 2006. While the ratio of general and administrative expenses to revenue declined in fiscal 2007 related to the increase in revenues, the actual dollar amount increased. The increase of $612,000 from the first six months of fiscal 2006 to the first six months of fiscal 2007 reflects ongoing expenses necessary to support expanded field operations.
     Depreciation for the six months ended March 31, 2007 totaled $8,168,000 as compared to $6,164,000 for the six months ended March 31, 2006. We recognized $4,154,000 of depreciation expense in the second quarter of fiscal 2007 as compared to $3,188,000 in the comparable quarter of fiscal 2006. The increase in depreciation expenses in both the six month and three month periods was the result of the significant capital expenditures we made during fiscal 2006 and to date in fiscal 2007. Our depreciation expense is expected to increase during fiscal 2007 reflecting our significant capital expenditures in fiscal 2006 and our expected capital expenditures for the remainder of fiscal 2007.
     Our total operating costs for the first six months of fiscal 2007 were $96,553,000, an increase of 47% from the first six months of fiscal 2006. For the quarter ended March 31, 2007, our operating expenses were $51,367,000 representing a 53% increase from the comparable quarter of fiscal 2006. These increases in the first six months period and for the second quarter were primarily due to the factors described above.
     Taxes. The effective rate for the income tax provision for the six months ended March 31, 2007 and 2006 was 38.1% and 34.4%, respectively. The increase in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was due to the Company having utilized most of its net operating loss carryforwards in fiscal 2006 and increased taxes as a result of changes in tax legislation that impacts Company operations.
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
     Cash Flows. Net cash provided by operating activities was $21,028,000 for the first six months of fiscal 2007 and $10,309,000 for the first six months of fiscal 2006. Net cash flow provided by operating activities for the first six months of fiscal 2007 primarily reflects an increase in total revenues as discussed in “Results of Operations”.
     Net cash used in investing activities was $13,517,000 in the six months ended March 31, 2007 and $12,883,000 in the six months ended March 31, 2006. The net cash used in investing activities in fiscal 2007 primarily represents capital expenditures made with cash generated from operations.
     Net cash provided by financing activities for the first six months ended March 31, 2007 and 2006 was $762,000 and $276,000, respectively, and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in the period.
     Capital Expenditures. Capital expenditures during the first six months of fiscal 2007 were $19,641,000, which we used to acquire additional recording channels, field the fourteenth crew, purchase vibrator energy source units and to satisfy maintenance capital requirements.
     During the quarter ended March 31, 2007, our Board of Directors approved an additional $3,000,000 in capital expenditures to bring our fiscal 2007 capital budget to $38,100,000. This increase was used to purchase additional recording channels. The fiscal 2007 capital budget will also be used, in part, to purchase two Aram ARIES recording systems. One of the new Aram recording systems was deployed on our fourteenth crew in April. The second new recording system is scheduled to replace an existing I/O MRX recording system on another crew in June. We plan to use a portion of the capital budget to purchase eighteen I/O vibrator energy source units, ten of which have already been delivered. The balance of the capital budget will be used to make technical improvements in all phases of our operations and to meet maintenance capital requirements. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.
     We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.
     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short term borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. At times, we have also funded our capital expenditures and other financing needs through public equity offerings.
     Our revolving line of credit loan agreement is with Western National Bank. In January, we renewed the agreement for an additional year and increased the size of the facility from $10.0 million to $20.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We are in compliance with all covenants, and as of May 10, 2007, we have not borrowed any funds under this credit loan agreement.
     On August 5, 2005, we filed a shelf registration statement with the Securities and Exchange Commission covering the periodic offer and sale of up to $75.0 million in debt securities, preferred and common stock, and warrants. The registration statement allows us to sell securities, after the registration statement has been declared effective by the SEC, in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be filed separately with the SEC at the time of the offering. The filing of the shelf registration statement will enable us to act quickly as opportunities arise.
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2007:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,384	$440	$554	$390	$—
     We believe that our capital resources, including our short-term investments and cash flow from operations are adequate to meet current operational needs. We believe we will be able to finance our remaining fiscal 2007 capital requirements through short-term investments, cash flow from operations, through borrowings under our revolving line of credit and, if necessary, from capital markets offerings. However, the ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.
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
     Revenue Recognition. Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, we recognize revenues when revenue is realizable and services are performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our client for services performed up to the date of cancellation. We also receive reimbursements for certain out-of-pocket expenses under the terms of our service contracts. We record amounts billed to clients in revenue at the gross amount including out-of-pocket expenses that are reimbursed by our client.
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
     Stock Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. We adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. SFAS 123(R) requires us to recognize compensation expense for all share-based payment arrangements based on the fair value of the share-based payment on the date of the grant. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period. We determine the fair value of stock options granted to employees using the Black-Scholes option pricing model based on the following assumptions:
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
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of FIN 48 on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years ending after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liability” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS 159 on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At March 31, 2007, we had no indebtedness. Our short-term investments were fixed-rate and we do not necessarily intend to hold them to maturity, and therefore, the short-term investments expose us to the risk of earnings or cash flow loss due to changes in market interest rates. As of March 31, 2007, the carrying value of our investments approximates fair value. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Stockholders was held on January 23, 2007.
          The following proposals were adopted by the margins indicated:
          1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld

Paul H. Brown	6,568,882	243,933
L. Decker Dawson	6,659,059	153,756
Gary M. Hoover	6,479,426	333,389
Stephen C. Jumper	6,722,670	90,145
Tim C. Thompson	6,570,110	242,705
          2. To approve the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan.

For	2,279,039
Against	1,381,086
Abstain	271,694
Broker Non-Votes	2,880,996

          3. To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

For	5,940,100
Against	48,879
Abstain	823,835
Broker Non-Votes	0
ITEM 5. OTHER INFORMATION
          On March 27, 2007, the Compensation Committee of the Board of Directors of the Company approved salary increases for the following named executive officers, effective April 2, 2007:

	From	To
Stephen C. Jumper President, Chief Executive Officer	$275,000	$310,000
C. Ray Tobias Executive Vice President, Chief Operating Officer	$175,000	$200,000
Christina W. Hagan Executive Vice President, Secretary and Chief Financial Officer	$175,000	$187,500
Howell W. Pardue Executive Vice President	$145,000	$165,000
K.S. Forsdick Vice President	$140,000	$162,500
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 10, 2007	By:	/s/ Stephen C. Jumper

Stephen C. Jumper President and Chief Executive Officer

DATE: May 10, 2007	By:	/s/ Christina W. Hagan

Christina W. Hagan Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference).

3.2	Bylaws of the Company, as amended (filed on December 11, 2003 as Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

10.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.2	Revolving Line of Credit Loan Agreement, dated January 18, 2007, between the Company and Western National Bank (filed on February 9, 2007 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.