Form 10-Q
period 2007-06-30
DAWSON GEOPHYSICAL CO
filed 2007-08-07
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2007

Common Stock, $.33 1/3 par value	7,627,494 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Operating revenues	$68,637,000	$41,524,000	$182,226,000	$117,059,000
Operating costs:
Operating expenses	49,825,000	30,378,000	135,157,000	87,625,000
General and administrative	1,532,000	1,117,000	4,585,000	3,558,000
Depreciation	4,685,000	3,393,000	12,853,000	9,557,000

	56,042,000	34,888,000	152,595,000	100,740,000
Income from operations	12,595,000	6,636,000	29,631,000	16,319,000
Other income:
Interest income	190,000	147,000	616,000	475,000
Other income (expense)	230,000	(81,000)	229,000	55,000

Income before income tax	13,015,000	6,702,000	30,476,000	16,849,000
Income tax expense:
Current	(4,502,000)	(1,543,000)	(9,567,000)	(3,385,000)
Deferred	(952,000)	(918,000)	(2,545,000)	(2,572,000)

	(5,454,000)	(2,461,000)	(12,112,000)	(5,957,000)
Net income	$7,561,000	$4,241,000	$18,364,000	$10,892,000

Net income per common share	$0.99	$0.56	$2.42	$1.45

Net income per common share-assuming dilution	$0.98	$0.56	$2.40	$1.44

Weighted average equivalent common shares outstanding	7,622,755	7,535,615	7,589,022	7,508,871

Weighted average equivalent common shares outstanding-assuming dilution	7,695,371	7,614,507	7,660,053	7,586,117

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,587,000	$8,064,000
Short-term investments	—	6,437,000
Accounts receivable, net of allowance for doubtful accounts of $300,000 in June 2007 and $148,000 in September 2006	51,818,000	46,074,000
Prepaid expenses and other assets	979,000	690,000
Current deferred tax asset	810,000	1,619,000

Total current assets	55,194,000	62,884,000
Property, plant and equipment:	208,682,000	160,740,000
Less accumulated depreciation	(86,429,000)	(74,206,000)

Net property, plant and equipment	122,253,000	86,534,000

	$177,447,000	$149,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,863,000	$16,280,000
Accrued liabilities:
Payroll costs and other taxes	1,044,000	1,958,000
Other	7,759,000	4,195,000
Deferred revenue	1,914,000	863,000

Total current liabilities	29,580,000	23,296,000

Deferred tax liability	8,651,000	6,914,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,623,744 and 7,549,244 shares issued and outstanding in each period	2,541,000	2,517,000
Additional paid-in capital	83,957,000	82,370,000
Other comprehensive expense, net of tax	—	(33,000)
Retained earnings	52,718,000	34,354,000

Total stockholders’ equity	139,216,000	119,208,000

	$177,447,000	$149,418,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,364,000	$10,892,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,853,000	9,557,000
Non-cash compensation	474,000	590,000
Deferred income tax expense	2,545,000	2,572,000
Excess tax benefit from share based payment arrangement	(583,000)	(180,000)
Other	498,000	92,000
Change in current assets and liabilities:
Increase in accounts receivable	(5,744,000)	(6,818,000)
(Increase) decrease in prepaid expenses	(289,000)	378,000
(Decrease) increase in accounts payable	(1,317,000)	2,728,000
Increase in accrued liabilities	2,650,000	1,000,000
Increase (decrease) in deferred revenue	1,051,000	(122,000)

Net cash provided by operating activities	30,502,000	20,689,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of $3,900,000 noncash capital expenditures in June 2007	(44,837,000)	(32,606,000)
Proceeds from disposal of assets	238,000	342,000
Proceeds from maturity of short-term investments	6,500,000	2,500,000
Proceeds from sale of short-term investments	—	6,510,000

Net cash used in investing activities	(38,099,000)	(23,254,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Excess tax benefit from share based payment arrangement	583,000	180,000
Proceeds from exercise of stock options	537,000	369,000

Net cash provided by financing activities	1,120,000	549,000

Net decrease in cash and cash equivalents	(6,477,000)	(2,016,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,064,000	2,803,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,587,000	$787,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$6,923,000	$2,340,000

NON CASH INVESTING ACTIVITIES:
Unrealized loss on investments	$—	$(27,000)

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and the nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.
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
     In fiscal 2007, the Company adopted the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (“the Plan”). The Plan provides 750,000 shares of authorized but unissued common stock of the Company which may be awarded to officers, directors, employees, and consultants of the Company in various forms including options, grants, restricted stock grants and others. The Plan was approved by shareholders at the Company’s Annual Shareholders Meeting on January 23, 2007 and no awards have been issued under the Plan as of June 30, 2007.
Incentive Stock Options:
     A summary of the activity of the Company’s stock option plans as of June 30, 2007 and changes during the period ended is presented below:

			Weighted
			Average
		Number of	Remaining
	Weighted	Optioned	Contractual	Aggregate Intrinsic
	Average Price	Shares	Term in Years	Value ($000)
Balance as of September 30, 2006	$9.12	171,250	2.22	$3,535
Forfeited	15.82	(6,500)
Exercised	7.76	(71,500)

Balance as of June 30, 2007	$9.69	93,250	1.75	$4,927

Exercisable as of June 30, 2007	$8.01	69,250	1.75	$3,775

	Number of	Weighted Average
	Nonvested Share	Grant Date Fair
	Awards	Value
Nonvested Shares Outstanding September 30, 2006	72,000	$11.35
Vested	(41,500)	8.81
Forfeited	(6,500)	15.82

Nonvested Shares Outstanding June 30, 2007	24,000	$14.52

     Outstanding options at June 30, 2007 expire between November 2007 and November 2009 and have exercise prices ranging from $5.21 to $17.91. There were no stock options granted during fiscal 2006 or the first nine months of fiscal 2007.
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
     The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was $2,425,000 and $1,029,484, respectively.
     Stock options outstanding under the Company’s 2000 and 2004 plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the nine months ended June 30, 2007 and 2006, excess tax benefits from disqualifying dispositions of options of $583,000 and $180,000 accordingly were reflected in both cash flows from operating activities and cash flows from financing activities in the Statements of Cash Flows.
     The Company recorded compensation expense associated with stock options for the nine months ended June 30, 2007 and 2006 of $27,000 and $235,000, respectively, which is included in wages in the Statements of Operations. The total cost of nonvested stock option awards which the Company had not yet recognized was approximately $125,000 and $320,000 at June 30, 2007 and 2006, respectively. Such amounts are expected to be recognized over a weighted average period of 1.25 and 1.75 years, respectively.
Restricted Stock:
     The Company granted 59,000 restricted shares during the first quarter of fiscal 2007 under the 2004 Plan. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

	Number of	Weighted Average
	Restricted Share	Grant Date Fair
	Awards	Value
Nonvested Restricted Shares Outstanding September 30, 2006	—	—
Granted	59,000	$27.05
Forfeited	(3,000)	27.05

Nonvested Restricted Shares Outstanding June 30, 2007	56,000	$27.05

     The Company granted 3,000 restricted shares with immediate vesting to outside directors in both the first quarter fiscal 2007 and 2006 as compensation. The grant date fair value equaled $39.77 and $31.64 in each quarter, respectively. The Company granted 8,200 restricted shares with immediate vesting to employees in the second quarter fiscal 2006 as compensation. The weighted average grant date fair value was $31.54. No restricted shares with immediate vesting were granted during the second quarter 2007 or third quarter fiscal 2007 and 2006. The Company recognized compensation expense of $119,000 and $353,000 as well as the related tax benefit associated with these grants in the nine months ended June 30, 2007 and 2006.
     The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) were made for the restricted stock awards granted during the first quarter 2007. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.

     Compensation expense associated with restricted stock of $328,000 for the nine-month period ended June 30, 2007 is included in wages in the Statement of Operations. Total cost of nonvested restricted stock awards which the Company had not yet recognized at June 30, 2007 was approximately $984,000. This amount is expected to be recognized over 2.25 years.
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
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$7,561,000	$4,241,000	$18,364,000	$10,892,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,622,755	7,535,615	7,589,022	7,508,871
Effect of dilutive securities-employee stock options and restricted stock grants	72,616	78,892	71,031	77,246

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,695,371	7,614,507	7,660,053	7,586,117

Net income per common share	$0.99	$0.56	$2.42	$1.45

Net income per common share-assuming dilution	$0.98	$0.56	$2.40	$1.44

4. DEBT
     On January 18, 2007, the Company entered into a revolving line of credit loan agreement with Western National Bank. This agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. Obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate until maturity, January 18, 2008, when the entire amount of the principal and accrued, unpaid interest shall be due and payable. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. There are certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company is in compliance with all covenants as of August 3, 2007.
     The current agreement is a renewal of a revolving line of credit agreement with Western National Bank which matured January 18, 2007. The current agreement reflects an increase in borrowing capacity to $20.0 million from $10.0 million under the preceding agreement. No funds were borrowed under the current or preceding credit loan agreement during fiscal 2006 and through June 30, 2007. On July 5, 2007 the Company borrowed $5.0 million under the agreement for working capital purposes.
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
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2007:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$1,315	$466	$521	$328	$—
     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $301,000 and $113,000 for the nine months ended June 30, 2007 and 2006, respectively, and $119,000 for the quarter ended June 30, 2007 as compared to $38,000 for the quarter ended June 30, 2006.

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
     Accordingly, our profitability is directly related to the level of exploration for domestic oil and natural gas reserves by the petroleum industry. As a result of an increase in domestic exploration spending during the past few years, we have experienced an increased demand for our seismic data acquisition and processing services, particularly from clients seeking natural gas reserves. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ desire for higher resolution subsurface images. We have continued to experience high demand for our services despite fluctuations in oil and natural gas prices over the last year.
     We continue to focus on increasing the revenues from and profitability of our existing data acquisition crews by upgrading our recording capacity, expanding the channel count on existing crews and adding to our energy source fleet. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable weather protection provisions in our service contracts to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. We continue to realize an increase in third party charges related to the use of dynamite energy sources, helicopter support services, and specialized survey technologies. The increase in these charges is related to our continued operations in areas of limited access. We are reimbursed for these expenses by our clients. Although our clients may cancel their service contracts with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity through calendar year 2007 and well into calendar year 2008 on several crews.

Highlights of the Quarter Ended June 30, 2007
     Our financial performance from operations for the third quarter of fiscal 2007 significantly improved when compared to our financial performance for the third quarter of fiscal 2006 as a result of continuing high demand for our services. The following are the highlights of our third quarter performance:
•	We operated fourteen data acquisition crews during the quarter, an increase of three crews from the same quarter in fiscal 2006.

•	We deployed our fourteenth data acquisition crew in April.

•	We continued to make significant investments in our equipment and recording capacity:
•	We deployed a 9,500 channel Aram Aries recording system to replace an existing I/O system II MRX recording system on an existing crew;

•	We took delivery of eight I/O vibrator energy source units; and

•	We took delivery of two 5,000 Aram Aries recording systems, one of which will replace an existing I/O System II MRX in August. The second will be deployed in the fall on a new data acquisition crew, our fifteenth.
Results of Operations
     Operating Revenues. Our operating revenues for the first nine months of fiscal 2007 increased 56% to $182,226,000 from $117,059,000 for the first nine months of fiscal 2006. For the three months ended June 30, 2007, operating revenues totaled $68,637,000 as compared to $41,524,000 for the same period of fiscal 2006, a 65% increase. Included in the third quarter of fiscal 2007 revenues are substantial increases in third party charges related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources. The increase in these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, Val Verde Basin in Texas and eastern Oklahoma. Revenue growth was primarily due to the expanded capabilities of existing crews, price improvements in the markets for our services and more favorable contract terms with clients, as well as the fielding of two additional seismic data acquisition crews in June and October of 2006, and one additional crew in April of 2007. Although we have some level of protection for weather-related downtime in our customer contracts, weather conditions negatively affected operating results in the quarter ended June 30, 2007. While inclement weather conditions continued to have an adverse effect on our operations during July, we are currently operating at full capacity with fourteen crews. The effect of the weather conditions on our fourth quarter results cannot be determined at this time.
     Operating Costs. Operating expenses for the nine months ended June 30, 2007 totaled $135,157,000 versus $87,625,000 for the same period of fiscal 2006, an increase of 54%. Operating expenses for the three months ended June 30, 2007 increased 64% to $49,825,000 as compared to $30,378,000 for the same period of fiscal 2006. Increases in operating expenses are primarily due to the ongoing expenses of the two crews added in June and October of 2006, the crew added in April of 2007, the expenses of supporting equipment enhancements on existing crews and reimbursable expenses.
     General and administrative expenses were 2.5% of revenues in the first nine months of fiscal 2007, as compared to 3% of revenues in the same period of fiscal 2006. For the quarter ended June 30, 2007, general and administrative expenses were approximately 2.2% of revenues as compared to 2.7% for the comparable quarter of fiscal 2006. While the ratio of general and administrative expenses to revenue declined in fiscal 2007, the actual dollar amount increased. The increase of $1,027,000 from the first nine months of fiscal 2006 to the first nine months of fiscal 2007 reflects ongoing expenses necessary to support expanded field operations.
     Depreciation for the nine months ended June 30, 2007 totaled $12,853,000 as compared to $9,557,000 for the nine months ended June 30, 2006. We recognized $4,685,000 of depreciation expense in the third quarter of fiscal 2007 as compared to $3,393,000 in the comparable quarter of fiscal 2006. The increase in depreciation expenses in both the nine month and three month periods was the result of the significant capital expenditures we made during fiscal 2006 and to date in fiscal 2007. Our depreciation expense is expected to increase during fiscal 2007 reflecting our significant capital expenditures in fiscal 2006 and fiscal 2007.

     Our total operating costs for the first nine months of fiscal 2007 were $152,595,000, an increase of 51% from the first nine months of fiscal 2006. For the quarter ended June 30, 2007, our operating expenses were $56,042,000 representing a 61% increase from the comparable quarter of fiscal 2006. These increases in the first nine months period and for the third quarter were primarily due to the factors described above.
     Taxes. The effective tax rate for the income tax provision for the nine months ended June 30, 2007 and 2006 was 39.7% and 35.4%, respectively. The increase in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was due to the Company having utilized most of its net operating loss carryforwards in fiscal 2006 and increased taxes as a result of changes in tax legislation that impacts Company operations.
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
     Cash Flows. Net cash provided by operating activities was $30,502,000 for the first nine months of fiscal 2007 and $20,689,000 for the first nine months of fiscal 2006. Net cash flow provided by operating activities for the first nine months of fiscal 2007 primarily reflects an increase in total revenues as discussed in “Results of Operations”.
     Net cash used in investing activities was $38,099,000 in the nine months ended June 30, 2007 and $23,254,000 in the nine months ended June 30, 2006. The net cash used in investing activities in fiscal 2007 primarily represents capital expenditures made with cash generated from operations.
     Net cash provided by financing activities for the first nine months ended June 30, 2007 and 2006 was $1,120,000 and $549,000, respectively, and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in the period.
     Capital Expenditures. Capital expenditures during the first nine months of fiscal 2007 were $48,737,000, which we used to acquire additional recording channels, field the fourteenth crew, acquire ARAM Aries recording systems to replace existing I/O system II MRX recording systems, purchase vibrator energy source units and to satisfy maintenance capital requirements.
     Our Board of Directors increased the previously reported fiscal 2007 capital budget by $16,900,000 to $55,000,000. During the quarter, we took delivery of two 5,000 channel, and one 9,500 channel Aram Aries recording systems. The 9,500 channel Aram system was deployed in July as a replacement for an existing I/O System II MRX recording system. One of the 5,000 channel Aram systems will replace an existing I/O System II MRX recording system on an existing crew in August. We anticipate deploying the second 5,000 channel Aram system on a new data acquisition crew, our fifteenth, to be fielded in the fall. In the quarter ended June 30, 2007, we took delivery of eight I/O vibrator energy source units to complete our order of eighteen. The balance of the capital budget will be used to make technical improvements in all phases of our operations and to meet maintenance capital requirements. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.
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
     Our revolving line of credit loan agreement is with Western National Bank. In January, we renewed the agreement for an additional year and increased the size of the facility from $10.0 million to $20.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We are in compliance with all covenants as of August 3, 2007. On July 5, 2007, we borrowed $5.0 million under this credit loan agreement for working capital purposes.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2007:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,315	$466	$521	$328	$—
     We believe that our capital resources and cash flow from operations are adequate to meet current operational needs. We believe we will be able to finance our remaining fiscal 2007 capital requirements through cash flow from operations, borrowings under our revolving line of credit and, if necessary, from capital markets offerings. However, the ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.
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
     Revenue Recognition. Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, we recognize revenues when revenue is realizable and services are performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our client for services performed up to the date of cancellation. We also receive reimbursements for certain out-of-pocket expenses under the terms of our service contracts. We record amounts billed to clients in revenue at the gross amount including out-of-pocket expenses that are reimbursed by our clients.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At June 30, 2007, we had no indebtedness; however, on July 5, 2007 we borrowed $5.0 million under the term of the revolving line of credit loan agreement with Western National Bank for working capital purposes. Interest payable under the revolving line of credit is variable based upon the then current prime rate. At June 30, 2007, we did not have any short-term investments. In the past our short-term investments were fixed-rate and we did not necessarily intend to hold them to maturity, and therefore, the short-term investments exposed us to the risk of earnings or cash flow loss due to changes in market interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: August 7, 2007	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 7, 2007	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference).

3.2*	Amended and Restated Bylaws of the Company.

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

10.1†	Form of Restricted Stock Agreement for the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”) (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.2†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.