Form 10-K
period 2007-09-30
DAWSON GEOPHYSICAL CO
filed 2007-12-07
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 31, 2007, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $361,107,553.

On November 23, 2007, there were 7,658,744 shares of Dawson Geophysical Company common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on January 22, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K
For the Fiscal Year Ended September 30, 2007

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and natural gas prices, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, managing growth, and the availability of capital resources. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.	BUSINESS

General

Dawson Geophysical Company (the Company) is the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D, and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2007, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

As of September 30, 2007, we operated fifteen 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City, and Michigan. Our geophysicists perform data processing in our Midland, Houston, and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. To avoid potential conflicts of interest with our clients, we do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Higher commodity prices in recent years have led to a significant increase in the level of spending for domestic exploration and development of oil and natural gas reserves. This resulted in greater demand for newly-acquired seismic data by many exploration companies particularly those seeking natural gas reserves. These factors have enabled us to expand our data acquisition and processing capacity during the last few years. By increasing the number and size of our data acquisition crews and our channel count, we have fortified our position as the leading provider of onshore seismic data acquisition services in the United States, resulting in increased market share in terms of the number of active crews operating. This expansion occurred in fiscal 2004, 2005 and 2006 with the addition of a total of six data acquisition crews during this period, as well as increases in recording capacity and channel count company-wide and improvements to our data processing center. During fiscal 2007, we continued

our growth by fielding three additional crews. These recent expansions were in response to continued demand for our high-resolution 3-D seismic services despite fluctuations in natural gas prices during fiscal 2007.

Business Strategy

Our strategy is to maintain our leadership position in the U.S. onshore market. Key elements of our strategy include:

•	Attracting and retaining skilled and experienced personnel for our data acquisition and processing operations;

•	Providing integrated in-house services necessary in each phase of seismic data acquisition and processing, including project design, land access permitting, surveying and related support functions as well as continuing the enhancement of our in-house health, safety, security and environmental programs;

•	Maintaining the focus of our operations solely on the domestic onshore seismic market;

•	Continuing to operate with conservative financial discipline;

•	Updating our capabilities to incorporate advances in geophysical and supporting technologies; and

•	Acquiring equipment to expand the recording channel capacity on our existing crews and equipping additional crews as market conditions permit.

Business Description

Geophysical Services Overview.  Our business consists of the acquisition and processing of seismic data to produce an image of the earth’s subsurface. The seismic method involves the recording of reflected acoustic or sonic waves from below the ground. In our operations, we introduce acoustic energy into the ground by using an acoustic energy source, usually large vibrating machines and occasionally through the detonation of dynamite. We then record the subsequent reflected energy, or echoes, with recording devices placed along the earth’s surface. These recording devices, or geophones, are placed on the ground in groups of six or more and connected together as a single recording channel. We generally use multiple recording channels in our seismic surveys. Additional recording channels enhance the clarity of the seismic survey much in the same way as additional pixels add resolution to televisions and computer monitors.

We are able to collect seismic data using either 2-D or 3-D methods. The 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. Recent technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method produces an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface, and identify subsurface features that are favorable for the accumulation of hydrocarbons.

3-D seismic data are used in the exploration for new reserves and enable oil and gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs and increasing the efficiencies of reservoir location, delineation and management. In order to meet the requirements necessary to fully realize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution. We are prepared to meet such demands with the implementation of improved techniques and evolving technology. One such technique is better survey design integrating a greater number of recording channels, more dense energy source distribution and improved seismic data processing technologies. Our geophysicists perform these design tasks.

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

Utilizing electronic surveying equipment, survey personnel precisely locate the energy source and receiver positions from which the seismic data are collected. We primarily use vibrator energy sources which are mounted on vehicles, the majority of which weigh 62,000 pounds each, to generate seismic energy, but occasionally we detonate dynamite charges placed in drill holes below the earth’s surface. We use third-party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges.

We began fiscal 2004 with an operating capacity of six land-based seismic data acquisition crews with an aggregate recording channel count of approximately 25,000 and 52 vibrator energy source units. At fiscal year-end 2007, we operated fifteen crews, 113 vibrator energy source units, and had capacity in excess of 102,000 recording channels, any of which may be configured to meet the demands of specific survey designs. Each crew consists of approximately 40 to 80 technicians, 25 or more vehicles with off-road capabilities, over 60,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment.

During the fiscal year, we added three data acquisition crews. The first additional crew, equipped with an existing I/O System II cable-based recording system, was deployed in October 2006. The second crew, equipped with a 10,000-channel ARAM ARIES cable-based recording system, was deployed in April 2007. The third and newest crew, equipped with a 5,000-channel ARAM ARIES system, was deployed in September 2007. In July 2007, we replaced an existing I/O System II cable-based system with a 9,500-channel ARAM ARIES recording system. We purchased an additional 5,000-channel ARAM ARIES system in the last quarter of fiscal 2007 which replaced an existing I/O System II MRX system in November 2007.

Of the fifteen crews in operation at December 5, 2007, six are equipped with I/O System II RSR radio-based recording systems, three with I/O System II cable-based recording systems, and six with ARAM ARIES cable-based recording systems. From time to time, one crew is equipped with a WesternGeco (subsidiary of Schlumberger) Q-Land recording system under an agreement described below. All of our recording systems utilize similar types of geophones and record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit.

During fiscal 2006, we entered into an agreement with WesternGeco, a subsidiary of Schlumberger, to provide Q-Land seismic data acquisition services in the lower 48 states of the United States. The Q-Land system is a unique integrated acquisition and processing system that is producing superior imaging results throughout the Middle East and North Africa. The Q-Land system uses 30,000 channels of finely spaced point-receivers to correctly sample both signal and noise. By removing noise, the resolution of the subsurface is dramatically increased. Under the terms of the agreement, the Company will provide crew personnel, energy source units, necessary vehicles, land access permitting and surveying. WesternGeco will provide survey design, the seismic recording system with operators, and all Q-Land data processing services. Both companies will share marketing services. During fiscal 2007, the Company deployed the Q-Land recording system on an existing crew and completed operations in West Texas on a multi-client data library program for WesternGeco. The Company will continue to deploy the Q-Land system on an existing crew or additional crews as demand for the technology dictates.

Client demand for more recording channels continues to increase as the industry strives for improved data quality with greater subsurface resolution. We believe our ability to deploy a large number of recording channels provides us with the competitive advantages of operational versatility and increased productivity, in addition to improved data quality.

Data Processing.  We currently operate a computer center located in Midland, Texas and provide additional processing services through our Houston and Oklahoma City offices. Such data processing primarily involves the enhancement of seismic data by improving reflected signal resolution, removing ambient noise and establishing proper spatial relationships of geological features. The data are then formatted in such a manner that computer graphic technology may be employed for examination and interpretation of the data by the user.

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

Integrated Services.  We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include health, safety, security and environmental programs as well as facilities for automotive repair, automotive paint and body repair, electronics repair, electrical engineering and software development. In addition, we maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining as many of these functions in-house as possible contributes to better quality control and improved efficiency in our operations. Our clients generally provide their own interpretation of the seismic data provided by us.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. For fiscal year 2007, we made capital expenditures of $54,591,000, in part to complete the fielding of three additional data acquisition crews, to expand channel count on existing crews, to purchase eighteen additional energy source units, and to replace two I/O System II recording systems on existing crews with ARAM ARIES recording systems. The Board of Directors approved an initial fiscal 2008 budget of $30,000,000 to add to the Company’s energy source fleet, to purchase additional recording channels, to make technical improvements in various phases of the Company’s operations, and to meet maintenance capital requirements. These additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil companies to small independent oil and gas operators and also include providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2007, sales to our largest client represented 49% of our revenues and 40% of our revenue net of third-party charges. The remaining balance of our fiscal 2007 revenue was derived from varied clients and none represented 10% or more of our fiscal 2007 revenues. Although 49% of our fiscal 2007 revenues were derived from one client, our evaluation indicates that our relationship is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. While still expected to be a significant client, we do anticipate a fiscal 2008 reduction in sales to this client. Because of our relatively large client base, our largest clients have historically varied from year to year. Current demand for our services indicates that while the loss of our largest client may have a material short-term negative impact, it would not have a long-term effect on our business.

We do not acquire data for our own account or for future sale, maintain any multi-client data libraries or participate in oil and gas ventures. The results of a seismic survey conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees participate in any oil and gas venture. All of our clients’ information is maintained in the strictest confidence.

Contracts

Our data acquisition services are conducted under master service contracts with our clients. These master service contracts define certain obligations for us and for our clients. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project or projects. Turnkey agreements generally provide us more profit potential, but involve more risks because of the potential of crew downtime or operational delays. We attempt to negotiate on a project-by-project basis, some level of weather downtime protection within the turnkey agreements. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays.

We currently operate under both turnkey and term supplemental agreements.

Competition

The acquisition and processing of seismic data for the oil and gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are CGG Veritas, Petroleum Geo-Services ASA, Geokinetics Inc., Global Geophysical Services, and Tidelands Geophysical Company.

Employees

As of October 20, 2007, we employed approximately 1,345 persons, of which 1,225 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, 12 are engaged in data processing, 30 are administrative personnel, 67 are engaged in equipment maintenance and transport and 11 are officers. Of the employees listed above, 10 are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

Available Information

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) on or after May 9, 1995 are available free of charge through our Internet Website, www.dawson3d.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our Internet Website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

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

Demand for our services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which depend in part on oil and natural gas prices. Significant fluctuations in oil and gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would do so again if prices for oil and gas were to decline. In particular, we incurred losses in fiscal years 2000 through 2003 as a result of decreased demand for seismic services during these years due to the effects of lower oil and gas prices. While in recent years, the price of oil and natural gas has been historically high and exploration activities have been strong, there can be no assurance that the current level of energy prices will be sustained or that exploration and development activities by our clients will continue to be strong. Because the majority of our current clients’ projects are focused on the exploration for natural gas, a sustained significant decline in the price of natural gas would have an adverse effect on the demand for our services. Any significant decline in exploration or production-related spending by our clients could cause us to alter our capital spending plans and would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Factors affecting the price of oil and natural gas include:

•	level of demand for oil and natural gas;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	level of oil and natural gas production;

•	government policies regarding the exploration for, and production and development of, oil and natural gas reserves;

•	level of taxation relating to the energy industry, including taxation of consumption of energy sources; and

•	weather conditions.

The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future.

The high fixed costs of our operations could adversely affect our results of operations.

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

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States. Some of our competitors have financial resources that are significantly greater than our own. Competition from these and other competitors could result in downward pricing pressure and the loss of market share. See “Business — Competition.”

If we do not manage our recent growth effectively, our results of operations could be affected.

We have experienced substantial growth during the last four fiscal years, adding nine seismic data acquisition crews during this period. This growth has presented a challenge to our systems, processes, resources, personnel, management and other infrastructure and support mechanisms. If we do not manage these growth challenges effectively, our profitability and results of operations could be adversely affected, our management resources may be diverted and our future growth could be impeded.

We may be unable to attract and retain skilled and technically knowledgeable employees which could adversely affect our business and our growth.

Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may confront significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for seismic services. The increased demand for seismic services during the past few years has also made it difficult for the Company to hire additional skilled persons to join the Company’s data acquisition crews. Should this trend continue, the Company’s ability to expand the number of operating data acquisition crews may be impaired. None of our employees are under employment contracts and we have no key man insurance.

A limited number of customers account for a significant portion of our revenues, and the loss of one of these customers could harm our results of operations.

Although our ten largest customers in fiscal 2007 and 2006 have varied, these customers accounted for approximately 88% and 68% of our total revenue for these respective periods. For the year ended September 30, 2007, the Company’s largest client represented approximately 49% of total revenues or 40% of revenues before third-party charges. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected.

Capital requirements for our operations are large. If we are unable to finance these requirements, our ability to continue our expansion and maintain our profitability could be affected.

Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and short-term borrowings from commercial banks. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure. If we were to expand our operations at a rate exceeding operating cash flow, or if current demand or pricing of geophysical services were to decrease substantially, additional financing could be required. If we were not able to obtain such financing when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
		Equipment fabrication facility
		Maintenance and repairs shop

We have operating leases in Houston, Denver and Oklahoma City for general office space. In addition, we have an operating lease for general office purposes, maintenance and repairs in Michigan.

Our operations are limited to one industry segment and the United States.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted during the fourth quarter of the 2007 fiscal year to a vote of our security holders, through the solicitation of proxies or otherwise. However, please refer to our Proxy Statement for the Annual Meeting to be held on January 22, 2008 (the “Proxy Statement”), filed with the Securities and Exchange Commission, notifying security holders as to the election of directors and selection of KPMG LLP as our independent registered public accounting firm.

Executive Officers

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position

L. Decker Dawson	87	Chairman of the Board of Directors
Stephen C. Jumper	46	President, Chief Executive Officer and Director
C. Ray Tobias	50	Executive Vice President, Chief Operating Officer
Christina W. Hagan	52	Executive Vice President, Secretary and Chief Financial Officer
Howell W. Pardue	71	Executive Vice President
K.S. Forsdick	56	Vice President

The Board of Directors elects executive officers annually. Executive officers hold office until their successors are elected and have qualified.

Set forth below are descriptions of the principal occupations during at least the past five years of the Company’s executive officers.

L. Decker Dawson.  Mr. Dawson founded the Company in 1952. He served as President of the Company until being elected as Chairman of the Board of Directors and Chief Executive Officer in January 2001. In January 2006, Mr. Dawson was reelected as Chairman of the Board of Directors and retired as Chief Executive Officer of the Company. Prior to 1952, Mr. Dawson was a geophysicist with Republic Exploration Company, a geophysical company. Mr. Dawson served as President of the Society of Exploration Geophysicists (1989-1990), received its Enterprise Award in 1997 and was awarded honorary membership in 2002. He was Chairman of the Board of

Directors of the International Association of Geophysical Contractors in 1981 and is an honorary life member of such association. He was inducted into the Permian Basin Petroleum Museum’s Hall of Fame in 1997.

Stephen C. Jumper.  Mr. Jumper, a geophysicist, joined the Company in 1985, was elected Vice President of Technical Services in September 1997 and was subsequently elected President, Chief Operating Officer and Director in January 2001. In January 2006, Mr. Jumper was elected President, Chief Executive Officer and Director. Prior to 1997, Mr. Jumper served the Company as manager of technical services with an emphasis on 3-D processing. Mr. Jumper has served the Permian Basin Geophysical Society as Second Vice President (1991), First Vice President (1992) and as President (1993).

C. Ray Tobias.  Mr. Tobias joined the Company in 1990, and was elected Vice President in September 1997 and Executive Vice President and Director in January 2001. In January 2006, Mr. Tobias was elected Executive Vice President and Chief Operating Officer. Mr. Tobias supervises client relationships and survey cost quotations to clients. He has served on the Board of Directors of the International Association of Geophysical Contractors and is Past President of the Permian Basin Geophysical Society. Prior to joining the Company, Mr. Tobias was employed by Geo-Search Corporation where he was an operations supervisor.

Christina W. Hagan.  Ms. Hagan joined the Company in 1988, and was elected Chief Financial Officer and Vice President in 1997 and Senior Vice President, Secretary and Chief Financial Officer in January 2003. In January 2004, Ms. Hagan was elected as Executive Vice President, Secretary and Chief Financial Officer. Prior thereto, Ms. Hagan served the Company as Controller and Treasurer. Ms. Hagan is a certified public accountant.

Howell W. Pardue.  Mr. Pardue joined the Company in 1976 as Vice President of Data Processing and Director. Mr. Pardue was elected Executive Vice President of Data Processing in 1997. Prior to joining the Company, Mr. Pardue was employed in data processing for 17 years by Geosource, Inc. and its predecessor geophysical company.

K.S. Forsdick.  Mr. Forsdick joined the Company in 1993 and was elected Vice President in January 2001. Mr. Forsdick is responsible for soliciting, designing and bidding seismic surveys for prospective clients. Prior to joining the Company, Mr. Forsdick was employed by Grant Geophysical Company and Western Geophysical Company and was responsible for marketing and managing land and marine seismic surveys for domestic and international operations. He has served on the Governmental Affairs Committee of the International Association of Geophysical Contractors.

Part II

Item 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices for the period shown.

Quarter Ended	High	Low

December 31, 2005	$32.44	$25.00
March 31, 2006	$34.74	$23.74
June 30, 2006	$39.06	$27.51
September 30, 2006	$32.85	$25.70
December 31, 2006	$40.26	$26.56
March 31, 2007	$53.82	$30.50
June 30, 2007	$63.89	$48.03
September 30, 2007	$85.67	$51.52

As of November 23, 2007, the market price for our common stock was $67.42 per share and we had 159 common stockholders of record, as reported by our transfer agent.

We have not paid cash dividends on our common stock since becoming a public company and have no plans to do so in the foreseeable future.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2007.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of		Future Issuance
	Securities to		Under Equity
	be Issued		Compensation Plans
	Upon Exercise	Weighted-Average Exercise	(Excluding Securities
	of Outstanding	Price of	Reflected in
Plan Category	Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	58,500	$12.35	988,550	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	58,500	$12.35	988,550	(1)

(1)	Although 238,550 shares are available to be issued under the 2000 Incentive Stock Plan and the 2004 Incentive Stock Plan, the Company does not intend to grant additional shares from either Plan. There are 750,000 shares available to be issued under the 2006 Stock and Performance Incentive Plan.

Performance Graph

The following graph compares the five-year cumulative total return of the Company’s common stock as compared with the S&P 500 Stock Index and a peer group made up of companies in the Value-Line Oilfield Services Industry Index. The Value-Line Oilfield Services Industry Index consists of far larger companies that perform a variety of services as compared to land-based acquisition and processing of seismic data performed by the Company.

Comparison of 5-Year Cumulative Total Return*
Among Dawson Geophysical Company, the S & P 500 Index
and the Value-Line Oilfield Services Industry Index

	9/02	9/03	9/04	9/05	9/06	9/07
DAWSON GEOPHYSICAL COMPANY	100.00	131.49	399.24	577.29	566.79	1479.20

S & P 500	100.00	124.40	141.65	159.01	176.17	205.13

VALUE-LINE OILFIELD SERVICES	100.00	115.15	166.93	268.84	279.01	394.14

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Years Ended September 30	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Operating revenues	$257,763	$168,550	$116,663	$69,346	$51,592
Net income (loss)	$27,158	$15,855	$10,016	$8,618	$(899)
Net income (loss) per common share	$3.57	$2.11	$1.50	$1.55	$(0.16)
Weighted average equivalent common shares outstanding	7,602	7,518	6,706	5,559	5,485
Total assets	$195,862	$149,418	$114,127	$56,759	$42,792
Line of Credit	$5,000	$—	$—	$—	$—
Long-term debt-less current maturities	$—	$—	$—	$—	$—
Stockholders’ equity	$149,155	$119,208	$101,904	$50,282	$40,662

In March 2005, we successfully completed a public offering of 1,800,000 shares of common stock such that weighted average equivalent common shares outstanding in 2005 reflect these additional shares for a portion of the year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” elsewhere in this Form 10-K.

Overview

We are the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business and results of operations.

Our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services, particularly from entities seeking natural gas reserves. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. In addition, we continue to experience high demand for our services despite recent fluctuations in oil and natural gas prices. Because the majority of our current clients are focused on the exploration for and production of natural gas, a sustained significant decline in the price of natural gas would have an adverse effect on the demand for our services.

We continue to focus on increasing the revenues and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews, adding to our energy source fleet and utilizing related technologies. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into calendar 2008 with all fifteen crews.

Fiscal 2007 Highlights

Our financial performance for fiscal 2007 significantly improved when compared to our financial performance for fiscal 2006 as a result of the continuing strong demand for our seismic services due to high levels of exploration and development activities, particularly by entities seeking natural gas reserves. As a result of continuing high demand, we:

•	Deployed our thirteenth crew in October 2006 equipped with an existing I/O System II cable-based recording system.

•	Deployed our fourteenth crew in April 2007 equipped with a 10,000-channel ARAM ARIES recording system, the Company’s largest crew in its 55-year history.

•	Replaced an I/O System II MRX recording system on an existing crew with a 9,500-channel ARAM ARIES recording system in July 2007.

•	Deployed our fifteenth crew in September 2007 equipped with a 5,000-channel ARAM ARIES recording system.

•	Increased channel count from approximately 70,000 to in excess of 102,000.

•	Added over 113,000 geophones.

•	Took delivery of eighteen vibrator energy source units increasing the total count to 113 units company-wide.

•	Added 119 vehicles to our fleet.

•	Operated in West Texas, the Fort Worth Basin, South Texas, Oklahoma, North Dakota, New Mexico, Wyoming, New York, West Virginia, Pennsylvania, Alabama, Arkansas, Utah and Mississippi.

•	Added GPS navigation and tracking systems to the vibrator energy source units on two crews for improved efficiency and accuracy of source point location.

•	Added Data Processing services to the Oklahoma City office.

•	Took delivery of a 5,000-channel ARAM ARIES recording system which replaced an I/O System II MRX recording system on an existing crew in November 2007.

Fiscal Year Ended September 30, 2007 Versus Fiscal Year Ended September 30, 2006

Operating Revenues.  Our operating revenues increased 53% from $168,550,000 in fiscal 2006 to $257,763,000 in fiscal 2007 as a result of continuing high demand for our services. Revenue growth in fiscal 2007 was primarily due to the addition of three seismic data acquisition crews along with pricing and productivity improvements realized from the expanded capabilities of existing crews. Recorded in the fourth quarter revenues are continued high third-party charges primarily related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources all of which are utilized in areas with limited access. The sustained increase in these charges during fiscal 2007 was driven by our continued geographic expansion in response to increased exploration activities in the Appalachian Basin, the Rocky Mountains, the Fayetteville Shale, and the Arkoma Basin. We are reimbursed for these charges by our clients.

Operating Costs.  Our operating expenses increased 51% from $125,848,000 in fiscal 2006 to $190,117,000 in fiscal 2007 primarily due to the full year of service for the twelfth crew fielded in fiscal 2006 and the start-up and ongoing expenses of the three acquisition crews deployed in fiscal 2007. As discussed above, reimbursed charges have a similar impact on operating costs.

General and administrative expenses were 2.4% of revenues in fiscal 2007, as compared to 2.9% of revenues in fiscal 2006. While the ratio of general and administrative expenses to revenue declined in fiscal 2007 due to the increase in revenues, the actual dollar amount increased. The increase of $1,387,000 from fiscal 2006 to fiscal 2007 reflects ongoing expenses necessary to support expanded field operations.

We recognized $18,103,000 of depreciation expense in fiscal 2007 as compared to $13,338,000 in fiscal 2006, reflecting the full year of depreciation expense from our fiscal 2006 capital expenditures. Our depreciation expense is expected to continue to increase in fiscal 2008 as a result of our significant capital expenditures in fiscal 2007.

Our total operating costs for fiscal 2007 were $214,415,000, an increase of 49% from fiscal 2006 primarily due to the factors described above.

Taxes.  Our effective tax rate for fiscal 2007 and 2006 was 38.9% and 37.1%, respectively. The increase in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was primarily a result of changes in tax legislation that impact the Company’s operations and changes in state tax rates as a result of the varying states in which we operate from year to year.

Fiscal Year Ended September 30, 2006 Versus Fiscal Year Ended September 30, 2005

Operating Revenues.  Our operating revenues increased 44% from $116,663,000 in fiscal 2005 to $168,550,000 in fiscal 2006 as a result of continuing high demand for our services. We were able to field an additional data acquisition crew, expand the capabilities of our existing crews, obtain price improvements in the markets for our services and negotiate favorable contract provisions. We began fiscal 2006 with eleven data acquisition crews and added our twelfth crew in June 2006. Recorded in the fourth quarter revenues are unusually high third-party charges primarily related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources all of which are utilized in areas with limited access. The increase in these charges was driven by our continued geographic expansion during the fourth quarter of fiscal 2006 in response to increased exploration activities in the Appalachian Basin, the Rocky Mountains, the Fayetteville Shale, and the Arkoma Basin. We are reimbursed for these charges by our clients.

Operating Costs.  Our operating expenses increased 39% from $90,465,000 in fiscal 2005 to $125,848,000 in fiscal 2006 primarily due to the full year of service for the tenth and eleventh crews fielded in fiscal 2005 and the start-up and ongoing expenses of the twelfth data acquisition crew deployed in June 2006. As discussed above, reimbursed charges have a similar impact on operating costs.

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

Liquidity and Capital Resources

Introduction.  Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and short-term borrowings from commercial banks have been sufficient to fund our working capital requirements and, to some extent, our capital expenditures.

Cash Flows.  Net cash provided by operating activities was $51,427,000 for fiscal 2007 and $25,743,000 for fiscal 2006. These amounts primarily reflect an increase in total revenues resulting from our expanded business and an increase in accounts receivable without a correlating increase in accounts payable.

Net cash used in investing activities was $51,664,000 in fiscal 2007 and $21,031,000 in fiscal 2006. These results primarily represent capital expenditures and activity in the short-term investment portfolio. Capital expenditures were funded with cash generated from operations, short-term investments, and during fiscal 2007 with cash from our revolving line of credit agreement.

Net cash provided by financing activities in fiscal 2007 was $7,048,000 primarily representing the draw down of $5,000,000 from our line of credit and proceeds from the exercise of stock options.

Capital Expenditures.  For fiscal year 2007, we made capital expenditures of $54,591,000, in part to complete the fielding of three additional data acquisition crews, to expand channel count on existing crews, to purchase eighteen additional energy source units, and to replace two I/O System II recording systems on existing crews with ARAM ARIES recording systems. The Board of Directors approved an initial fiscal 2008 budget of $30,000,000 to add to the Company’s energy source fleet, to purchase additional recording channels, to make technical improvements in various phases of the Company’s operations, and to meet maintenance capital requirements. These additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources.  Historically, we have primarily relied on cash generated from operations, cash reserves and short-term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. We have also funded our capital expenditures and other financing needs through public equity offerings.

Our revolving line of credit loan agreement is with Western National Bank. In January, we renewed the agreement for an additional year and increased the size of the facility from $10.0 million to $20.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On July 5, 2007, we borrowed $5.0 million under this credit loan agreement for working capital purposes. We were in compliance with all covenants as of September 30, 2007 and December 5, 2007. We expect to renew this revolving line of credit loan agreement for an additional year through January 2009 on the same terms and conditions.

On August 5, 2005, we filed a shelf registration statement with the Securities and Exchange Commission covering the periodic offer and sale from time to time of up to $75.0 million in debt securities, preferred and common stock, and warrants. The registration statement allows us to sell securities, after the registration statement has been declared effective by the SEC, in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be separately filed with the SEC at the time of the offering. The filing of the shelf registration statement enables us to act quickly as opportunities arise.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2007:

	Payments Due by Period (in 000’s)
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$1,214	$440	$499	$275	$—

We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements including the continued expansion of our capital equipment through cash flow from operations, through borrowings under our revolving line of credit and, if necessary, from capital markets offerings. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past three fiscal years.

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

Revenue Recognition.  Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, we recognize revenues when revenue is realizable and services are performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate, as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate, as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our client for services performed up to the date of cancellation. We also receive reimbursements for certain out-of-pocket expenses under the terms of our service contracts. We record amounts billed to clients in revenue at the gross amount, including out-of-pocket expenses that are reimbursed by the client.

In some instances, we bill clients in advance of the services performed. In those cases, we recognize the liability as deferred revenue.

Allowance for Doubtful Accounts.  We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs and our current customer base. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.

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

Tax Accounting.  We account for our income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.

Stock-Based Compensation.  We account for stock based compensation awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). We measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in our financial statements. We adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. We record compensation expense as operating or general and administrative expense as appropriate in the statements of operations on a straight-line basis over the vesting period.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt these new requirements as of the beginning of fiscal 2008. We are currently evaluating the impact that FIN 48 may have on our statements of operations and statements of financial position. Thus far, our evaluation does not reflect any material adjustments.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS 159 on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. At September 30, 2006, we had no indebtedness; however, on July 5, 2007, we borrowed $5.0 million under the terms of the revolving line of credit loan agreement with Western National Bank for working capital purposes. Interest payable under the revolving line of credit is variable based upon the then current prime rate. At September 30, 2007, we did not have any short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-19 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2007 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that, as of September 30, 2007, our internal control over financial reporting was effective. Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-3.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 22, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2007. Certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors on May 25, 2004. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 22, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K. The information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 22, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 22, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2007.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 22, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2007.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of the Company appear on pages F-1 through F-19 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity and Other Comprehensive Income
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedule appears on page F-19 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2007, 2006 and 2005.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 7th day of December, 2007.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors	12-7-07

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Director (principal executive officer)	12-7-07

/s/ Paul H. Brown Paul H. Brown	Director	12-7-07

/s/ Gary M. Hoover Gary M. Hoover	Director	12-7-07

/s/ Tim C. Thompson Tim C. Thompson	Director	12-7-07

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	12-7-07

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. In connection with our audits of the financial statements, we also have audited financial statement Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 5, 2007 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

As discussed in Note 1 to the Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2006.

KPMG LLP

Dallas, Texas
December 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dawson Geophysical Company as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007, and our report dated December 5, 2007 expressed an unqualified opinion on those financial statements.

KPMG LLP

Dallas, Texas
December 5, 2007

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	September 30,	September 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$14,875,000	$8,064,000
Short-term investments	—	6,437,000
Accounts receivable, net of allowance for doubtful accounts of $176,000 in 2007 and $148,000 in 2006	56,707,000	46,074,000
Prepaid expenses and other assets	815,000	690,000
Current deferred tax asset	693,000	1,619,000

Total current assets	73,090,000	62,884,000
Property, plant and equipment	207,427,000	160,740,000
Less accumulated depreciation	(84,655,000)	(74,206,000)

Net property, plant and equipment	122,772,000	86,534,000

	$195,862,000	$149,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,816,000	$16,280,000
Accrued liabilities:
Payroll costs and other taxes	2,325,000	1,958,000
Other	14,263,000	4,195,000
Deferred revenue	2,922,000	863,000
Line of credit	5,000,000	—

Total current liabilities	37,326,000	23,296,000

Deferred tax liability	9,381,000	6,914,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized; 7,658,494 and 7,549,244 shares issued and outstanding in each period	2,553,000	2,517,000
Additional paid-in capital	85,090,000	82,370,000
Other comprehensive expense, net of tax	—	(33,000)
Retained earnings	61,512,000	34,354,000

Total stockholders’ equity	149,155,000	119,208,000

	$195,862,000	$149,418,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006	2005

Operating revenues	$257,763,000	$168,550,000	$116,663,000
Operating costs:
Operating expenses	190,117,000	125,848,000	90,465,000
General and administrative	6,195,000	4,808,000	4,490,000
Depreciation	18,103,000	13,338,000	8,179,000

	214,415,000	143,994,000	103,134,000
Income from operations	43,348,000	24,556,000	13,529,000
Other income:
Interest income	749,000	582,000	507,000
Interest expense	(145,000)	—	(65,000)
Other	506,000	75,000	551,000

Income before income tax	44,458,000	25,213,000	14,522,000
Income tax expense:
Current	(13,906,000)	(4,886,000)	(2,035,000)
Deferred	(3,394,000)	(4,472,000)	(2,471,000)

	(17,300,000)	(9,358,000)	(4,506,000)

Net income	$27,158,000	$15,855,000	$10,016,000

Net income per common share	$3.57	$2.11	$1.50

Net income per common share-assuming dilution	$3.54	$2.09	$1.48

Weighted average equivalent common shares outstanding	7,601,889	7,518,372	6,705,791

Weighted average equivalent common shares outstanding-assuming dilution	7,669,462	7,599,555	6,795,295

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

				Accumulated
	Common Stock		Additional	Other	Retained
	Number		Paid-in	Comprehensive	Earnings
	of Shares	Amount	Capital	Income/(Expense)	(Deficit)	Total

Balance September 30, 2004	5,633,794	$1,878,000	$39,949,000	$(28,000)	$8,483,000	$50,282,000
Net income					10,016,000	10,016,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during period				(194,000)
Less: Reclassification adjustment for gain included in net income				100,000
Income tax expense				45,000

Other comprehensive expense				(49,000)		(49,000)

Comprehensive income for the period						9,967,000
Excess tax benefit of employee stock plan			243,000			243,000
Issuance of common stock-public offering	1,800,000	600,000	40,396,000			40,996,000
Issuance of common stock as compensation	3,500	1,000	73,000			74,000
Exercise of stock options	46,750	16,000	326,000			342,000

Balance September 30, 2005	7,484,044	2,495,000	80,987,000	(77,000)	18,499,000	101,904,000
Net income					15,855,000	15,855,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding gain arising during period				35,000
Less: Reclassification adjustment for gain included in net income				31,000
Income tax benefit				(22,000)

Other comprehensive income				44,000		44,000

Comprehensive income for the period						15,899,000
Excess tax benefit of employee stock plan			180,000			180,000
Stock-based compensation expense			289,000			289,000
Issuance of common stock as compensation	18,450	6,000	560,000			566,000
Exercise of stock options	46,750	16,000	354,000			370,000

Balance September 30, 2006	7,549,244	2,517,000	82,370,000	(33,000)	34,354,000	119,208,000
Net income					27,158,000	27,158,000
Other comprehensive income net of tax:
Realization of gains on investments				51,000
Income tax benefit				(18,000)

Other comprehensive income				33,000		33,000

Comprehensive income for the period						27,191,000
Excess tax benefit of employee stock plan			1,312,000			1,312,000
Stock-based compensation expense			588,000			588,000
Issuance of common stock as compensation	3,000	1,000	119,000			120,000
Exercise of stock options	106,250	35,000	701,000			736,000

Balance September 30, 2007	7,658,494	$2,553,000	$85,090,000	$—	$61,512,000	$149,155,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,158,000	$15,855,000	$10,016,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,103,000	13,338,000	8,179,000
Non-cash compensation	707,000	855,000	74,000
Deferred income tax expense	3,394,000	4,472,000	2,471,000
Excess tax benefit from share-based payment arrangement	(1,312,000)	(180,000)	—
Other	995,000	119,000	270,000
Change in current assets and liabilities:
Increase in accounts receivable	(10,633,000)	(17,378,000)	(11,717,000)
(Increase) decrease in prepaid expenses	(125,000)	437,000	(687,000)
Increase in accounts payable	646,000	4,779,000	3,244,000
Increase in accrued liabilities	10,435,000	2,773,000	1,667,000
Increase (decrease) in deferred revenue	2,059,000	673,000	(1,217,000)

Net cash provided by operating activities	51,427,000	25,743,000	12,300,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	537,000	453,000	191,000
Capital expenditures, net of $790,000 and $4,900,000 noncash capital expenditures in 2007 and 2006, respectively	(58,701,000)	(35,477,000)	(38,219,000)
Proceeds from sale of short-term investments	—	8,993,000	16,334,000
Proceeds from maturity of short-term investments	6,500,000	5,000,000	—
Acquisition of short-term investments	—	—	(32,737,000)

Net cash used in investing activities	(51,664,000)	(21,031,000)	(54,431,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	736,000	369,000	343,000
Proceeds from line of credit	5,000,000	—	10,000,000
Repayment on line of credit	—	—	(10,000,000)
Proceeds from stock offering	—	—	41,004,000
Excess tax benefit from share-based payment arrangement	1,312,000	180,000	—

Net cash provided by financing activities	7,048,000	549,000	41,347,000

Net increase (decrease) in cash and cash equivalents	6,811,000	5,261,000	(784,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,064,000	2,803,000	3,587,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,875,000	$8,064,000	$2,803,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$145,000	$—	$65,000
Cash paid during the period for income taxes	$10,259,000	$4,177,000	$1,882,000

NON CASH INVESTING ACTIVITIES:
Unrealized loss on investments	$—	$(10,000)	$(194,000)

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

Short-Term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). In accordance with SFAS No. 115, the Company has classified its investment portfolio consisting of U.S. Treasury Securities as “available-for-sale” and records the net unrealized holding gains and losses as accumulated comprehensive income in stockholders’ equity. The cost of short-term investments sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of investments is based on quoted market prices.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. At September 30, 2007 and 2006, the Company had deposits in domestic banks in excess of federally insured limits. We believe the credit risks associated with these deposits is minimal. The Company invests primarily in short-term U.S. Treasury Securities which it believes are a low risk investment. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. At September 30, 2007, sales to one customer represented 49% of its revenue while no other customer accounted for more than 10% of its revenue. Sales to this customer in 2006 and 2005 represented 24% and 10% of operating revenues, respectively.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins based on the Company’s historical results and analysis of future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. No impairment charges were recognized in the statements of operations for the years ended September 30, 2007, 2006 or 2005.

Revenue Recognition

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

In some instances, customers are billed in advance of services performed. In those cases, the Company recognizes the liability as deferred revenue.

Allowance for Doubtful Accounts

Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current customer base. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients.

Tax Accounting

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

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The Company adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the statements of operations on a straight-line basis over the vesting period.

Prior to October 1, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, no compensation expense was recognized for stock-based compensation. The following pro forma information, as required by SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since February 2, 1999 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.

The SFAS 123 pro forma information for the fiscal year ended September 30, 2005 is as follows:

September
2005

Net income, as reported	$10,016,000
Add: Stock-based employee compensation expense included in net income, net of tax	74,000
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(495,000)

Net income, pro forma	$9,595,000

Basic:
Net income per common share, as reported	$1.50

Net income per common share, pro forma	$1.43

Diluted:
Net income per common share, as reported	$1.48

Net income per common share, pro forma	$1.41

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

2000 Plan except that of the 375,000 shares, up to 125,000 shares may be awarded to officers, directors, and employees of the Company and up to 125,000 shares may be awarded with restrictions for the purpose of additional compensation.

Although shares are available under the 2000 and 2004 Plans, the Company does not intend to issue options from these plans in the future.

In fiscal 2007, the Company adopted the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (“the Plan”). The Plan provides 750,000 shares of authorized but unissued common stock of the Company which may be awarded to officers, directors, employees and consultants of the Company in various forms including options, grants, restricted stock grants and others. Stock option grant prices awarded under the Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Plan was approved by shareholders at the Company’s Annual Shareholders Meeting on January 23, 2007 and no awards have been issued under the Plan as of September 30, 2007.

Incentive Stock Options:

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. For stock options granted in fiscal 2005, the model assumed expected volatility of 44% and a risk-free interest rate of 5.25%. Options vest 25% annually from the date of the grant and the options expire five years from the date of grant. Compensation cost is recognized as the options vest.

A summary of the activity of the Company’s stock options plans as of September 30, 2007 and changes during the period ended is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Optioned	Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term in Years	Value ($000)

Balance as of September 30, 2004	227,000	$6.75
Granted	45,000	$17.91
Exercised	(46,750)	$7.34
Cancelled or Expired	(750)	$5.21

Balance as of September 30, 2005	224,500	$8.87	2.65	$4,803

Granted	—	$—
Exercised	(46,750)	$7.90
Expired	(6,500)	$9.27

Balance as of September 30, 2006	171,250	$9.12	2.22	$3,535

Granted	—	$—
Exercised	(106,250)	$6.93
Forfeited	(6,500)	$15.82

Balance as of September 30, 2007	58,500	$12.35	1.60	$3,875

Exercisable as of September 30, 2007	34,500	$10.83	1.60	$2,337

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

No options were granted during fiscal years 2007 and 2006. The weighted average grant date fair value of options granted during fiscal year 2005 was $10.18. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $4,650,000, $1,029,000 and $838,000, respectively. The total fair value of options vested during fiscal 2007, 2006 and 2005 was $367,000, $549,000 and $497,000, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the fiscal year ended September 30, 2007 is presented below:

	Number of	Weighted Average
	Nonvested	Grant Date
	Share Awards	Fair Value

Nonvested Shares Outstanding September 30, 2006	72,000	$11.35
Granted	—	—
Vested	(41,500)	8.81
Forfeited	(6,500)	15.82

Nonvested Shares Outstanding September 30, 2007	24,000	$14.52

Outstanding options at September 30, 2007 expire between November 2007 and November 2009 and have exercise prices ranging from $5.21 to $17.91. As of September 30, 2007 there was approximately $64,000 of unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a weighted average period of 1.1 years.

Stock options issued under the Company’s 2000 and 2004 plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the years ended September 30, 2007 and 2006 excess tax benefits from disqualifying dispositions of options of $1,312,000 and $180,000, respectively, were reflected in both cash flows from operating activities and cash flows from financing activities on the statements of cash flows. Prior to October 1, 2005, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15.

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2007 and September 30, 2006 was $736,000 and $369,000, respectively.

The Company recognized compensation expense of $83,000 and $289,000, respectively, associated with stock option awards. This amount is included in wages in the statements of operations. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

Stock Awards:

The Company granted 59,000 restricted shares during the first quarter fiscal 2007 under the 2004 Plan. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

	Number of	Weighted Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested Restricted Shares Outstanding September 30, 2006	—	—
Granted	59,000	$27.05
Forfeited	(3,000)	27.05

Nonvested Restricted Shares Outstanding September 30, 2007	56,000	$27.05

The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) were made for the restricted stock awards granted

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

during the first quarter fiscal 2007. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.

The Company recognized compensation expense of $505,000 in fiscal 2007 related to restricted stock awards. This amount is included in wages in the statements of operations. As of September 30, 2007 there was approximately $1,010,000 of unrecognized compensation cost related to nonvested restricted stock awards granted under the 2004 Plan. The cost is expected to be recognized over 2 years.

The Company granted 3,000 shares with immediate vesting to outside directors in both the first quarters of fiscal 2007 and 2006 as compensation. The grant date fair value equaled $39.77 and $31.65 in each quarter, respectively. The Company granted 8,200 shares with immediate vesting to employees in the second quarter fiscal 2006 as compensation. The weighted average grant date fair value was $31.54. No stock awards were granted during the remaining periods of fiscal 2007 or 2006. The Company recognized expense of $119,000 and $353,000, respectively, as well as the related tax benefit associated with these awards in fiscal years ended September 30, 2007 and 2006.

2.	Short-Term Investments

Investments in securities have historically consisted of U.S. Treasury Securities. At September 30, 2007, the Company did not have any short-term investments.

3.	Property, Plant and Equipment

Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30
	2007	2006	Useful Lives

Land, building and other	$4,435,000	$3,843,000	3 to 40 years
Recording equipment	141,648,000	110,874,000	5 to 10 years
Vibrator energy sources	39,900,000	29,189,000	10 to 15 years
Vehicles	21,059,000	16,609,000	2 to 10 years
Other(a)	385,000	225,000	—

	207,427,000	160,740,000
Less accumulated depreciation	(84,655,000)	(74,206,000)

Net property, plant and equipment	$122,772,000	$86,534,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

4.	Other Current Liabilities

Other current liabilities consist of the following at September 30, 2007 and 2006:

	September 30,
	2007	2006

Accrued self insurance reserves	$6,373,000	$1,226,000
Accrued bonus and profit sharing	3,078,000	1,434,000
Income taxes payable	2,314,000	—
Other accrued expenses and current liabilities	2,498,000	1,535,000

Total other current liabilities	$14,263,000	$4,195,000

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Debt

The Company’s revolving line of credit loan agreement is with Western National Bank. In January, the Company renewed the agreement for an additional year and increased the size of the facility from $10.0 million to $20.0 million. The agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2008, up to $20.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate equal to the Prime Rate. The loan agreement contains customary covenants for credit facilities of this type, including limitations on distributions and dividends, disposition of assets and mergers and acquisitions. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On July 5, 2007, the Company borrowed $5.0 million under this credit loan agreement for working capital purposes. The Company was in compliance with all covenants as of September 30, 2007 and December 5, 2007. The Company expects to renew this revolving line of credit loan agreement for an additional year through January 2009 on the same terms and conditions.

6.	Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2007, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. During 2006 and 2005, the Company elected to match 100% of employee contributions up to a maximum of 5% of the participant’s gross salary. The Company’s matching contributions for fiscal 2007, 2006 and 2005 were approximately $912,000, $724,000 and $555,000, respectively.

7.	Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $292,000, $136,000 and $125,000 during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

8.	Income Taxes

The Company recorded income tax expense in the current year of $17,300,000 as compared to $9,358,000 in 2006. The increase in the provision for 2007 from 2006 is primarily a result of a substantial increase in income before income taxes resulting in increased federal and state income taxes. The Company fully utilized its federal net operating loss (“NOL”) carryforwards during 2006 and fully utilized its federal alternative minimum tax (“AMT”) credits during 2007.

Income tax expense from continuing operations:

	Year Ended September 30,
	2007	2006	2005

Current	$13,906,000	$4,886,000	$2,035,000
Deferred	3,394,000	4,472,000	2,471,000

Total	$17,300,000	$9,358,000	$4,506,000

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year Ended September 30,
	2007	2006	2005

Tax expense computed at statutory rates	$15,560,000	$8,573,000	$4,900,000
Change in valuation allowance	(2,000)	90,000	—
State income tax	1,505,000	569,000	113,000
Other	237,000	126,000	(507,000)

Income tax expense	$17,300,000	$9,358,000	$4,506,000

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$19,000	$29,000
Alternative minimum tax credit carryforwards	—	1,119,000
Receivables	64,000	52,000
Other	881,000	509,000

Total gross deferred tax assets	964,000	1,709,000
Less valuation allowance	(88,000)	(90,000)

Total deferred tax assets	876,000	1,619,000
Deferred tax liabilities:
Property and equipment	(9,564,000)	(6,914,000)

Total gross deferred tax liabilities	(9,564,000)	(6,914,000)

Net deferred tax liability	$(8,688,000)	$(5,295,000)

Current portion of net deferred tax asset/liability	$693,000	$1,619,000
Noncurrent portion of net deferred tax asset/liability	(9,381,000)	(6,914,000)

Total net deferred tax liability	$(8,688,000)	$(5,295,000)

As of September 30, 2007, the Company had individual state net operating loss carryforwards of approximately $275,000. Most of these carryforwards are primarily available in states where the Company believes the assets cannot be deemed to be more likely than not realizable. The Company’s net operating loss carryforwards expire at varying times between fiscal 2008 and fiscal 2023. Based on management’s belief that the net operating loss carryforwards are not realizable, a $19,000 valuation allowance was established to offset these deferred tax assets. As of September 30, 2007, the remaining valuation allowance of $69,000 was for the Company’s deferred tax assets for capital loss carryforwards that are deemed more likely than not realizable in the foreseeable future.

9.	Net Income per Common Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per common share:

	2007	2006	2005

Numerator:
Net income and numerator for basic and diluted net income per common share: income available to common shareholders	$27,158,000	$15,855,000	$10,016,000

Denominator:
Denominator for basic net income per common share-weighted average common shares	7,601,889	7,518,372	6,705,791
Effect of dilutive securities-employee stock options and restricted stock grants	67,573	81,183	89,504

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,669,462	7,599,555	6,795,295

Net income per common share	$3.57	$2.11	$1.50

Net income per common share-assuming dilution	$3.54	$2.09	$1.48

10.	Major Customers

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in 2007, 2006, and 2005 have varied. Sales to these customers, as a percentage of operating revenues that exceeded 10%, were as follows:

	2007	2006	2005

A	49%	24%	10%
B	—	11%	15%
C	—	—	13%

Although 49% of the Company’s fiscal 2007 revenues are derived from one client, the Company’s evaluation indicates that the relationship is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. However, the Company anticipates a reduction in sales in fiscal 2008 to this client. The Company’s client “B” in the table above acts as an agent for other entities that are the actual purchasers of the Company’s services.

Although loss of any single client might have a material short-term negative effect on operating revenues, the Company does not believe it would have a long-term effect on its business.

11.	Commitments and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity as the Company believes it is adequately indemnified and insured.

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2007:

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$1,214	$440	$499	$275	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $432,000 and $274,000 for fiscal 2007 and 2006, respectively, and $130,000 for the quarter ended September 30, 2007 as compared to $68,000 for the quarter ended September 30, 2006.

As of September 30, 2007, the Company recognized unused letters of credit totaling $2,480,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

12.	Rights Agreement

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

13.	Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt these new requirements as of the beginning of fiscal 2008. The Company is currently evaluating the impact that FIN 48 may have on its statements of operations and statements of financial position. Thus far, the Company’s evaluation does not reflect any material adjustments.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS 159 on its financial statements.

14.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30

Fiscal 2006:
Operating revenues	$35,493,000	$40,042,000	$41,524,000	$51,491,000
Income from operations	$3,252,000	$6,431,000	$6,636,000	$8,237,000
Net income	$2,300,000	$4,351,000	$4,241,000	$4,963,000
Net income per common share	$.31	$.58	$.56	$.66
Net income per common share assuming dilution	$.30	$.57	$.56	$.65
Fiscal 2007:
Operating revenues	$53,654,000	$59,935,000	$68,637,000	$75,537,000
Income from operations	$8,468,000	$8,568,000	$12,595,000	$13,717,000
Net income	$5,435,000	$5,368,000	$7,561,000	$8,794,000
Net income per common share	$.72	$.71	$.99	$1.15
Net income per common share assuming dilution	$.71	$.70	$.98	$1.14

Schedule II

Dawson Geophysical Company

Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts*:
Fiscal Year:
2007	$148,000	$51,000	$23,000	$176,000
2006	331,000	20,000	203,000	148,000
2005	199,000	136,000	4,000	331,000
Valuation allowance for deferred tax assets:
Fiscal Year:
2007	$90,000	$(2,000)	$—	$88,000
2006	—	90,000	—	90,000
2005	—	—	—	—

*	Deductions related to allowance for doubtful accounts represent amounts that have been deemed uncollectible and written off by the Company.

INDEX TO EXHIBITS

Number		Exhibit

3.1		Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 (File No. 000-10144) and incorporated herein by reference).
4.1		Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10	.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).
10	.3†	Dawson Geophysical Company 2000 Incentive Stock Plan (filed on August 3, 2001 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-66666) and incorporated herein by reference).
10	.4†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.5†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.6†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10.7		Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10.8		Revolving Line of Credit Loan Agreement, dated January 18, 2007, between the Company and Western National Bank (filed on February 9, 2007 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference).
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.