Form 10-Q
period 2007-12-31
DAWSON GEOPHYSICAL CO
filed 2008-02-11
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 0-10144
DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)
508 West Wall, Suite 800, Midland, Texas 79701
(Principal Executive Office)
Telephone Number: 432-684-3000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 7, 2008

Common Stock, $.33 1/3 par value	7,665,994 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Operating revenues	$77,599,000	$53,654,000
Operating costs:
Operating expenses	58,125,000	39,724,000
General and administrative	1,706,000	1,448,000
Depreciation	5,551,000	4,014,000

	65,382,000	45,186,000

Income from operations	12,217,000	8,468,000
Other income (expense):
Interest income	218,000	154,000
Interest expense	(105,000)	—
Other	(16,000)	32,000

Income before income tax	12,314,000	8,654,000
Income tax expense:
Current	(4,540,000)	(1,927,000)
Deferred	(70,000)	(1,292,000)

	(4,610,000)	(3,219,000)

Net income	$7,704,000	$5,435,000

Net income per common share	$1.01	$0.72

Net income per common share-assuming dilution	$1.00	$0.71

Weighted average equivalent common shares outstanding	7,660,100	7,553,809

Weighted average equivalent common shares outstanding-assuming dilution	7,720,101	7,635,013

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,231,000	$14,875,000
Accounts receivable, net of allowance for doubtful accounts of $176,000 in each period	52,633,000	56,707,000
Prepaid expenses and other assets	2,651,000	815,000
Current deferred tax asset	1,325,000	693,000

Total current assets	74,840,000	73,090,000
Property, plant and equipment:	222,044,000	207,427,000
Less accumulated depreciation	(89,991,000)	(84,655,000)

Net property, plant and equipment	132,053,000	122,772,000

	$206,893,000	$195,862,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,073,000	$12,816,000
Accrued liabilities:
Payroll costs and other taxes	1,331,000	2,325,000
Other	13,858,000	14,263,000
Deferred revenue	2,312,000	2,922,000
Line of credit	5,000,000	5,000,000

Total current liabilities	39,574,000	37,326,000

Deferred tax liability	10,084,000	9,381,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,665,994 and 7,658,494 shares issued and outstanding in each period	2,555,000	2,553,000
Additional paid-in capital	85,564,000	85,090,000
Retained earnings	69,116,000	61,512,000

Total stockholders’ equity	157,235,000	149,155,000

	$206,893,000	$195,862,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,704,000	$5,435,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,551,000	4,014,000
Noncash compensation	347,000	287,000
Deferred income tax expense	70,000	1,292,000
Excess tax benefit from share-based payment arrangement	(92,000)	(115,000)
Other	46,000	120,000
Change in current assets and liabilities:
Decrease in accounts receivable	4,074,000	810,000
(Increase) decrease in prepaid expenses	(1,836,000)	557,000
Decrease in accounts payable	(1,353,000)	(9,596,000)
Decrease in accrued liabilities	(1,399,000)	(389,000)
(Decrease) increase in deferred revenue	(610,000)	779,000

Net cash provided by operating activities	12,502,000	3,194,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of $5,610,000 and $606,000 noncash capital expenditures in 2007 and 2006, respectively	(9,280,000)	(2,670,000)
Proceeds from disposal of assets	5,000	—

Net cash used in investing activities	(9,275,000)	(2,670,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	92,000	115,000
Proceeds from exercise of stock options	37,000	112,000

Net cash provided by financing activities	129,000	227,000
Net increase in cash and cash equivalents	3,356,000	751,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,875,000	8,064,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$18,231,000	$8,815,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest expense	$96,000	$—
Cash paid during the period for income taxes	$1,172,000	$139,000

NONCASH INVESTING ACTIVITIES:
Unrealized gain on investments	$—	$18,000

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.
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
     In some instances, customers are billed in advance of the services performed. In those cases, the Company recognizes the liability as deferred revenue.
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
     Tax Accounting. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes.
     Stock Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires a company to measure all employee stock-based compensation awards using the fair value method and recognize compensation cost in its financial statements. The Company adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period. Compensation costs are not recognized for anticipated forfeitures prior to the vesting of equity instruments.
Recently Issued Accounting Pronouncements
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
3. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. In January 2008, the Company renewed the agreement for an additional year. The agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2009, up to $20.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. From January 19, 2008 through January 31, 2008 interest accrued at an annual rate equal to 5.63%. Beginning on February 1, 2008, interest will accrue at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company shall choose monthly. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On July 5, 2007, the Company borrowed $5.0 million under the prior loan agreement for working capital purposes. This amount has been renewed and extended under the new loan agreement. The Company was in compliance with all covenants as of December 31, 2007 and February 5, 2008.

4. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the quarters ended December 31, 2007 and 2006 is summarized below.
Incentive Stock Options:
     The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. Options granted by the Company vest in equal installments annually over four years from the date of the grant, and the options expire five years from the date of grant. Compensation cost is recognized as the options vest.
     No options were granted during the quarters ended December 31, 2007 or 2006. The total intrinsic value of options exercised during the quarters ended December 31, 2007 and 2006 was $282,000 and $431,000 for 4,500 and 15,000 shares, respectively.
     Stock options issued under the Company’s stock based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the quarters ended December 31, 2007 and 2006 there was $92,000 and $115,000, respectively, in excess tax benefits from disqualifying dispositions of options.
     The Company recognized compensation expense of $19,000 and $46,000 during the quarters ended December 31, 2007 and 2006, respectively, associated with stock option awards. This amount is included in wages in the Statements of Operations.
Stock Awards:
     The Company granted 59,000 restricted shares during the first quarter of fiscal 2007, of which 56,000 were outstanding as of September 30, 2007 and December 31, 2007. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years. The grant date fair value of these awards was $27.05. No restricted shares were granted during the first quarter of fiscal 2008.
     The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) were made for the restricted stock awards granted during the first quarter of fiscal 2007. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.
     The Company recognized compensation expense of $120,000 in the first quarter of fiscal 2008 and $121,000 in the first quarter of fiscal 2007 related to restricted stock awards. This amount is included in wages in the Statements of Operations.
     The Company granted 3,000 shares with immediate vesting to outside directors in both the first quarter of fiscal 2008 and 2007 as compensation. The grant date fair value equaled $69.64 and $39.77 in each quarter, respectively.
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
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2007:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,106	$394	$491	$221	$—
     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $130,000 and $77,000 for the periods ended December 31, 2007 and 2006, respectively.
     As of December 31, 2007, the Company had unused letters of credit totaling $2,480,000. Upon renewal of its workers’ compensation policy for calendar year 2008, the Company applied for an additional $500,000 in letters of credit. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
6. ADOPTION OF FIN 48
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which became effective for the Company on October 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon re-examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recorded a liability of approximately $207,000, which was accounted for as a reduction to retained earnings as of October 1, 2007. The liability included $137,000 in taxes and $70,000 in penalties and interest.
     Interest and penalty costs related to income taxes are classified as income tax expense. The tax years generally subject to future examination by tax authorities are for years ending September 30, 2004 and after. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect any change to have a significant impact on its results of operations. The recognition of unrecognized tax benefits would have an immaterial effect on the effective tax rate.
7. NET INCOME PER COMMON SHARE
     The Company accounts for earnings per share in accordance with SFAS No. 128 (“SFAS 128”), “Earnings per Share.” Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	December 31
	2007	2006
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$7,704,000	$5,435,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,660,100	7,553,809
Effect of dilutive securities-employee stock options and restricted stock grants	60,001	81,204

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,720,101	7,635,013

Net income per common share	$1.01	$.72

Net income per common share-assuming dilution	$1.00	$.71

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.
Forward Looking Statements
     All statements other than statements of historical fact included in this Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, high fixed cost of operations, weather interruptions, inability to obtain land access rights of way, industry competition, the ability to manage growth, and the availability of capital resources. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2007 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
Overview
     We are the leading provider of onshore seismic data acquisition services in the lower 48 United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and gas companies. Demand for our services depends upon the level of spending by these oil and gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business and results of operations.
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
     We continue to focus on increasing the revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews, adding to our energy source fleet and utilizing related technologies. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity, may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity well into calendar year 2008.
Highlights of the Quarter Ended December 31, 2007
     Our financial performance from operations for the first quarter of fiscal 2008 significantly improved when compared to our financial performance for the first quarter of fiscal 2007. This improvement was the result of the expanded capabilities and increased productivity of existing crews supported by continuing demand for our seismic services, particularly by clients seeking natural gas reserves. The following are the highlights of our first quarter performance:
•	We operated fifteen data acquisition crews during the quarter, an increase of two crews from the same quarter in fiscal 2007;

•	We continued to make significant capital investments and capital improvements in order to enhance our data acquisition capabilities, including:
▪	Replacing an I/O System II MRX recording system on an existing crew with a 7,500 channel ARAM ARIES recording system purchased in fiscal 2007;

▪	Increasing channel count from 10,000 to 11,500 on an existing ARAM ARIES crew;

▪	Increasing channel count from 9,500 to 10,000 on an existing ARAM ARIES crew;

▪	Increasing total channel count to in excess of 107,000;

▪	Taking delivery of ten I/O vibrator energy source units and bringing the Company’s total to 123 units; and
•	We operated in West Texas, South Texas, Fort Worth Basin of Texas, New Mexico, Oklahoma, Arkansas, Colorado, Utah, Montana and West Virginia.
Results of Operations
     Operating Revenues. Our operating revenues for the first three months of fiscal 2008 increased 45% to $77,599,000 from $53,654,000 for the first three months of fiscal 2007. Revenue growth was primarily due to the expanded capabilities of existing crews which resulted in improved efficiencies and pricing as well as the fielding of two additional seismic data acquisition crews in April and September of 2007, our fourteenth and fifteenth crews. Included in the first quarter revenues are continued high third party charges related to the use of helicopter support services, specialized survey techniques, and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, Val Verde Basin in Texas and Eastern Oklahoma.
     Operating Costs. Operating expenses for the three months ended December 31, 2007 increased 46% to $58,125,000 as compared to $39,724,000 for the same period of fiscal 2007. Increases in operating expenses are primarily due to the ongoing expenses of the two crews added in April and September of 2007, the expenses of supporting equipment enhancements on existing crews and reimbursable expenses.
     General and administrative expenses for the quarter ended December 31, 2007 were approximately 2.2% of revenues as compared to 2.7% for the comparable quarter of fiscal 2007. While the ratio of general and administrative expenses to revenue declined in the first quarter of fiscal 2008, the actual dollar amount increased. The increase of $258,000 from the first three months of fiscal 2008 to the first three months of fiscal 2007 reflects ongoing expenses necessary to support expanded field operations.
     Depreciation for the three months ended December 31, 2007 totaled $5,551,000 as compared to $4,014,000 for the three months ended December 31, 2006. The increase in depreciation expense is the result of the significant capital expenditures we made during fiscal 2007 and to date in fiscal 2008. Our depreciation expense is expected to increase during fiscal 2008 reflecting our significant capital expenditures over the last few fiscal years and in the quarter just ended.

     Our total operating costs for the first three months of fiscal 2008 were $65,382,000, an increase of 45% from the first three months of fiscal 2007. These increases in the first quarter were primarily due to the factors described above.
     Taxes. The effective tax rate for the income tax provision for the three months ended December 31, 2007 and 2006 was 37.4% and 37.2%, respectively.
     In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which became effective for us on October 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon re-examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, we recognized a receivable of approximately $192,000 and a liability of approximately $231,000 for uncertain tax positions, the net of which resulted in a $39,000 tax liability for uncertain tax positions. We also recognized $61,000 in penalties and interest associated with uncertain tax positions. The total net liability of $100,000 was accounted for as a reduction to retained earnings as of October 1, 2007.
     Interest and penalty costs related to income taxes are classified as income tax expense. The tax years generally subject to future examination by tax authorities are for years ending September 30, 2004 and after. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect any change to have a significant impact on our results of operations.
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
     Cash Flows. Net cash provided by operating activities was $12,502,000 for the first three months of fiscal 2008 and $3,194,000 for the first three months of fiscal 2007. Net cash flow provided by operating activities for the first three months of fiscal 2008 primarily reflects an increase in total revenues resulting from our expanded business and the working capital components effect of a decrease in accounts receivable without a corresponding decrease in accounts payable.
     Net cash used in investing activities was $9,275,000 in the three months ended December 31, 2007 and $2,670,000 in the three months ended December 31, 2006. The net cash used in investing activities in both years primarily represents capital expenditures made with cash generated from operations.
     Net cash provided by financing activities for the first three months ended December 31, 2007 and 2006 was $129,000 and $227,000, respectively, and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in each period.
     Capital Expenditures. Capital expenditures during the first three months of fiscal 2008 were $14,890,000, which we used to purchase an additional 5,000 channels of ARAM ARIES recording equipment, ten additional I/O vibrator energy source units, and to make technical improvements in all phases of our operations.
     Our Board of Directors previously approved a fiscal 2008 capital budget of $30,000,000. We plan to use the unspent balance of the capital budget to make technical improvements in all phases of our operations and to meet maintenance capital requirements. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.
     We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

     Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and short-term borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. We have also funded our capital expenditures and other financing needs from time to time through public equity offerings.
     Our revolving line of credit loan agreement is with Western National Bank. In January 2008, we renewed the agreement for an additional year. The agreement permits us to borrow, repay and reborrow, from time to time until January 18, 2009, up to $20.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. From January 19, 2008 through January 31, 2008 interest accrued at an annual rate equal to 5.63%. Beginning on February 1, 2008, interest will accrue at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On July 5, 2007, we borrowed $5.0 million under the prior credit loan agreement for working capital purposes. This amount has been renewed and extended under the new loan agreement. We were in compliance with all covenants as of December 31, 2007 and February 5, 2008.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2007:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,106	$394	$491	$221	$—
     We believe that our capital resources and cash flow from operations are adequate to meet current operational needs. We believe we will be able to finance our fiscal 2008 capital requirements including the continued expansion of our capital equipment through cash flow from operations, through borrowings under our revolving line of credit and, if necessary, from capital markets offerings. However, the ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.
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
     Stock-Based Compensation. We account for stock based compensation awards in accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” We measure all employee stock-based compensation awards using the fair value method and recognize compensation cost in our financial statements. We adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the stock award.
Recently Issued Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liability.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS 159 on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. On July 5, 2007 we borrowed $5.0 million under the term of the revolving line of credit loan agreement with Western National Bank for working capital purposes. Through January 18, 2008, interest payable under the revolving line of credit was variable based upon the then current prime rate. Beginning on January 19, 2008, interest on the outstanding amount under the line of credit loan agreement is payable monthly at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent at our direction.

     At December 31, 2007, we did not have any short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.
ITEM 5. OTHER INFORMATION
     The Company has filed its updated Form of Restricted Stock Agreement and Form of Stock Option Agreement for the Company's 2006 Stock and Performance Incentive Plan as Exhibits 10.3 and 10.4 to this Form 10-Q.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: February 11, 2008	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: February 11, 2008	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 and incorporated herein by reference)

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

10.1	Revolving Line of Credit Loan Agreement, dated as of January 18, 2008, between the Company and Western National Bank (filed on January 28, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.2†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.3†*	Form of Restricted Stock Agreement for the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan.

10.4†*	Form of Stock Option Agreement for the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.