Form 10-Q
period 2008-03-31
DAWSON GEOPHYSICAL CO
filed 2008-05-12
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 9, 2008

Common Stock, $.33 1/3 par value	7,729,494 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Operating revenues	$78,363,000	$59,935,000	$155,962,000	$113,589,000
Operating costs:
Operating expenses	57,529,000	45,608,000	115,654,000	85,332,000
General and administrative	1,837,000	1,605,000	3,543,000	3,053,000
Depreciation	5,854,000	4,154,000	11,405,000	8,168,000

	65,220,000	51,367,000	130,602,000	96,553,000
Income from operations	13,143,000	8,568,000	25,360,000	17,036,000
Other income:
Interest income	116,000	272,000	334,000	426,000
Interest expense	(95,000)	—	(200,000)	—
Other income (expense)	115,000	(33,000)	99,000	(1,000)

Income before income tax	13,279,000	8,807,000	25,593,000	17,461,000
Income tax expense:
Current	(4,110,000)	(3,138,000)	(8,650,000)	(5,065,000)
Deferred	(877,000)	(301,000)	(947,000)	(1,593,000)

	(4,987,000)	(3,439,000)	(9,597,000)	(6,658,000)
Net income	$8,292,000	$5,368,000	$15,996,000	$10,803,000

Net income per common share	$1.08	$0.71	$2.09	$1.43

Net income per common share-assuming dilution	$1.07	$0.70	$2.07	$1.41

Weighted average equivalent common shares outstanding	7,667,071	7,590,911	7,663,556	7,572,156

Weighted average equivalent common shares outstanding-assuming dilution	7,728,437	7,650,405	7,724,269	7,642,709

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,144,000	$14,875,000
Accounts receivable, net of allowance for doubtful accounts of $242,000 and $176,000 in 2008 and 2007, respectively	70,174,000	56,707,000
Prepaid expenses and other assets	1,394,000	815,000
Current deferred tax asset	936,000	693,000

Total current assets	81,648,000	73,090,000
Property, plant and equipment:	229,435,000	207,427,000
Less accumulated depreciation	(91,060,000)	(84,655,000)

Net property, plant and equipment	138,375,000	122,772,000

	$220,023,000	$195,862,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,434,000	$12,816,000
Accrued liabilities:
Payroll costs and other taxes	2,807,000	2,325,000
Other	11,939,000	14,263,000
Deferred revenue	587,000	2,922,000
Line of credit	10,000,000	5,000,000

Total current liabilities	43,767,000	37,326,000

Deferred tax liability	10,572,000	9,381,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,729,494 and 7,658,494 shares issued and outstanding in each period	2,577,000	2,553,000
Additional paid-in capital	85,807,000	85,090,000
Retained earnings	77,300,000	61,512,000

Total stockholders’ equity	165,684,000	149,155,000

	$220,023,000	$195,862,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,996,000	$10,803,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,405,000	8,168,000
Noncash compensation	612,000	415,000
Deferred income tax expense	947,000	1,593,000
Excess tax benefit from share-based payment arrangement	(92,000)	(243,000)
Other	(115,000)	343,000
Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(9,604,000)	887,000
Increase in prepaid expenses	(579,000)	(1,081,000)
Increase (decrease) in accounts payable	2,108,000	(3,198,000)
(Decrease) increase in accrued liabilities	(1,842,000)	2,024,000
(Decrease) increase in deferred revenue	(2,335,000)	1,317,000

Net cash provided by operating activities	16,501,000	21,028,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of $4,300,000 and $6,120,000 noncash capital expenditures in 2008 and 2007, respectively	(27,370,000)	(13,521,000)
Proceeds from disposal of assets	9,000	4,000

Net cash used in investing activities	(27,361,000)	(13,517,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	5,000,000	—
Excess tax benefit from share-based payment arrangement	92,000	243,000
Proceeds from exercise of stock options	37,000	519,000

Net cash provided by financing activities	5,129,000	762,000

Net (decrease) increase in cash and cash equivalents	(5,731,000)	8,273,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,875,000	8,064,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$9,144,000	$16,337,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest expense	$232,000	$—
Cash paid during the period for income taxes	$9,274,000	$4,106,000

NONCASH INVESTING ACTIVITIES:
Unrealized gain on investments	$—	$38,000

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year.
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
     Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires a company to measure all employee stock-based compensation awards using the fair value method and recognize compensation cost in its financial statements. The Company adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period. Compensation costs are not recognized for anticipated forfeitures prior to the vesting of equity instruments.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB provided a one-year deferral of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. The Company does not expect the adoption of either part of SFAS 157 to have a material impact on its financial statements.
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
3. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. In January 2008, the Company renewed the agreement for an additional year. The agreement permits the Company to borrow, repay and reborrow, from time to time until January 18, 2009, up to $20.0 million. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable and related collateral. From January 19, 2008 through January 31, 2008 interest accrued at an annual rate equal to 5.63%. Beginning on February 1, 2008, interest will accrue at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company shall choose monthly. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On July 5, 2007, the Company borrowed $5.0 million under the prior loan agreement for working capital purposes. This amount has been renewed and extended under the new loan agreement. On March 21, 2008, the Company borrowed an additional $5.0 million for working capital purposes. The Company was in compliance with all covenants as of March 31, 2008 and May 12, 2008.
     The Company is currently in discussions with Western National Bank to amend its revolving line of credit loan agreement to increase the size of the facility from $20.0 million to $40.0 million.

4. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the six months ended March 31, 2008 and 2007 is summarized below.
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
     No options were granted during the six months ended March 31, 2008 or 2007. The total intrinsic value of options exercised during the six months ended March 31, 2008 and 2007 was $282,000 and $2,380,000 for 4,500 and 70,500 shares, respectively.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the six months ended March 31, 2008 and 2007 there was $92,000 and $243,000, respectively, in excess tax benefits from disqualifying dispositions of options.
     The Company recognized compensation expense of $40,000 and $53,000 during the six months ended March 31, 2008 and 2007, respectively, associated with stock option awards. This amount is included in wages in the Statements of Operations.
Stock Awards:
     The Company granted 59,000 restricted shares during the first quarter of fiscal 2007, of which 56,000 were outstanding as of September 30, 2007 and March 31, 2008 due to the forfeiture of 3,000 shares on March 30, 2007. The grant date fair value of these fiscal 2007 awards was $27.05. No restricted shares were granted during the second quarter of fiscal 2007 or during the first quarter of fiscal 2008. The Company granted 5,500 restricted shares during the second quarter of fiscal 2008. The grant date fair value of these awards was $55.22. The fair value of the restricted stock granted equals the market price on the grant date. The restricted shares vest after three years.
     The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) were made for the restricted stock awards granted during fiscal 2007 or to date in fiscal 2008. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.
     The Company recognized compensation expense of $253,000 in the first six months of fiscal 2008 and $242,000 in the first six months of fiscal 2007 related to restricted stock awards. This amount is included in wages in the Statements of Operations.
     The Company granted 3,000 shares with immediate vesting to outside directors in the first quarters of both fiscal 2008 and 2007 as compensation. The grant date fair value equaled $69.64 and $39.77 in each quarter, respectively. The Company granted 2,000 shares with immediate vesting to employees as compensation during the second quarter of fiscal 2008. The grant date fair value equaled $55.22. No shares with immediate vesting were granted during the second quarter of fiscal 2007.
5. CONTINGENCY
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $3.8 million net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company is currently in discussions with the landowners regarding these losses. The Company is not able to estimate the likely amount of the landowner damages at this time. The Company believes any amounts paid to the landowners by the Company are expected to be covered by the Company’s liability insurance.

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
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2008:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,150	$358	$551	$238	$3
     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $262,000 and $182,000 for the six months ended March 31, 2008 and 2007, respectively, and $131,000 for the quarter ended March 31, 2008 as compared to $105,000 for the quarter ended March 31, 2007.
     As of December 31, 2007, the Company had unused letters of credit totaling $2,930,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
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
     The following presents a roll forward of the Company’s unrecognized tax benefits:

Unrecognized Tax
Benefits
Balance as of October 1, 2007	$137,000
Increase (decrease) in prior year tax positions	0
Increase (decrease) in current year tax positions	0
Settlement with taxing authorities	0
Expiration of statutes of limitations	(2,000)
Balance as of March 31, 2008	$135,000
     As of March 31, 2008 the Company has recognized $214,000 of liabilities for unrecognized tax benefits of which $79,000 related to penalties and interest.
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
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$8,292,000	$5,368,000	$15,996,000	$10,803,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,667,071	7,590,911	7,663,566	7,572,156
Effect of dilutive securities-employee stock options and restricted stock grants	61,366	59,494	60,703	70,553

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,728,437	7,650,405	7,724,269	7,642,709

Net income per common share	$1.08	$0.71	$2.09	$1.43

Net income per common share-assuming dilution	$1.07	$0.70	$2.07	$1.41

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.
Forward Looking Statements
     All statements other than statements of historical fact included in this Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, operational disruptions, industry competition, the ability to manage growth, and the availability of capital resources. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2007 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
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
     Our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry beginning in 2003. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition and processing services, particularly from entities seeking natural gas reserves. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. In addition, we continue to experience high demand for our services despite recent fluctuations in oil and natural gas prices, particularly natural gas prices. Because the majority of our current clients are focused on the exploration for and production of natural gas, a sustained significant decline in the price of natural gas would have an adverse effect on the demand for our services.
     We continue to focus on increasing the revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews, adding to our energy source fleet and utilizing related technologies. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or crew downtime related to other operational disruptions, such as work scheduling, crew travel time to remote worksites, equipment failure or destruction. Consequently, our successful efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity, may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity through the end of calendar year 2008 and on a number of crews well into calendar year 2009. Additionally, during the third quarter of fiscal 2008, we will field an additional crew, our 16th, by redeploying an existing I/O MRX recording system. This crew will be a smaller channel count crew initially committed to large scale 2D and small scale 3D seismic projects.
Highlights of the Quarter Ended March 31, 2008
     Our financial performance from operations for the second quarter of fiscal 2008 significantly improved when compared to our financial performance for the second quarter of fiscal 2007. This improvement was the result of the expanded capabilities and increased productivity of existing crews supported by continuing demand for our seismic services, particularly by clients seeking natural gas reserves. The following are the highlights of our second quarter performance:
•	We operated fifteen data acquisition crews during the quarter, an increase of two crews from the same quarter in fiscal 2007;
•	We continued to make significant capital investments and capital improvements in order to enhance our data acquisition capabilities, including:
▪	Replacing an I/O System II MRX recording system on an existing crew with an 8,000-channel ARAM ARIES recording system;

▪	Making plans to field our 16th crew by redeploying an existing I/O MRX recording system;

▪	Increasing total channel count to in excess of 111,000; and

▪	Taking delivery of thirteen ION vibrator energy source units and bringing the Company’s total to 136 units.
•	During the second fiscal quarter, we operated crews in West Texas, South Texas, East Texas, the Barnett Shale of the Fort Worth Basin, the Fayetteville Shale in Arkansas, the Rocky Mountains, New Mexico, Oklahoma, Louisiana, and the Appalachian Basin.
Results of Operations
     Operating Revenues. Our operating revenues for the first six months of fiscal 2008 increased 37% to $155,962,000 from $113,589,000 for the first six months of fiscal 2007. For the three months ended March 31, 2008, operating revenues totaled $78,363,000 as compared to $59,935,000 for the same period of fiscal 2007, a 31% increase. Revenues in the second quarter of fiscal 2008 continued to include high third-party charges related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, Val Verde Basin of Texas, and in Eastern Oklahoma. Revenue growth was primarily due to the addition of two seismic data acquisition crews in April and September of 2007 and increased channel count and productivity on existing crews.
     Operating Costs. Operating expenses for the six months ended March 31, 2008 totaled $115,654,000 versus $85,332,000 for the same period of fiscal 2007, an increase of 35.5%. Operating expenses for the three months ended March 31, 2008 increased 26% to $57,529,000 as compared to $45,608,000 for the same period of fiscal 2007. Increases in operating expenses are primarily due to the ongoing expenses of the two crews added in April and September of 2007, the expenses of supporting equipment enhancements on the existing crews and reimbursable expenses.
     General and administrative expenses were 2.3% of revenues in the first six months of fiscal 2008, as compared to 2.7% of revenues in the same period of fiscal 2007. For the quarter ended March 31, 2008, general and administrative expenses were approximately 2.3% of revenues as compared to 2.7% for the comparable quarter of fiscal 2007. While the ratio of general and administrative expenses to revenue declined in fiscal 2008 related to the increase in revenues, the actual dollar amount increased. The increase of $490,000 from the first six months of fiscal 2007 to the first six months of fiscal 2008 reflects ongoing expenses necessary to support expanded field operations.
     Depreciation for the six months ended March 31, 2008 totaled $11,405,000 as compared to $8,168,000 for the six months ended March 31, 2007. We recognized $5,854,000 of depreciation expense in the second quarter of fiscal 2008 as compared to $4,154,000 in the comparable quarter of fiscal 2007. The increase in depreciation expense in both the six month and three month periods was the result of the significant capital expenditures we made during fiscal 2007 and to date in fiscal 2008. Our depreciation expense is expected to continue to increase during fiscal 2008 reflecting our significant capital expenditures in fiscal 2007 and our expected capital expenditures for the remainder of fiscal 2008.

     Our total operating costs for the first six months of fiscal 2008 were $130,602,000, an increase of 35% from the first six months of fiscal 2007. For the quarter ended March 31, 2008, our operating expenses were $65,220,000 representing a 27% increase from the comparable quarter of fiscal 2007. These increases in the first six months period and for the second quarter were primarily due to the factors described above.
     Taxes. The effective rate for the income tax provision for the six months ended March 31, 2008 and 2007 was 37.5% and 38.1%, respectively. For the three months ended March 31, 2008 and 2007, the effective rate was 37.6% and 39.0%, respectively. The reduction in our overall effective tax rate is attributable to a discrete item recorded during the quarter as a result of an audit by a state regulatory agency.
     In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which became effective for us on October 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon re-examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, we recorded a liability of approximately $207,000 which was accounted for as reduction to retained earnings as of October 1, 2007. The liability included $137,000 in taxes and $70,000 in penalties and interest. Our liability for unrecognized tax benefits as of March 31, 2008 is $214,000.
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
Liquidity and Capital Resources
     Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and short-term borrowings from commercial banks has been sufficient to fund our working capital requirements, and to some extent, our capital expenditures.
     Cash Flows. Net cash provided by operating activities was $16,501,000 for the first six months of fiscal 2008 and $21,028,000 for the first six months of fiscal 2007. Net cash flow provided by operating activities for the first six months of fiscal 2008 reflects an increase in total revenues as discussed in “Results of Operations.”
     Net cash used in investing activities was $27,361,000 in the six months ended March 31, 2008 and $13,517,000 in the six months ended March 31, 2007. The net cash used in investing activities in both years primarily represents capital expenditures made with cash generated from operations.
     Net cash provided by financing activities for the first six months ended March 31, 2008 and 2007 was $5,129,000 and $762,000, respectively, and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in each period. In July 2007 we borrowed $5,000,000 from our line of credit, and on March 21, 2008 we increased our total borrowing to $10,000,000.
     Capital Expenditures. Capital expenditures during the first six months of fiscal 2008 were $30,880,000. During the first quarter, we purchased an additional 5,000 channels of ARAM ARIES recording equipment, ten additional I/O vibrator energy source units, and to make technical improvements in all phases of our operations. During the second quarter of our 2008 fiscal year, we replaced an I/O System II MRX recording system with an 8,000-channel ARAM ARIES recording system and placed an order for twenty ION vibrator energy source units, of which thirteen have been delivered.
     Our Board of Directors recently approved an additional $25,000,000 of capital spending to increase our fiscal 2008 capital budget to a total of $55,000,000. We plan to use the unspent balance of the capital budget to add to the vibrator energy source fleet, increase channel count on existing crews, expand data processing capabilities, and to make technical improvements in all phases of our operations. We believe these expenditures will allow us to maintain our competitive position as we respond to our clients’ desire for higher resolution subsurface images.

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
     Our revolving line of credit loan agreement is with Western National Bank. In January 2008, we renewed the agreement for an additional year. The agreement permits us to borrow, repay and reborrow, from time to time until January 18, 2009, up to $20.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable and related collateral. From January 19, 2008 through January 31, 2008 interest accrued at an annual rate equal to 5.63%. Beginning on February 1, 2008 our agreement was amended to allow interest to accrue at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining a minimum tangible net worth (as defined in the loan agreement) of $40.0 million and maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. On July 5, 2007, we borrowed $5.0 million under the prior credit loan agreement for working capital purposes. This amount has been renewed and extended under the new loan agreement. On March 21, 2008, we borrowed an additional $5.0 million for working capital purposes. We were in compliance with all covenants as of March 31, 2008 and May 12, 2008.
     We are currently in discussions with Western National Bank to amend our revolving line of credit loan agreement to increase the size of our facility from $20.0 million to $40.0 million.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2008:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,150	$358	$551	$238	$3
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
     Stock-Based Compensation. We account for stock-based compensation awards in accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” We measure all employee stock-based compensation awards using the fair value method and recognize compensation cost in our financial statements. We adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the stock award.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB provided a one-year deferral of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. We do not expect the adoption of either part of SFAS 157 to have a material impact on our financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. On July 5, 2007 we borrowed $5.0 million under the term of the revolving line of credit loan agreement with Western National Bank for working capital purposes, and on March 21, 2008, we borrowed an additional $5.0 million. Through January 18, 2008, interest payable under the revolving line of credit was variable based upon the then current prime rate. Beginning on January 19, 2008, interest on the outstanding amount under the line of credit loan agreement is payable monthly at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent at our direction.
     At March 31, 2008, we did not have any short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of our data acquisition crews was operating. The fire destroyed approximately $3.8 million net book value of our equipment, all of which was covered by our liability insurance, net of deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. We are currently in discussions with the landowners regarding these losses. We are not able to estimate the likely amount of the landowner damages at this time. We believe any amounts paid to the landowners by us are expected to be covered by our liability insurance.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Stockholders was held on January 22, 2008.
          The following proposals were adopted by the margins indicated:
          1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Paul H. Brown	6,400,143	207,769
L. Decker Dawson	5,813,560	794,352
Gary M. Hoover	6,172,019	435,893
Stephen C. Jumper	6,061,928	545,984
Tim C. Thompson	6,100,346	507,566
          2. To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

For	6,101,026
Against	33,740
Abstain	473,145
Broker Non-Votes	0
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.
 DAWSON GEOPHYSICAL COMPANY

DATE: May 12, 2008	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: May 12, 2008	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 and incorporated herein by reference)

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

10.1	Revolving Line of Credit Loan Agreement, dated as of January 18, 2008, between the Company and Western National Bank (filed on January 28, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.