Form 10-Q
period 2008-06-30
DAWSON GEOPHYSICAL CO
filed 2008-08-01
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2008

Common Stock, $.33 1/3 par value	7,765,994 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Operating revenues	$84,568,000	$68,637,000	$240,530,000	$182,226,000
Operating costs:
Operating expenses	60,457,000	49,825,000	176,111,000	135,157,000
General and administrative	1,649,000	1,532,000	5,192,000	4,585,000
Depreciation	6,317,000	4,685,000	17,722,000	12,853,000

	68,423,000	56,042,000	199,025,000	152,595,000
Income from operations	16,145,000	12,595,000	41,505,000	29,631,000
Other income:
Interest income	76,000	190,000	410,000	616,000
Interest expense	(116,000)	—	(316,000)	—
Other income (expense)	(141,000)	230,000	(42,000)	229,000

Income before income tax	15,964,000	13,015,000	41,557,000	30,476,000
Income tax expense:
Current	(4,981,000)	(4,502,000)	(13,631,000)	(9,567,000)
Deferred	(1,276,000)	(952,000)	(2,223,000)	(2,545,000)

	(6,257,000)	(5,454,000)	(15,854,000)	(12,112,000)
Net income	$9,707,000	$7,561,000	$25,703,000	$18,364,000

Net income per common share	$1.27	$0.99	$3.35	$2.42

Net income per common share-assuming dilution	$1.26	$0.98	$3.33	$2.40

Weighted average equivalent common shares outstanding	7,668,651	7,622,755	7,665,253	7,589,022

Weighted average equivalent common shares outstanding-assuming dilution	7,733,076	7,695,371	7,727,205	7,660,053

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,834,000	$14,875,000
Accounts receivable, net of allowance for doubtful accounts of $216,000 and $176,000 in 2008 and 2007, respectively	74,784,000	56,707,000
Prepaid expenses and other assets	1,103,000	815,000
Current deferred tax asset	697,000	693,000

Total current assets	89,418,000	73,090,000

Property, plant and equipment:	245,597,000	207,427,000
Less accumulated depreciation	(96,806,000)	(84,655,000)

Net property, plant and equipment	148,791,000	122,772,000

	$238,209,000	$195,862,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,807,000	$12,816,000
Accrued liabilities:
Payroll costs and other taxes	1,612,000	2,325,000
Other	13,804,000	14,263,000
Deferred revenue	645,000	2,922,000
Line of credit	20,000,000	5,000,000

Total current liabilities	50,868,000	37,326,000

Deferred tax liability	11,609,000	9,381,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,765,994 and 7,658,494 shares issued and outstanding in each period	2,588,000	2,553,000
Additional paid-in capital	86,137,000	85,090,000
Retained earnings	87,007,000	61,512,000

Total stockholders’ equity	175,732,000	149,155,000

	$238,209,000	$195,862,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,703,000	$18,364,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,722,000	12,853,000
Noncash compensation	932,000	474,000
Deferred income tax expense	2,223,000	2,545,000
Excess tax benefit from share-based payment arrangement	(104,000)	(583,000)
Other	59,000	498,000

Change in current assets and liabilities:
Increase in accounts receivable	(14,274,000)	(5,744,000)
Increase in prepaid expenses	(288,000)	(289,000)
Increase (decrease) in accounts payable	2,081,000	(1,317,000)
(Decrease) increase in accrued liabilities	(1,172,000)	2,650,000
(Decrease) increase in deferred revenue	(2,277,000)	1,051,000

Net cash provided by operating activities	30,605,000	30,502,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	20,000	238,000
Proceeds from maturity of short-term investments	—	6,500,000
Capital expenditures, net of $700,000 and $3,900,000 noncash capital expenditures in 2008 and 2007, respectively	(47,816,000)	(44,837,000)

Net cash used in investing activities	(47,796,000)	(38,099,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	46,000	537,000
Proceeds from line of credit	15,000,000	—
Excess tax benefit from share-based payment arrangement	104,000	583,000

Net cash provided by financing activities	15,150,000	1,120,000

Net decrease in cash and cash equivalents	(2,041,000)	(6,477,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,875,000	8,064,000

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$12,834,000	$1,587,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$375,000	$—
Cash paid during the period for income taxes	$14,638,000	$6,923,000

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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year.
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
     Stock-Based Compensation. The Company accounts for stock compensation in accordance with SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires a company to measure all employee stock-based compensation awards using the fair value method and recognize compensation cost in its financial statements. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period. Compensation costs are not recognized for anticipated forfeitures prior to the vesting of equity instruments.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB provided a one-year deferral of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. The Company does not expect the adoption of either part of SFAS 157 to have a material impact on its financial statements.
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
     In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

3. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. In January 2008, the Company renewed the agreement for an additional year. On June 2, 2008, the agreement was amended to permit the Company to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million, up from $20.0 million under the previous facility. The Company’s obligations under this agreement are secured by a security interest in the Company’s accounts receivable, equipment and related collateral. Interest accrues under the facility at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company shall choose monthly. Beginning July 1, 2008, the interest rate shall not be less than 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company was in compliance with all covenants as of June 30, 2008 and August 1, 2008. On July 5, 2007, the Company borrowed $5.0 million under the prior loan agreement for working capital purposes. This amount was renewed and extended under the new loan agreement. On March 21, 2008, the Company borrowed an additional $5.0 million, and on June 14, 2008, the Company borrowed an additional $10.0 million, in each case, for working capital purposes.
4. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the nine months ended June 30, 2008 and 2007 is summarized below.
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
     No options were granted during the nine months ended June 30, 2008 or 2007. The total intrinsic value of options exercised during the nine months ended June 30, 2008 and 2007 was $389,000 and $2,425,000 for 6,500 and 71,500 shares, respectively.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the nine months ended June 30, 2008 and 2007 there were $104,000 and $583,000, respectively, in excess tax benefits from disqualifying dispositions of options.
     The Company recognized compensation expense of $59,000 and $27,000 during the nine months ended June 30, 2008 and 2007, respectively, associated with stock option awards. This amount is included in wages in the Statements of Operations.
Stock Awards:
     The Company granted 59,000 restricted shares during the first quarter of fiscal 2007, of which 56,000 were outstanding as of September 30, 2007 and June 30, 2008 due to the forfeiture of 3,000 shares on March 30, 2007. The grant date fair value of these fiscal 2007 awards was $27.05. No restricted shares were granted during the second or third quarter of fiscal 2007 or during the first quarter of fiscal 2008. The Company granted 5,500 restricted shares during the second quarter of fiscal 2008. The grant date fair value of these awards was $55.22. The Company granted 33,000 restricted shares during the third quarter of fiscal 2008. The grant date fair value of these awards was $69.22 for 32,000 of the shares and $70.46 for the remaining 1,000 shares. The fair value of the restricted stock granted equals the market price on the grant date. The restricted shares vest after three years.
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
     The Company recognized compensation expense of $449,000 in the first nine months of fiscal 2008 and $328,000 in the first nine months of fiscal 2007 related to restricted stock awards. This amount is included in wages in the Statements of Operations.
     The Company granted 3,000 shares with immediate vesting to outside directors in the first quarters of both fiscal 2008 and 2007 as compensation. The grant date fair value equaled $69.64 and $39.77 in each quarter, respectively. The Company granted 2,000 shares with immediate vesting to employees as compensation during the second quarter of fiscal 2008. The grant date fair value equaled $55.22. The Company granted 500 and 1,000 shares with immediate vesting to employees as compensation during the third quarter of fiscal 2008. The grant date fair value equaled $69.22 and $70.46, respectively. No shares with immediate vesting were granted during the second or third quarters of fiscal 2007.
     The Company recognized compensation expense, as well as the related tax benefit associated with these awards of $424,000 in the first nine months of fiscal 2008 and $119,000 in the first nine months of fiscal 2007 related to stock awards. This amount is included in wages in the Statements of Operations.
5. CONTINGENCY
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $3.8 million net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company continues discussions with the landowners regarding these losses. The Company currently estimates the likely amount of the landowner damages will be less than $1.5 million. The Company believes any damages paid will be covered by the Company’s liability insurance.
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
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2008:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,723	$491	$946	$286	$—
     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $388,000 and $301,000 for the nine months ended June 30, 2008 and 2007, respectively, and $126,000 for the quarter ended June 30, 2008 as compared to $119,000 for the quarter ended June 30, 2007.
     As of June 30, 2008, the Company had unused letters of credit totaling $2,930,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
6. ADOPTION OF FIN 48
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which became effective for the Company on October 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon re-examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recorded a liability of approximately $207,000, which was accounted for as a reduction to retained earnings as of October 1, 2007. The liability included $137,000 in taxes and $70,000 in penalties and interest.
     The following presents a roll forward of the Company’s unrecognized tax benefits:

Unrecognized Tax
Benefits
Balance as of October 1, 2007	$137,000
Increase (decrease) in prior year tax positions	—
Increase (decrease) in current year tax positions	—
Settlement with taxing authorities	—
Expiration of statutes of limitations	(2,000)

Balance as of June 30, 2008	$135,000

     As of June 30, 2008 the Company has recognized $220,000 of liabilities for unrecognized tax benefits of which $85,000 related to penalties and interest.
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
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$9,707,000	$7,561,000	$25,703,000	$18,364,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,668,651	7,622,755	7,665,253	7,589,022
Effect of dilutive securities-employee stock options and restricted stock grants	64,425	72,616	61,952	71,031

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,733,076	7,695,371	7,727,205	7,660,053

Net income per common share	$1.27	$0.99	$3.35	$2.42

Net income per common share-assuming dilution	$1.26	$0.98	$3.33	$2.40

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
     We continue to focus on increasing the revenues from and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews, adding to our energy source fleet and utilizing related technologies. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or crew downtime related to other operational disruptions, such as work scheduling, crew travel time to remote worksites, equipment failure or destruction. Consequently, our successful efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity, may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity through the end of calendar year 2008 and on a number of crews well into calendar year 2009. During the third quarter of fiscal 2008, we fielded an additional crew, our sixteenth, by redeploying an existing I/O MRX recording system. This new crew is a smaller channel count crew initially committed to large scale 2D and small scale 3D seismic projects in the Appalachian Basin.
Highlights of the Quarter Ended June 30, 2008
     Our financial performance from operations for the third quarter of fiscal 2008 significantly improved when compared to our financial performance for the third quarter of fiscal 2007. This improvement was the result of the addition of a new seismic data acquisition crew in September 2007, the replacement of an I/O MRX recording system with an ARAM ARIES recording system on an existing crew in April 2008, the redeployment of the I/O MRX recording system on a new crew in May 2008, increased channel count, and productivity on existing crews. This improvement was further supported by continuing demand for our seismic services, particularly by clients seeking natural gas reserves. The following are the highlights of our third quarter performance:
•	We operated sixteen data acquisition crews during the quarter, an increase of two crews from the same quarter in fiscal 2007;

•	We continued to make significant capital investments and capital improvements in order to enhance our data acquisition capabilities, including:
•	The replacement of an I/O MRX recording system with an ARAM ARIES recording system on an existing crew;

•	Fielding our sixteenth crew by redeploying an existing I/O MRX recording system;

•	Increasing total channel count to in excess of 115,000; and

•	Taking delivery of seven ION vibrator energy source units, bringing the Company’s total to 143 units.
•	During the third fiscal quarter, we operated crews in West Texas, South Texas, East Texas, the Barnett Shale of the Fort Worth Basin, the Fayetteville Shale in Arkansas, the Rocky Mountains, New Mexico, Oklahoma, Louisiana, California, and the Appalachian Basin.
Results of Operations
     Operating Revenues. Our operating revenues for the first nine months of fiscal 2008 increased 32% to $240,530,000 from $182,226,000 for the first nine months of fiscal 2007. For the three months ended June 30, 2008, operating revenues totaled $84,568,000 as compared to $68,637,000 for the same period of fiscal 2007, a 23% increase. Revenues in the third quarter of fiscal 2008 included third-party charges that were relatively unchanged from prior quarters of fiscal 2008. Third-party charges relate to the use of helicopter support services, specialized survey technologies, and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, Val Verde Basin of Texas, and in Eastern Oklahoma. Revenue growth was primarily due to the factors described above in the “Highlights of the Quarter Ended June 30, 2008.”
     Operating Costs. Operating expenses for the nine months ended June 30, 2008 totaled $176,111,000 versus $135,157,000 for the same period of fiscal 2007, an increase of 30%. Operating expenses for the three months ended June 30, 2008 increased 21% to $60,457,000 as compared to $49,825,000 for the same period of fiscal 2007. Increases in operating expenses are primarily due to the ongoing expenses of the two crews added in September 2007 and May 2008, the expenses of supporting equipment enhancements on the existing crews, and reimbursable expenses.
     General and administrative expenses were approximately 2.2% of revenues in the first nine months of fiscal 2008, as compared to 2.5% of revenues in the same period of fiscal 2007. For the quarter ended June 30, 2008, general and administrative expenses were approximately 2.0% of revenues as compared to 2.2% for the comparable quarter of fiscal 2007. While the ratio of general and administrative expenses to revenue declined in fiscal 2008 related to the increase in revenues, the actual dollar amount increased. The increase of $607,000 from the first nine months of fiscal 2007 to the first nine months of fiscal 2008 reflects ongoing expenses necessary to support expanded field operations.

     Depreciation for the nine months ended June 30, 2008 totaled $17,722,000 as compared to $12,853,000 for the nine months ended June 30, 2007. We recognized $6,317,000 of depreciation expense in the third quarter of fiscal 2008 as compared to $4,685,000 in the comparable quarter of fiscal 2007. The increase in depreciation expense in both the nine month and three month periods was the result of the significant capital expenditures we made during fiscal 2007 and to date in fiscal 2008. Our depreciation expense is expected to continue to increase during fiscal 2008 reflecting our significant capital expenditures in fiscal 2007 and our expected capital expenditures for the remainder of fiscal 2008.
     Our total operating costs for the first nine months of fiscal 2008 were $199,025,000, an increase of 30% from the first nine months of fiscal 2007. For the quarter ended June 30, 2008, our operating expenses were $68,423,000 representing a 22% increase from the comparable quarter of fiscal 2007. These increases in the first nine months period and for the third quarter were primarily due to the factors described above.
     Taxes. The effective rate for the income tax provision for the nine months ended June 30, 2008 and 2007 was 38.2% and 39.7%, respectively. The reduction in our overall effective tax rate is a result of reduced state taxes in the current year as compared to the prior year.
     In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which became effective for us on October 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon re-examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, we recorded a liability of approximately $207,000 which was accounted for as reduction to retained earnings as of October 1, 2007. The liability included $137,000 in taxes and $70,000 in penalties and interest. Our liability for unrecognized tax benefits as of June 30, 2008 was $220,000.
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
     Cash Flows. Net cash provided by operating activities was $30,605,000 for the first nine months of fiscal 2008 and $30,502,000 for the first nine months of fiscal 2007. Net cash flow provided by operating activities for the first nine months of fiscal 2008 reflects an increase in total revenues as discussed in “Results of Operations.” The increase in accounts receivable at June 30, 2008 as compared to the balance at September 30, 2007 reflects our increase in total revenues during fiscal 2008 as our collections of receivables have remained steady.
     Net cash used in investing activities was $47,796,000 in the nine months ended June 30, 2008 and $38,099,000 in the nine months ended June 30, 2007. The net cash used in investing activities in both years primarily represents capital expenditures made with cash generated from operations.
     Net cash provided by financing activities for the first nine months ended June 30, 2008 and 2007 was $15,150,000 and $1,120,000, respectively, and primarily reflects borrowings on our line of credit loan agreement in the period ended June 30, 2008. In July 2007, we borrowed $5,000,000 from our line of credit. On March 21, 2008, we increased our borrowing to $10,000,000, and on June 16, 2008, we increased our borrowing an additional $10,000,000 for a total of $20,000,000 at June 30, 2008. Net cash provided by financing activities also reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions in each period.
     Capital Expenditures. Capital expenditures during the first nine months of fiscal 2008 were $47,726,000. During the first quarter, we purchased an additional 5,000 channels of ARAM ARIES recording equipment and ten additional I/O vibrator energy source units. During the second quarter of our 2008 fiscal year, we replaced an I/O System II MRX recording system with an 8,000-channel ARAM ARIES recording system and took delivery of thirteen ION vibrator energy source units. In the third quarter, we sent our sixteenth crew to the field by redeploying an existing I/O MRX recording system and took delivery of the remaining seven of the twenty ION vibrator energy source units ordered in the second quarter of fiscal 2008, bringing our total to 143 units.
     Our fiscal 2008 capital budget totals $55,000,000, and we plan to use the unspent balance of the capital budget to increase channel count on existing crews, expand data processing capabilities, and to make technical improvements in all phases of our operations. We believe these expenditures will allow us to maintain our competitive position as we respond to our clients’ desire for higher resolution subsurface images.
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
     Our revolving line of credit loan agreement is with Western National Bank. In January 2008, we renewed the agreement for an additional year, and on June 2, 2008, we amended the agreement to increase the borrowing limit to $40.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly. Beginning July 1, 2008, the interest rate shall not be less than 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We were in compliance with all covenants as of June 30, 2008 and August 1, 2008. On July 5, 2007, we borrowed $5.0 million under the prior credit loan agreement for working capital purposes. This amount was renewed and extended under the new loan agreement. On March 21, 2008, we borrowed an additional $5.0 million, and on June 14, 2008, we borrowed an additional $10.0 million, in each case, for working capital purposes.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2008:

	Payments Due by Period ($000)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,723	$491	$946	$286	$—
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

     Stock-Based Compensation. We account for stock-based compensation awards in accordance with SFAS No. 123(R), “Share-Based Payment.” We measure all employee stock-based compensation awards using the fair value method and recognize compensation cost in our financial statements. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the stock award.
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
     In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. As of June 14, 2008, we had borrowed $20.0 million under our revolving line of credit loan agreement with Western National Bank. Through January 18, 2008, interest payable under the revolving line of credit was variable based upon the then current prime rate. Beginning on January 19, 2008, interest on the outstanding amount under the line of credit loan agreement is payable monthly at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent at our direction. Beginning July 1, 2008, interest rate on the outstanding amount under the line of credit loan agreement will not be less than 4%.
     At June 30, 2008, we did not have any short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of our data acquisition crews was operating. The fire destroyed approximately $3.8 million net book value of our equipment, all of which was covered by our liability insurance, net of our deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. We continue discussions with the landowners regarding these losses. We currently estimate the likely amount of the landowners damages will be less than $1.5 million. We believe any damages we pay will be covered by our liability insurance.
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

DAWSON GEOPHYSICAL COMPANY
DATE: August 1, 2008	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 1, 2008	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference).

10.1	Revolving Line of Credit Loan Agreement, dated June 2, 2008, between the Company and Western National Bank (filed on June 5, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.2	Security Agreement, dated June 2, 2008, between the Company and Western National Bank (filed on June 5, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.