Form 10-K
period 2008-09-30
DAWSON GEOPHYSICAL CO
filed 2008-12-09
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 31, 2008, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $505,043,037.

On November 28, 2008, there were 7,794,744 shares of Dawson Geophysical Company common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on January 27, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K
For the Fiscal Year Ended September 30, 2008

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, limited number of customers, credit risk related to our customers, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, managing growth, the availability of capital resources and operational disruptions. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.	BUSINESS

General

Dawson Geophysical Company (the Company) is the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D, and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. In the past few years, substantially all of our clients have been focused on the exploration for and production of natural gas. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2008, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

As of September 30, 2008, we operated sixteen 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City, and Michigan. Our geophysicists perform data processing in our Midland, Houston, and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. We do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Higher commodity prices since 2004 have led to a significant increase in the level of spending for domestic exploration and development of oil and natural gas reserves during the last few years. This resulted in greater demand for newly-acquired seismic data by many exploration companies particularly those seeking natural gas reserves. These factors have enabled us to expand our data acquisition and processing capacity. By increasing the number and size of our data acquisition crews and our channel count, we have fortified our position as the leading provider of onshore seismic data acquisition services in the United States, resulting in increased market share in terms of the number of active crews operating. The expansion began in fiscal 2004 with six active crews and continued through fiscal 2007 with the addition of a total of nine data acquisition crews during this period, as well as increases in recording capacity and channel count company-wide and improvements to our data processing center. During fiscal 2008 demand for our high-resolution 3-D seismic services continued at a high pace, despite fluctuations in oil and natural gas prices, and we continued our growth by fielding an additional crew.

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

We are able to collect seismic data using either 2-D or 3-D methods. The 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. Continued technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method produces an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface, and identify subsurface features that are favorable for the accumulation of hydrocarbons.

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

Utilizing electronic surveying equipment, survey personnel precisely locate the energy source and receiver positions from which the seismic data are collected. We primarily use vibrator energy sources which are mounted on vehicles, the majority of which weigh 62,000 pounds each, to generate seismic energy, but occasionally we detonate dynamite charges placed in drill holes below the earth’s surface. We use third-party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges. We use third-party helicopter services to move equipment in areas of difficult terrain in an effort to increase efficiency and reduce safety risk.

We began fiscal 2004 with an operating capacity of six land-based seismic data acquisition crews with an aggregate recording channel count of approximately 25,000 and fifty-two vibrator energy source units. At fiscal year-end 2008, we operated sixteen crews, 147 vibrator energy source units, and had capacity in excess of 117,000 recording channels, any of which may be configured to meet the demands of specific survey designs. Each crew consists of approximately forty to eighty technicians, twenty-five or more vehicles with off-road capabilities, over 42,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment.

During the fiscal year, we added an additional data acquisition crew equipped with a redeployed I/O System II MRX cable-based recording system. In November 2007, we replaced an I/O System II MRX recording system on an existing crew with a 7,500 channel ARAM ARIES system. We replaced a second I/O System II MRX recording system on another existing crew with an 8,000 channel ARAM ARIES recording system in April 2008. In addition, we purchased thirty ION vibrator energy source units, four IVI Enviro mini-vibrators, and increased channel count to in excess of 117,000.

Of the sixteen crews in operation at September 30, 2008, six are equipped with I/O System II RSR radio-based recording systems, three with I/O System II MRX cable-based recording systems, and seven with ARAM ARIES cable-based recording systems. All of our recording systems utilize similar types of geophones and record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit, as well as their operational flexibility and channel count expandability. In November 2008, we replaced an I/O System II MRX recording system with an ARAM ARIES II recording system equipped with recording channels from existing ARAM ARIES crews upon the completion of several high channel count projects. It is our intention to continue the operation of the I/O System II MRX recording system as a small 2-D crew into January 2009.

Client demand for more recording channels continues to increase as the industry strives for improved data quality with greater subsurface resolution. We believe this trend will continue and that our ability to deploy a large number of recording channels and multiple energy source units provides us with the competitive advantages of operational versatility and increased productivity, in addition to improved data quality.

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

We continue to improve data processing efficiency and accuracy with the addition of improved processing software and high-speed computer technology. We purchase, develop or lease seismic data processing software under non-exclusive licensing arrangements.

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

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. For fiscal year 2008, we made capital expenditures of $52,861,000, in part to complete the fielding of an additional data acquisition crew, expand channel count on existing crews, purchase thirty additional energy source units, and replace two I/O System II MRX recording systems on existing crews with ARAM ARIES recording systems. Our Board of Directors approved an initial fiscal 2009 budget of $20,000,000 to purchase additional recording channels, make technical improvements in various phases of the Company’s operations, and meet maintenance capital requirements. We believe that these additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2008, sales to our two largest clients, Chesapeake Energy Corporation and SandRidge Energy, Inc., represented 36% and 20% of our revenues, respectively. The remaining balance of our fiscal 2008 revenue was derived from varied clients and none represented 10% or more of our fiscal 2008 revenues. Although 56% of our fiscal 2008 revenues were derived from two clients, we believe that our relationship with these clients is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. While still expected to be significant clients, we do anticipate a fiscal 2009 reduction in sales to these two clients.

We do not acquire data for our own account or for future sale, maintain any multi-client data libraries or participate in oil and gas ventures. The results of a seismic survey conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees actively participate in oil and natural gas ventures. All of our clients’ information is maintained in the strictest confidence.

Contracts

Our data acquisition services are conducted under master service contracts with our clients. These master service contracts define certain obligations for us and for our clients. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every data acquisition project. The supplemental agreements are either “turnkey” agreements that provide for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements that provide for a fixed hourly, daily or monthly fee during the term of the project or projects. Turnkey agreements generally provide us more profit potential, but involve more risks because of the potential of crew downtime or operational delays. We attempt to negotiate on a project-by-project basis some level of weather downtime protection within the turnkey agreements. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays.

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

Employees

As of October 30, 2008, we employed approximately 1,436 persons, of which 1,310 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, thirteen are engaged in data processing, thirty-one are administrative personnel, sixty-eight are engaged in equipment maintenance and transport and fourteen are officers. Of the employees listed above, ten are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

Recent decreases in the market price of oil and natural gas, disruptions in the global financial markets and the global economy generally may decrease demand for our seismic services and cause downward pressure on the prices we charge.

Since August 2008, the market price for oil and natural gas has declined significantly. In addition, recent disruptions and instability in the global financial markets and difficulties in worldwide economic conditions have resulted in a significant reduction in the availability of funds from debt and equity capital markets and other capital markets while conditions in the global and domestic economy have increased uncertainty and diminished expectations for many businesses, including producers of oil and natural gas. As a result of these developments, many of our customers may be unable to implement their development plans and may be forced to significantly reduce their capital expenditures. If our customers reduce their capital expenditures, it would result in diminished demand for our seismic services and may cause downward pressure on the prices we charge or the level of work we do for our clients. During the third quarter of 2008, several of our clients reduced the size or delayed seismic projects as a result of the decline in oil and natural gas prices and the disruptions in the capital markets and economy. A significant and prolonged reduction in demand for seismic services would have a material adverse effect on our results of operations.

If oil and natural gas prices or the level of capital expenditures by oil and gas companies were to decline, demand for our services would decline and our results of operations would be adversely affected.

Demand for our services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in oil and natural gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would do so again if there was a sustained decline in the prices for oil and natural gas. While in recent years, the price of oil and natural gas has been historically high and exploration activities have been strong, since August 2008, the price of oil and natural gas has declined significantly. In addition to the market price of oil and natural gas, our clients’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including the market price for oil and natural gas and economic conditions. There can be no assurance that the current level of energy prices will not decline further or that exploration and development activities by our clients will continue to be as strong as in recent years. A significant sustained drop in oil and natural gas prices or the inability of our clients to secure funding for new exploration projects would have a negative impact on demand for our services. During the third quarter of 2008, several of our clients reduced the size or delayed seismic projects as a result of the decline in oil and natural gas prices and the disruptions in the capital markets and economy. Because substantially all of our current clients’ projects are focused on the exploration for natural gas, a sustained significant decline in the price of natural gas would have a particularly negative effect on the demand for our services. Any significant decline in exploration or production-related spending by our clients, whether due to a decrease in the market price for oil and natural gas or otherwise, could cause us to alter our capital spending plans and would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Factors affecting the price of oil and natural gas and our clients’ desire to explore, develop and produce include:

•	the level of supply and demand for oil and natural gas;

•	level of prices, and expectations about future prices, for oil and natural gas;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the cost of exploring for, developing and producing oil and natural gas;

•	government policies regarding the exploration for, and production and development of oil and natural gas reserves;

•	level of taxation relating to the energy industry, including taxation of consumption of energy sources; and

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and gas operations over a wide area or affect prices or locally inclement weather that can preclude or delay our seismic operations.

The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future.

A limited number of customers account for a significant portion of our revenues, and the loss of one of these customers could harm our results of operations; we generally do not require our clients to pay in advance or to secure their obligations to us, so any failure to pay by these clients could harm our results of operations.

Although our ten largest customers in fiscal 2008 and 2007 have varied, these customers accounted for approximately 83% and 88% of our total revenue for these respective periods. For the year ended September 30, 2008, the Company’s two largest clients represented approximately 36% and 20% of total revenues. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. See “Business — Clients.”

We bear the credit risk if any of our clients become insolvent and fail to pay amounts owed to the Company. Although we perform ongoing credit evaluations of our customers’ financial conditions, we generally require no collateral from our customers. Our inability to collect accounts receivable could have a materially adverse effect on our results of operations. In addition, from time to time, we experience contractual disputes with our clients regarding the payment of invoices or other matters. While we seek to minimize these disputes and maintain good relations with our clients, we have in the past, and may in the future, experience disputes that could affect our revenues and results of operations in any period.

Our clients could delay, reduce or cancel their service contracts with us on short notice, which may lead to lower than expected demand and revenues.

Our order book consists of written orders or commitments for our services that we believe to be firm. We believe we currently have a sufficient order book to sustain operations at full capacity into calendar 2009 on all sixteen crews. However, our clients can delay, reduce or cancel their service contracts with us on short notice. As a result, our order book as of any particular date may not be indicative of actual revenues for any succeeding fiscal period.

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

Our operating results vary in material respects from quarter to quarter and will continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for data acquisition, permit delays, weather delays, holiday schedules and crew productivity. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any fiscal period.

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

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. In recent years, it has become more difficult, costly and time-consuming to obtain access rights of way as drilling activities have expanded into more populated areas, and landowners have become more resistant to seismic and drilling activities occurring on their property. Delays associated with obtaining such rights of way could negatively affect our results.

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

If we do not manage our continued growth effectively, our results of operations could be affected.

We have experienced substantial growth during the last five fiscal years, adding ten seismic data acquisition crews during this period. This growth has presented a challenge to our systems, processes, resources, personnel, management and other infrastructure and support mechanisms. If we do not manage these growth challenges effectively, our profitability and results of operations could be adversely affected, our management resources may be diverted and our future growth could be impeded.

We may be unable to attract and retain skilled and technically knowledgeable employees which could adversely affect our business and our growth.

Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may confront significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for seismic services. The increased demand for seismic services during the past few years has also made it difficult for the Company to hire additional skilled persons to join our data acquisition crews. Should this trend continue, the Company’s ability to expand the number of operating data acquisition crews may be impaired. None of our employees are under employment contracts and we have no key man insurance.

Capital requirements for our operations are large. If we are unable to finance these requirements, our ability to continue our expansion and maintain our profitability could be affected.

Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and short-term borrowings from commercial banks. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolutions. If we were to expand our operations at a rate exceeding operating cash flow, or if current demand or pricing of geophysical services were to decrease substantially, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our results of operations could be adversely affected by asset impairments.

We periodically review our portfolio of equipment for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of our equipment if the future cash flows anticipated to be generated from the related equipment falls below net book value. The recent decline in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our equipment, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See discussion of “Impairment of Long-Lived Assets” included in “Critical Accounting Policies.”

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

Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under extreme weather and other dangerous conditions. These operations are subject to risks of injury to personnel and equipment. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. We use diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business. Delays due to operational disruptions such as equipment losses, personnel injuries and business interruptions could adversely affect our profitability and results of operations.

We may be subject to liability claims that are not covered by our master service agreements or by insurance.

We could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered under the indemnification provisions in our master service agreements to the extent that the damage was due to our negligence, gross negligence or intentional misconduct.

In addition, we do not carry insurance against certain risks that we could experience, including business interruption resulting from equipment losses or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Such coverage is not always available or applicable and, when available, is subject to unilateral cancellation by the insuring companies on very short notice. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on our results of operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal facilities are summarized in the table below.

	Owned or		Building Area
Location	Leased	Purpose	Square Feet

Midland, TX	Leased	Executive offices and data processing	29,960
Midland, TX	Owned	Field office	61,402
		Equipment fabrication facility
		Maintenance and repairs shop

We have operating leases in Houston, Denver and Oklahoma City for general office space. In addition, we have an operating lease for general office purposes, maintenance and repairs in Lyon Township, Michigan.

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

On March 14, 2008, a wildfire in West Texas burned a remote area in which one of our data acquisition crews was operating. The fire destroyed approximately $2.9 million net book value of our equipment, all of which was covered by our liability insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. We are currently repairing damage incurred by such landowners as a result of the fire. We currently estimate the likely amount of the landowner damages will be less than $1.5 million. We believe any damages paid will be covered by our liability insurance.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted during the fourth quarter of the 2008 fiscal year to a vote of our security holders, through the solicitation of proxies or otherwise. However, please refer to our Proxy Statement for the Annual Meeting to be held on January 27, 2009 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, notifying security holders as to the election of directors and selection of KPMG LLP as our independent registered public accounting firm.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position

L. Decker Dawson	88	Chairman of the Board of Directors
Stephen C. Jumper	47	President, Chief Executive Officer and Director
C. Ray Tobias	51	Executive Vice President, Chief Operating Officer
Christina W. Hagan	53	Executive Vice President, Secretary and Chief Financial Officer
Howell W. Pardue	72	Executive Vice President
K.S. Forsdick	57	Vice President

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

Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices per share for the period shown.

Quarter Ended	High	Low

December 31, 2006	$40.26	$26.56
March 31, 2007	$53.82	$30.50
June 30, 2007	$63.89	$48.03
September 30, 2007	$85.67	$51.52
December 31, 2007	$83.86	$64.67
March 31, 2008	$78.00	$48.75
June 30, 2008	$79.95	$56.41
September 30, 2008	$65.93	$40.27

As of November 28, 2008, the market price for our common stock was $20.145 per share and we had 177 common stockholders of record, as reported by our transfer agent.

We have not paid cash dividends on our common stock since becoming a public company and have no plans to do so in the foreseeable future.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2008. See information regarding material features of the plans in Note 1, “Summary of Significant Accounting Policies,” “Stock-Based Compensation” to the Financial Statements included herein.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of		Future Issuance
	Securities to		Under Equity
	be Issued		Compensation Plans
	Upon Exercise	Weighted-Average Exercise	(Excluding Securities
	of Outstanding	Price of	Reflected in
Plan Category	Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	23,250	$17.91	943,550	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	23,250	$17.91	943,550	(1)

(1)	Although 238,550 shares are available to be issued under the 2000 Incentive Stock Plan and the 2004 Incentive Stock Plan, the Company does not intend to grant additional shares from either Plan. There are 705,000 shares available to be issued under the 2006 Stock and Performance Incentive Plan.

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

	9/03	9/04	9/05	9/06	9/07	9/08
DAWSON GEOPHYSICAL COMPANY	100.00	303.63	439.04	431.06	1124.96	677.65

S & P 500	100.00	113.87	127.82	141.62	164.90	128.66

VALUE-LINE OILFIELD SERVICES	100.00	143.93	218.50	237.51	360.99	282.31

*	$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Years Ended September 30	2008	2007	2006	2005	2004
		(In thousands, except per share amounts)

Operating revenues	$324,926	$257,763	$168,550	$116,663	$69,346
Net income	$35,007	$27,158	$15,855	$10,016	$8,618
Net income per common share	$4.57	$3.57	$2.11	$1.50	$1.55
Weighted average equivalent common shares outstanding	7,669	7,602	7,518	6,706	5,559
Total assets	$233,621	$195,862	$149,418	$114,127	$56,759
Revolving line of credit	$—	$5,000	$—	$—	$—
Long-term debt-less current maturities	$—	$—	$—	$—	$—
Stockholders’ equity	$185,960	$149,155	$119,208	$101,904	$50,282

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

Overview

We are the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business and results of operations. In the past few years, substantially all of our clients have been focused on the exploration for and production of natural gas.

Our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Since August 2008 the price of oil and natural gas has declined significantly and there has been a significant disruption in global credit markets. As a result of these factors, during the third quarter of 2008 several of our clients reduced the size of or delayed seismic projects. While the markets for oil and natural gas have been very volatile and are likely to continue to be volatile in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. We have continued to experience high demand for our services despite recent fluctuations in oil and natural gas prices. However, a significant sustained drop in oil and natural gas prices or the inability of our clients to secure funding for new exploration projects would have a negative impact on demand for our services. Because substantially all of our current clients are focused on the exploration for and production of natural gas, a sustained significant decline in the price of natural gas in particular would have a negative effect on the demand for our services.

We continue to focus on increasing the revenues and profitability of our existing crews by upgrading our recording capacity, expanding the channel count on existing crews, adding to our energy source fleet and utilizing related technologies. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our successful efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Although our clients may cancel their supplemental service agreements with us on short notice, we believe we currently have a sufficient order book to sustain operations at full capacity into calendar 2009 on all sixteen crews.

Fiscal 2008 Highlights

Our financial performance for fiscal 2008 significantly improved when compared to our financial performance for fiscal 2007 as a result of the continuing strong demand for our seismic services due to high levels of exploration and development activities, particularly by entities seeking natural gas reserves. As a result of continuing high demand, we:

•	Repaid all $20,000,000 outstanding under the Company’s revolving line of credit in the fourth quarter;

•	Replaced an I/O System II MRX recording system on an existing crew with a 7,500 channel ARAM ARIES recording system;

•	Replaced an I/O System II MRX recording system on an existing crew with an 8,000 channel ARAM ARIES recording system;

•	Took delivery of thirty ION vibrator energy source units;

•	Added four IVI Enviro mini-vibrator energy source units used to operate in urban and sensitive environments. The Company now operates eight such units;

•	Increased channel count from 102,000 to in excess of 117,000;

•	Redeployed an existing I/O System II MRX recording system on an additional crew bringing the total of the Company’s operating data acquisition crews to sixteen; and

•	Operated in West Texas, South Texas, Fort Worth Basin of Texas, New Mexico, Oklahoma, Arkansas, Colorado, Utah, Montana, West Virginia, Pennsylvania, California, Louisiana, Nevada and New York.

Fiscal Year Ended September 30, 2008 Versus Fiscal Year Ended September 30, 2007

Operating Revenues.  Our operating revenues increased 26% from $257,763,000 in fiscal 2007 to $324,926,000 in fiscal 2008 as a result of continuing high demand for our services. Revenue growth in fiscal 2008 was primarily the result of the addition of new seismic data acquisition crews in September 2007 and May 2008 and the upgrading of recording systems on existing crews, along with increased channel counts and productivity on existing crews. Recorded in fiscal 2008 revenues are continued high third-party charges primarily related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources, all of which are utilized in areas with limited access. The sustained level of these charges during fiscal 2008 was driven by our continued operations in areas with limited access in the Appalachian Basin, the Rocky Mountains, the Fayetteville Shale, and the Arkoma Basin. We are reimbursed for these charges by our clients.

Operating Costs.  Our operating expenses increased 25% from $190,117,000 in fiscal 2007 to $237,484,000 in fiscal 2008 primarily due to the full year of service for the three acquisition crews deployed in fiscal 2007 and the additional crew placed into service in fiscal 2008. As discussed above, reimbursed charges have a similar impact on operating costs.

General and administrative expenses were 2.1% of revenues in fiscal 2008 as compared to 2.4% of revenues in fiscal 2007. While the ratio of general and administrative expenses to revenue declined in fiscal 2008 due to the increase in revenues, the actual dollar amount increased. The increase of $567,000 from fiscal 2007 to fiscal 2008 reflects ongoing expenses necessary to support expanded field operations.

We recognized $24,253,000 of depreciation expense in fiscal 2008 as compared to $18,103,000 in fiscal 2007, reflecting the full year of depreciation expense from our fiscal 2007 capital expenditures. Our depreciation expense is expected to continue to increase in fiscal 2009 as a result of our significant capital expenditures in fiscal 2008.

Our total operating costs for fiscal 2008 were $268,499,000, an increase of 25% from fiscal 2007 primarily due to the factors described above.

Taxes.  Our effective tax rates for fiscal 2008 and 2007 were 37.9% and 38.9%, respectively. The decrease in the effective tax rate in fiscal 2008 as compared to fiscal 2007 was primarily a result of changes in state tax rates as a result of the varying states in which we operate from year to year.

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

General and administrative expenses were 2.4% of revenues in fiscal 2007 as compared to 2.9% of revenues in fiscal 2006. While the ratio of general and administrative expenses to revenue declined in fiscal 2007 due to the increase in revenues, the actual dollar amount increased. The increase of $1,387,000 from fiscal 2006 to fiscal 2007 reflects ongoing expenses necessary to support expanded field operations.

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

Taxes.  Our effective tax rates for fiscal 2007 and 2006 were 38.9% and 37.1%, respectively. The increase in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was primarily a result of changes in tax legislation that impact the Company’s tax expense and changes in state tax rates as a result of the varying states in which we operate from year to year.

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

Cash Flows.  Net cash provided by operating activities was $50,930,000 for fiscal 2008 and $51,427,000 for fiscal 2007. These amounts primarily reflect an increase in total revenues resulting from our expanded business and an increase in accounts receivable without a correlating increase in accounts payable. The increase in accounts receivable derives principally from an increase in our trade receivables. This increase in trade receivables is consistent with the growth in our revenues during fiscal 2008, and the number of days that sales remain on account is consistent with fiscal 2007. In addition, accounts receivable contains anticipated insurance proceeds for the equipment lost on March 14, 2008. See discussion of fire in Item 3, “Legal Proceedings” and Note 10, “Commitments and Contingencies” to the Financial Statements included in Item 8 “Financial Statements and Supplementary Data.”

Net cash used in investing activities was $53,240,000 in fiscal 2008 and $51,664,000 in fiscal 2007. These results primarily represent capital expenditures in both years, and fiscal 2007 includes activity in the short-term investment portfolio. Capital expenditures were funded primarily with cash generated from operations in both years and, during fiscal 2007, with cash from our short-term investments.

Net cash used by financing activities in fiscal 2008 of $4,254,000 primarily represents the net decrease on our revolving line of credit loan agreement from a balance at September 30, 2007 of $5,000,000 to a zero balance at September 30, 2008. Net cash provided by financing activities in fiscal 2007 was $7,048,000 primarily representing the draw down of $5,000,000 from our line of credit and proceeds from the exercise of stock options.

Capital Expenditures.  For fiscal year 2008, we made capital expenditures of $52,861,000 in part to complete the fielding of an additional data acquisition crew, expand channel count on existing crews, purchase additional energy source units, and replace two I/O System II MRX recording systems on existing crews with ARAM ARIES recording systems. The Board of Directors has approved an initial fiscal 2009 budget of $20,000,000 to purchase additional recording channels, make technical improvements in various phases of the Company’s operations, and meet maintenance capital requirements. We believe these additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources.  Historically, we have primarily relied on cash generated from operations, cash reserves and short-term borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. From time to time, we have also funded our capital expenditures and other financing needs through public equity offerings.

Our revolving line of credit loan agreement is with Western National Bank. In January 2008, we renewed the agreement for an additional year, and on June 2, 2008, we amended the agreement to increase the borrowing limit to $40.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We were in compliance with all covenants as of September 30, 2008 and December 8, 2008. On July 5, 2007, we borrowed $5.0 million under the prior credit loan agreement for working capital purposes. On March 21, 2008, we borrowed an additional $5.0 million, and on June 16, 2008, we borrowed an additional $10.0 million, in each case, for working capital purposes. As of September 30, 2008, we had repaid the $20.0 million balance, and no amounts were outstanding as of December 8, 2008.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2008.

	Payments Due by Period (in 000’s)
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$1,778	$569	$1,042	$167	$—

We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements including the continued expansion of our capital equipment through cash flow from operations, borrowings under our revolving line of credit and, if necessary, from capital markets offerings. However, our ability to satisfy our working capital requirements and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business including the demand for our seismic services from clients.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts.  We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs and our current client base. While the collectibility of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients.

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

Depreciable Lives of Property, Plant and Equipment.  Our property, plant and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. We depreciate these capitalized items using the straight-line method.

Tax Accounting.  We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.

Stock-Based Compensation.  We account for stock-based compensation awards in accordance with SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” We measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in our financial statements. We adopted SFAS 123(R) beginning October 1, 2005 for stock-based compensation awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

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

Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services and interest rate fluctuations. As of June 16, 2008, we had borrowed $20.0 million under our revolving line of credit loan agreement with Western National Bank. Through January 18, 2008, interest payable under the revolving line of credit was variable based upon the then current prime rate. Beginning on January 19, 2008, interest on the outstanding amount under the line of credit loan agreement is payable monthly at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent at our direction, subject to an interest rate floor of 4%. As of September 30, 2008, we had repaid the $20.0 million balance, and no amounts were outstanding as of December 8, 2008.

At September 30, 2008, we did not have any short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-20 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2008 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that, as of September 30, 2008, our internal control over financial reporting was effective. Our internal control over financial reporting as of September 30, 2008, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-3.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 27, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2008. Certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors on May 25, 2004. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 27, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K. Other information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 27, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 27, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2008.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 27, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2008.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Notes to Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedule appears on page F-20 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2008, 2007 and 2006.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 9th day of December, 2008.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors	12-9-08

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Director (principal executive officer)	12-9-08

/s/ Paul H. Brown Paul H. Brown	Director	12-9-08

/s/ Gary M. Hoover Gary M. Hoover	Director	12-9-08

/s/ Jack D. Ladd Jack D. Ladd	Director	12-9-08

/s/ Ted R. North Ted R. North	Director	12-9-08

/s/ Tim C. Thompson Tim C. Thompson	Director	12-9-08

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	12-9-08

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited the accompanying balance sheets of Dawson Geophysical Company (the Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the years in the three-year period ended September 30, 2008. In connection with our audits of the financial statements, we also have audited financial statement Schedule II. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years in the three-year period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment in fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
December 9, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dawson Geophysical Company as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the years in the three-year period ended September 30, 2008, and our report dated December 9, 2008, expressed an unqualified opinion on those financial statements.

KPMG LLP

Dallas, Texas
December 9, 2008

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	September 30,	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$8,311,000	$14,875,000
Accounts receivable, net of allowance for doubtful accounts of $55,000 in September 2008 and $176,000 in September 2007	76,221,000	56,707,000
Prepaid expenses and other assets	877,000	815,000
Current deferred tax asset	873,000	693,000

Total current assets	86,282,000	73,090,000
Property, plant and equipment	250,519,000	207,427,000
Less accumulated depreciation	(103,180,000)	(84,655,000)

Net property, plant and equipment	147,339,000	122,772,000

	$233,621,000	$195,862,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,308,000	$12,816,000
Revolving line of credit	—	5,000,000
Accrued liabilities:
Payroll costs and other taxes	3,363,000	2,325,000
Other	14,869,000	14,263,000
Deferred revenue	993,000	2,922,000

Total current liabilities	34,533,000	37,326,000
Deferred tax liability	13,128,000	9,381,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,794,744 and 7,658,494 shares issued and outstanding in each period	2,598,000	2,553,000
Additional paid-in capital	87,051,000	85,090,000
Retained earnings	96,311,000	61,512,000

Total stockholders’ equity	185,960,000	149,155,000

	$233,621,000	$195,862,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2008	2007	2006

Operating revenues	$324,926,000	$257,763,000	$168,550,000
Operating costs:
Operating expenses	237,484,000	190,117,000	125,848,000
General and administrative	6,762,000	6,195,000	4,808,000
Depreciation	24,253,000	18,103,000	13,338,000

	268,499,000	214,415,000	143,994,000
Income from operations	56,427,000	43,348,000	24,556,000
Other income (expense):
Interest income	497,000	749,000	582,000
Interest expense	(482,000)	(145,000)	—
Other (expense) income	(35,000)	506,000	75,000

Income before income tax	56,407,000	44,458,000	25,213,000
Income tax expense:
Current	(17,834,000)	(13,906,000)	(4,886,000)
Deferred	(3,566,000)	(3,394,000)	(4,472,000)

	(21,400,000)	(17,300,000)	(9,358,000)

Net income	$35,007,000	$27,158,000	$15,855,000

Net income per common share	$4.57	$3.57	$2.11

Net income per common share-assuming dilution	$4.53	$3.54	$2.09

Weighted average equivalent common shares outstanding	7,669,124	7,601,889	7,518,372

Weighted average equivalent common shares outstanding-assuming dilution	7,728,651	7,669,462	7,599,555

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

				Accumulated
	Common Stock		Additional	Other
	Number		Paid-in	Comprehensive	Retained
	of Shares	Amount	Capital	Income (Expense)	Earnings	Total

Balance September 30, 2005	7,484,044	$2,495,000	$80,987,000	$(77,000)	$18,499,000	$101,904,000
Net income					15,855,000	15,855,000
Other comprehensive income net of tax:
Unrealized loss on securities:
Unrealized holding gain arising during period				35,000
Less: Reclassification adjustment for gain included in net income				31,000
Income tax benefit				(22,000)

Other comprehensive income				44,000		44,000

Comprehensive income for the period						15,899,000
Excess tax benefit of employee stock plan			180,000			180,000
Stock-based compensation expense			289,000			289,000
Issuance of common stock as compensation	18,450	6,000	560,000			566,000
Exercise of stock options	46,750	16,000	354,000			370,000

Balance September 30, 2006	7,549,244	2,517,000	82,370,000	(33,000)	34,354,000	119,208,000
Net income					27,158,000	27,158,000
Other comprehensive income net of tax:
Realization of gains on investments				51,000
Income tax benefit				(18,000)

Other comprehensive income				33,000		33,000

Comprehensive income for the period						27,191,000
Excess tax benefit of employee stock plan			1,312,000			1,312,000
Stock-based compensation expense			588,000			588,000
Issuance of common stock as compensation	3,000	1,000	119,000			120,000
Exercise of stock options	106,250	35,000	701,000			736,000

Balance September 30, 2007	7,658,494	2,553,000	85,090,000	—	61,512,000	149,155,000
Adoption of FIN 48					(208,000)	(208,000)
Net income					35,007,000	35,007,000
Excess tax benefit of employee stock plan			440,000			440,000
Stock-based compensation expense			836,000			836,000
Issuance of common stock as compensation	6,500	2,000	423,000			425,000
Issuance of restricted stock awards and unearned compensation	94,500	31,000	(32,000)			(1,000)
Exercise of stock options	35,250	12,000	294,000			306,000

Balance September 30, 2008	7,794,744	$2,598,000	$87,051,000	$—	$96,311,000	$185,960,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,007,000	$27,158,000	$15,855,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,253,000	18,103,000	13,338,000
Noncash compensation	1,259,000	707,000	855,000
Deferred income tax expense	3,566,000	3,394,000	4,472,000
Excess tax benefit from share-based payment arrangement	(440,000)	(1,312,000)	(180,000)
Other	443,000	995,000	119,000
Change in current assets and liabilities:
Increase in accounts receivable	(15,711,000)	(10,633,000)	(17,378,000)
(Increase) decrease in prepaid expenses	(62,000)	(125,000)	437,000
Increase in accounts payable	2,900,000	646,000	4,779,000
Increase in accrued liabilities	1,644,000	10,435,000	2,773,000
(Decrease) increase in deferred revenue	(1,929,000)	2,059,000	673,000

Net cash provided by operating activities	50,930,000	51,427,000	25,743,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	29,000	537,000	453,000
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(53,269,000)	(58,701,000)	(35,477,000)
Proceeds from sale of short-term investments	—	—	8,993,000
Proceeds from maturity of short-term investments	—	6,500,000	5,000,000

Net cash used in investing activities	(53,240,000)	(51,664,000)	(21,031,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	306,000	736,000	369,000
Proceeds from revolving line of credit	15,000,000	5,000,000	—
Repayment on revolving line of credit	(20,000,000)	—	—
Excess tax benefit from share-based payment arrangement	440,000	1,312,000	180,000

Net cash (used) provided by financing activities	(4,254,000)	7,048,000	549,000

Net (decrease) increase in cash and cash equivalents	(6,564,000)	6,811,000	5,261,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,875,000	8,064,000	2,803,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,311,000	$14,875,000	$8,064,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$541,000	$145,000	$—
Cash paid during the period for income taxes	$18,812,000	$10,259,000	$4,177,000

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$382,000	$790,000	$4,900,000
Unrealized loss on investments	$—	$—	$(10,000)

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

Cash Equivalents

For purposes of the financial statements, the Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classifies its investments consisting of U.S. Treasury Securities as “available-for-sale” and records the net unrealized holding gains and losses as accumulated comprehensive income in stockholders’ equity. The cost of short-term investments sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of investments is based on quoted market prices.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade accounts receivable. At September 30, 2008 and 2007, the Company had deposits in domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company invests primarily in short-term U.S. Treasury Securities which it believes are a low risk investment. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. The Company’s analysis of historical collections of accounts receivable and other relevant data does not substantiate an increased allowance for doubtful accounts. At September 30, 2008, sales to the Company’s two largest clients represented 56% of its revenues and 54% of its revenues net of third-party charges, as compared to 56% and 50%, respectively, at September 30, 2007. At September 30, 2006, sales to the Company’s two largest clients represented 35% of its revenues. The remaining balance of the Company’s fiscal 2008 revenues was derived from varied clients and none represented 10% or more of its fiscal 2008 revenues.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting a deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and future gross margins based on the Company’s historical results and analysis of future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. No impairment charges were recognized in the Statements of Operations for the years ended September 30, 2008, 2007 or 2006.

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

Allowance for Doubtful Accounts

Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectibility of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires companies to measure all employee stock-based compensation awards, including stock options and restricted stock, using a fair value method and recognize compensation cost, net of forfeitures, in its financial statements for all awards granted after that date and for nonvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.

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

Although shares are available under the 2000 and 2004 Plans, the Company does not intend to issue shares from these plans in the future.

In fiscal 2007, the Company adopted the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (“the Plan”). The Plan provides 750,000 shares of authorized but unissued common stock of the Company which may be awarded to officers, directors, employees and consultants of the Company in various forms including options, grants, restricted stock grants and others. Stock option grant prices awarded under the Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Plan was approved by shareholders at the Company’s Annual Shareholders Meeting on January 23, 2007.

Incentive Stock Options:

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility over the expected vesting term of 48 months. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

A summary of the Company’s employee stock options as of September 2008, 2007 and 2006, and changes during the years ended on those dates is presented below.

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Optioned	Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term in Years	Value ($000)

Balance as of September 30, 2005	224,500	$8.87	2.65	$4,803

Granted	—	$—
Exercised	(46,750)	$7.90
Expired	(6,500)	$9.27

Balance as of September 30, 2006	171,250	$9.12	2.22	$3,535

Granted	—	$—
Exercised	(106,250)	$6.93
Forfeited	(6,500)	$15.82

Balance as of September 30, 2007	58,500	$12.35	1.60	$3,875

Granted	—	$—
Exercised	(35,250)	$8.68

Balance as of September 30, 2008	23,250	$17.91	1.08	$650

Exercisable as of September 30, 2008	15,000	$17.91	1.08	$420

No options were granted during fiscal years 2008, 2007 and 2006. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $1,812,000, $4,650,000 and $1,029,000, respectively. The total fair value of options vested during fiscal 2008, 2007 and 2006 was $201,000, $367,000 and $549,000, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2008 and changes during the fiscal year ended September 30, 2008 is presented below.

	Number of	Weighted Average
	Nonvested	Grant Date
	Share Awards	Fair Value

Nonvested Shares Outstanding September 30, 2007	24,000	$14.52
Granted	—	—
Vested	(15,750)	12.74
Forfeited	—	—

Nonvested Shares Outstanding September 30, 2008	8,250	$17.91

Outstanding options at September 30, 2008 expire November 2009 and have an exercise price of $17.91. As of September 30, 2008 there was approximately $7,000 of unrecognized compensation cost related to nonvested stock option awards to be recognized in October 2008.

Stock options issued under the Company’s 2004 Plan are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the years ended September 30, 2008 and 2007 excess tax benefits from

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

disqualifying dispositions of options of $440,000 and $1,312,000, respectively, were reflected in both cash flows from operating activities and cash flows from financing activities on the Statements of Cash Flows.

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2008 and 2007 was $306,000 and $736,000, respectively.

The Company recognized compensation expense of $78,000, $83,000 and $289,000 in fiscal 2008, 2007 and 2006, respectively, associated with stock option awards. This amount is included in wages in the Statements of Operations.

Stock Awards:

The Company granted 5,500 restricted shares during the second quarter of fiscal 2008 and 33,000 restricted shares during the third quarter fiscal 2008, each from the 2006 Plan. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

	Number of	Weighted Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested Restricted Shares Outstanding September 30, 2007	56,000	$27.05
Granted	38,500	$67.25

Nonvested Restricted Shares Outstanding September 30, 2008	94,500	$43.43

The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) have been made for the restricted stock awards granted by the Company. As a result, the compensation expense recorded for restricted stock generated in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.

The Company recognized compensation expense of $758,000 in fiscal 2008 related to restricted stock awards. This amount is included in wages in the Statements of Operations. As of September 30, 2008 there was approximately $2,773,000 of unrecognized compensation cost related to nonvested restricted stock awards granted. The cost is expected to be recognized over 1.7 years.

The Company granted 3,000 shares with immediate vesting to outside directors in each of the first quarters of fiscal 2008, 2007 and 2006 as compensation. The grant date fair value equaled $69.64, $39.77 and $31.65 in each quarter, respectively. The Company granted 2,000 shares with immediate vesting to employees as compensation in the second quarter of fiscal 2008. The grant date fair value equaled $55.22. The Company granted 500 and 1,000 shares with immediate vesting to employees as compensation during the third quarter of fiscal 2008. The grant date fair value equaled $69.22 and $70.46, respectively. No stock awards were granted during the remaining periods of fiscal 2008, 2007 and 2006. The Company recognized expense of $423,000, $119,000 and $353,000 in fiscal 2008, 2007 and 2006, respectively, as well as the related tax benefit associated with these awards in fiscal years ended September 30, 2008, 2007 and 2006.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Property, Plant and Equipment

Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30,
	2008	2007	Useful Lives

Land, building and other	$5,350,000	$4,435,000	3 to 40 years
Recording equipment	160,516,000	141,648,000	5 to 10 years
Vibrator energy sources	58,750,000	39,900,000	10 to 15 years
Vehicles	25,713,000	21,059,000	2 to 10 years
Other(a)	190,000	385,000	—

	250,519,000	207,427,000
Less accumulated depreciation	(103,180,000)	(84,655,000)

Net property, plant and equipment	$147,339,000	$122,772,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

3.	Other Current Liabilities

Other current liabilities consist of the following at September 30, 2008 and 2007:

	September 30,
	2008	2007

Accrued self insurance reserves	$6,704,000	$6,373,000
Accrued bonus and profit sharing	3,855,000	3,078,000
Income taxes payable	1,262,000	2,314,000
Accrued payables associated with fire	794,000	—
Other accrued expenses and current liabilities	2,254,000	2,498,000

Total other current liabilities	$14,869,000	$14,263,000

4.	Debt

The Company’s revolving line of credit loan agreement is with Western National Bank. In January 2008, the Company renewed the agreement for an additional year, and on June 2, 2008, the agreement was amended to increase the borrowing limit to $40.0 million. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company was in compliance with all covenants as of September 30, 2008 and December 8, 2008. On July 5, 2007, the Company borrowed $5.0 million under the prior credit loan agreement for working capital purposes. On March 21, 2008, the Company borrowed an additional $5.0 million, and on June 16, 2008, it borrowed an additional $10.0 million, in each case, for working capital purposes. As of September 30, 2008, the Company had repaid the $20.0 million balance, and no amounts are outstanding as of December 8, 2008.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2008 and 2007, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. During 2006, the Company elected to match 100% of employee contributions up to a maximum of 5% of the participant’s gross salary. The Company’s matching contributions for fiscal 2008, 2007 and 2006 were approximately $1,117,000, $912,000 and $724,000, respectively.

6.	Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $288,000, $292,000, and $136,000 during the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

7.	Income Taxes

The Company recorded income tax expense in the current year of $21,400,000 as compared to $17,300,000 in 2007. The increase in the provision for 2008 from 2007 is primarily a result of a substantial increase in income before income taxes resulting in increased federal and state income taxes. The Company fully utilized its federal alternative minimum tax credits during 2007.

Income tax expense from continuing operations:

	Year Ended September 30,
	2008	2007	2006

Current Federal	$16,082,000	$11,778,000	$3,935,000
Current State	1,752,000	2,128,000	951,000
Deferred Federal	3,296,000	3,280,000	4,599,000
Deferred State	270,000	114,000	(127,000)

Total	$21,400,000	$17,300,000	$9,358,000

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year Ended September 30,
	2008	2007	2006

Tax expense computed at statutory rates	$19,743,000	$15,560,000	$8,573,000
Change in valuation allowance	(18,000)	(2,000)	90,000
State income tax	1,270,000	1,505,000	569,000
Other	405,000	237,000	126,000

Income tax expense	$21,400,000	$17,300,000	$9,358,000

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$—	$19,000
Receivables	20,000	64,000
Restricted stock	464,000	183,000
Workers’ compensation	493,000	355,000
Other	430,000	343,000

Total gross deferred tax assets	1,407,000	964,000
Less valuation allowance	(70,000)	(88,000)

Total deferred tax assets	1,337,000	876,000
Deferred tax liabilities:
Property and equipment	(13,592,000)	(9,564,000)

Total gross deferred tax liabilities	(13,592,000)	(9,564,000)

Net deferred tax liability	$(12,255,000)	$(8,688,000)

Current portion of net deferred tax asset/liability	$873,000	$693,000
Noncurrent portion of net deferred tax asset/liability	(13,128,000)	(9,381,000)

Total net deferred tax liability	$(12,255,000)	$(8,688,000)

At September 30, 2008, substantially all of the valuation allowance of $70,000 was related to the Company’s deferred tax assets for capital loss carryforwards that are deemed more likely than not realizable in the foreseeable future.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which became effective for the Company on October 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon re-examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recorded a liability of approximately $208,000, which was accounted for as a reduction to retained earnings as of October 1, 2007. The liability included $137,000 in taxes and $71,000 in penalties and interest.

The following presents a roll forward of the Company’s unrecognized tax benefits:

Unrecognized
Benefits

Balance as of October 1, 2007	$137,000
Increase (decrease) in prior year tax positions	—
Increase (decrease) in current year tax positions	—
Settlement with taxing authorities	—
Expiration of statutes of limitations	(2,000)

Balance as of September 30, 2008	$135,000

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008 the Company has recognized $228,000 of liabilities for unrecognized tax benefits of which $93,000 related to penalties and interest. The Company expects approximately $83,000 of the liabilities for unrecognized tax benefits to settle or lapse in the statutes of limitations by December 31, 2008.

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

8.	Net Income per Common Share

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

The following table sets forth the computation of basic and diluted net income per common share:

	2008	2007	2006

Numerator:
Net income and numerator for basic and diluted net income per common share: income available to common shareholders	$35,007,000	$27,158,000	$15,855,000

Denominator:
Denominator for basic net income per common share-weighted average common shares	7,669,124	7,601,889	7,518,372
Effect of dilutive securities-employee stock options and restricted stock grants	59,527	67,573	81,183

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,728,651	7,669,462	7,599,555

Net income per common share	$4.57	$3.57	$2.11

Net income per common share-assuming dilution	$4.53	$3.54	$2.09

9.	Major Customers

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in 2008, 2007 and 2006 have varied. Sales to these customers, as a percentage of operating revenues that exceeded 10%, were as follows:

	2008	2007	2006

A	36%	49%	24%
B	20%	—	—
C	—	—	11%

Although 36% and 20% of the Company’s fiscal 2008 revenues were derived from two clients, the Company believes that the relationships are well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. However, the Company anticipates a reduction in sales in

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

fiscal 2009 to these two clients. The Company’s client “C” in the table above continues to be a client and acts as an agent for other entities that are the actual purchasers of the Company’s services.

10.	Commitments and Contingencies

On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $2.9 million net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company is currently repairing damage incurred by such landowners as a result of the fire. The Company currently estimates the likely amount of the landowner damages will be less than $1.5 million. The Company believes any damages paid will be covered by the Company’s liability insurance.

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

On November 21, 2008, the Company received written notice dated November 14, 2008 from a client disputing approximately $1.4 million in charges payable for seismic work performed by the Company. The Company believes that the disputed charges are owed to the Company, and the Company intends to seek full payment from the client.

The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has in the past, and may in the future, experience disputes that could affect its revenues and results of operations in any period.

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2008.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$1,778	$569	$1,042	$167	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $528,000, $432,000 and $274,000 for fiscal 2008, 2007 and 2006, respectively.

As of September 30, 2008, the Company recognized unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

11.	Rights Agreement

On July 13, 1999, the Board of Directors of the Company authorized and declared a dividend to the holders of record on July 23, 1999 of one Right (a “Right”) for each outstanding share of the Company’s common stock. When exercisable, each Right will entitle the holder to purchase one one-hundredth of a share of a Series A Junior

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

12.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

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

13.	Subsequent Events

The Company received written notice from a client disputing outstanding receivables on November 21, 2008. See Note 10, “Commitments and Contingencies,” for additional information.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30

Fiscal 2007:
Operating revenues	$53,654,000	$59,935,000	$68,637,000	$75,537,000
Income from operations	$8,468,000	$8,568,000	$12,595,000	$13,717,000
Net income	$5,435,000	$5,368,000	$7,561,000	$8,794,000
Net income per common share	$.72	$.71	$.99	$1.15
Net income per common share assuming dilution	$.71	$.70	$.98	$1.14
Fiscal 2008:
Operating revenues	$77,599,000	$78,363,000	$84,568,000	$84,396,000
Income from operations	$12,217,000	$13,143,000	$16,145,000	$14,922,000
Net income	$7,704,000	$8,292,000	$9,707,000	$9,304,000
Net income per common share	$1.01	$1.08	$1.27	$1.21
Net income per common share assuming dilution	$1.00	$1.07	$1.26	$1.20

Schedule II

Dawson Geophysical Company

Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts*:
Fiscal Year:
2008	$176,000	$32,000	$153,000	$55,000
2007	148,000	51,000	23,000	176,000
2006	331,000	20,000	203,000	148,000
Valuation allowance for deferred tax assets:
Fiscal Year:
2008	$88,000	$(18,000)	$—	$70,000
2007	90,000	(2,000)	—	88,000
2006	—	90,000	—	90,000

*	Deductions related to allowance for doubtful accounts represent amounts that have been deemed uncollectible and written off by the Company.

INDEX TO EXHIBITS

Number		Exhibit

3.1		Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 (File No. 000-10144) and incorporated herein by reference).
4.1		Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10	.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).
10	.3†	Dawson Geophysical Company 2000 Incentive Stock Plan (filed on August 3, 2001 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-66666) and incorporated herein by reference).
10	.4†	Form of Restricted Stock Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10	.5†	Form of Stock Option Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10	.6†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.7†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.8†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.9†	Description of Profit Sharing Plan (filed on September 29, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10.10		Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10.11		Revolving Line of Credit Loan Agreement, dated June 2, 2008, between the Company and Western National Bank (filed on June 5, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10.12		Security Agreement, dated June 2, 2008, between the Company and Western National Bank (filed on June 5, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Number		Exhibit

31	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.