Form 10-Q
period 2008-12-31
DAWSON GEOPHYSICAL CO
filed 2009-02-09
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 9, 2009

Common Stock, $.33 1/3 par value	7,799,744 shares

DAWSON GEOPHYSICAL COMPANY
INDEX

Page
Number
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Statements of Operations for the Three Months Ended December 31, 2008 and 2007 (unaudited)	1
Balance Sheets at December 31, 2008 (unaudited) and September 30, 2008	2
Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007 (unaudited)	3
Notes to Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Controls and Procedures	13
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 6. Exhibits	13
Signatures	14
Index to Exhibits	15

Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Operating revenues	$80,216,000	$77,599,000
Operating costs:
Operating expenses	59,015,000	58,125,000
General and administrative	2,155,000	1,706,000
Depreciation	6,601,000	5,551,000

	67,771,000	65,382,000

Income from operations	12,445,000	12,217,000
Other income (expense):
Interest income	78,000	218,000
Interest expense	—	(105,000)
Other income (expense)	38,000	(16,000)

Income before income tax	12,561,000	12,314,000

Income tax (expense) benefit:
Current	(5,175,000)	(4,540,000)
Deferred benefit (expense)	348,000	(70,000)

	(4,827,000)	(4,610,000)

Net income	$7,734,000	$7,704,000

Net income per common share	$1.00	$1.01

Net income per common share-assuming dilution	$0.99	$1.00

Weighted average equivalent common shares outstanding	7,701,766	7,660,100

Weighted average equivalent common shares outstanding — assuming dilution	7,805,209	7,720,101

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,729,000	$8,311,000
Accounts receivable, net of allowance for doubtful accounts of $300,000 in December 2008 and $55,000 in September 2008	72,366,000	76,221,000
Prepaid expenses and other assets	1,640,000	877,000
Current deferred tax asset	1,735,000	873,000

Total current assets	91,470,000	86,282,000

Property, plant and equipment	253,749,000	250,519,000
Less accumulated depreciation	(109,447,000)	(103,180,000)

Net property, plant and equipment	144,302,000	147,339,000

	$235,772,000	$233,621,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,431,000	$15,308,000
Accrued liabilities:
Payroll costs and other taxes	2,464,000	3,363,000
Other	15,328,000	14,869,000
Deferred revenue	2,735,000	993,000

Total current liabilities	27,958,000	34,533,000

Deferred tax liability	13,642,000	13,128,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,799,744 and 7,794,744 shares issued and outstanding in each period	2,600,000	2,598,000
Additional paid-in capital	87,527,000	87,051,000
Retained earnings	104,045,000	96,311,000

Total stockholders’ equity	194,172,000	185,960,000

	$235,772,000	$233,621,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,734,000	$7,704,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,601,000	5,551,000
Noncash compensation	424,000	347,000
Deferred income tax (benefit) expense	(348,000)	70,000
Excess tax benefit from share-based payment arrangement	—	(92,000)
Provision for bad debts	245,000	—
Other	51,000	46,000

Change in current assets and liabilities:
Decrease in accounts receivable	2,610,000	4,074,000
Increase in prepaid expenses	(763,000)	(1,836,000)
Decrease in accounts payable	(7,495,000)	(1,353,000)
Decrease in accrued liabilities	(440,000)	(1,399,000)
Increase (decrease) in deferred revenue	1,742,000	(610,000)

Net cash provided by operating activities	10,361,000	12,502,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	14,000	5,000
Partial proceeds on fire insurance claim	1,000,000	—
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(3,957,000)	(9,280,000)

Net cash used in investing activities	(2,943,000)	(9,275,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	37,000
Proceeds from line of credit	—	—
Repayment on line of credit	—	—
Excess tax benefit from share-based payment arrangement	—	92,000

Net cash provided by financing activities	—	129,000

Net increase in cash and cash equivalents	7,418,000	3,356,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,311,000	14,875,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,729,000	$18,231,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$96,000
Cash paid during the period for income taxes	$538,000	$1,172,000

NONCASH INVESTING ACTIVITIES:
Change in accrued purchases of property and equipment	$(382,000)	$5,610,000
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in the Company’s
Form 10-K for the fiscal year ended September 30, 2008.
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
     Concentrations of Credit Risk. Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 (“SFAS 105”), “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade accounts receivable. At December 31, 2008 and 2007, the Company had deposits in domestic banks in excess of federally insured limits. The Company believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company invests primarily in short-term U.S. Treasury Securities which are believed to be a low risk investment. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economic conditions of the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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

     Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the Company is unable to achieve these cash flows an impairment charge would be recorded.
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
     Tax Accounting. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes.
     Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires companies to measure all employee stock-based compensation awards, including stock options and restricted stock, using the fair value method and recognize compensation cost, net of forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.
     Reclassifications. Certain prior year numbers have been reclassified in the current year in order to be consistent with the current year presentation.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, SFAS 157 did not have a material impact on the Company’s financial statements. In February 2008, the FASB issued FASB Staff Position
157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS 157-2 to have a material impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008 the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

     In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Under
SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 was effective November 15, 2008 and did not have a material impact on its financial statements.
3. DEBT
   The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company was in compliance with all covenants as of December 31, 2008 and February 9, 2009. As of December 31, 2008 and February 9, 2009 no amounts were outstanding under the credit agreement.
4. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the quarters ended December 31, 2008 and 2007 is summarized below.
Incentive Stock Options:
     The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility over the expected term. As the Company has not historically declared dividends and does not anticipate declaring dividends in the future, the dividend yield used in the calculation is zero. The risk free rate is determined by reference to the U.S. Treasury yield curve in effect at or near the time of grant for the expected term of the award. The expected term is the anticipated average amount of time that an option is outstanding, assuming it will vest, and is determined based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules and expectations of employee exercise behavior. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. Options granted by the Company vest in equal installments annually over four years from the date of the grant. Options granted in the first quarter of fiscal 2009 expire ten years from the date of grant. Options granted prior to fiscal 2009 expire five years from the date of grant. Compensation cost is recognized on a straight-line basis as the options vest.
     The Company granted 152,000 stock option awards to officers and employees during the quarter ended December 31, 2008. No options were granted during the quarter ended December 31, 2007.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the quarter ended December 31, 2008 there were no options exercised. For the quarter ended December 31, 2007 there was $92,000 in excess tax benefits from disqualifying dispositions of options. The total intrinsic value of options exercised during the quarter ended December 31, 2007 was $282,000 for 4,500 shares.
     The Company recognized compensation expense of $41,000 and $19,000 during the quarters ended December 31, 2008 and 2007, respectively, associated with stock option awards. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
Stock Awards:
     There were no restricted stock awards granted in the first quarter of fiscal 2009 or 2008.

     The Company’s tax benefit with regard to restricted stock awards is consistent with the tax election of the recipient of the award. Historically no elections under IRC Section 83(b) have been made for restricted stock awards granted by the Company. As a result, the compensation expense for restricted stock generated a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.
     The Company recognized compensation expense of $292,000 in the first quarter of fiscal 2009 and $120,000 in the first quarter of fiscal 2008 related to restricted stock awards. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
     The Company granted 5,000 shares with immediate vesting to outside directors in the first quarter of fiscal 2009 as compensation and 3,000 shares with immediate vesting to outside directors in the first quarter of fiscal 2008 as compensation. The grant date fair value equaled $18.19 and $69.64 in each quarter, respectively. These amounts are included in general and administrative costs in the Statement of Operations.
5. COMMITMENTS AND CONTINGENCIES
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $2.9 million net book value of the Company’s equipment, all of which was covered by the Company’s property insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company is currently repairing damage incurred by such landowners as a result of the fire. The Company currently estimates the likely amount of the landowner damages will be less than $1.5 million. The Company believes any damages paid will be covered by the Company’s general liability insurance.
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
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2008.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,642	$579	$1,014	$49	$—

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $140,000 and $130,000 for the periods ended December 31, 2008 and 2007, respectively.
     As of December 31, 2008, the Company recognized unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	December 31,
	2008	2007
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$7,734,000	$7,704,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,701,766	7,660,100
Effect of dilutive securities-employee stock options and restricted stock grants	103,443	60,001

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,805,209	7,720,101

Net income per common share	$1.00	$1.01

Net income per common share-assuming dilution	$.99	$1.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.
Forward Looking Statements
     Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, limited number of customers, credit risk related to our customers, cancellations of service contracts, high fixed cost of operations, weather interruptions, inability to obtain land access rights of way, industry competition, managing growth, the availability of capital resources and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
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
     Our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Since August 2008, the price of oil and natural gas has declined significantly, and there has been a significant disruption in global credit markets and a global economic slowdown. All of these factors have had a negative impact on demand for our services, particularly on demand from those clients seeking natural gas. Since the beginning of the 2009 fiscal year, several large projects have been delayed or reduced in size, and a small number of projects have been cancelled. These demand reductions will begin to affect data acquisition crew scheduling and utilization in the later part of the second fiscal quarter. As a result, we anticipate a reduction in crew count of up to four crews of the sixteen crews we are currently operating. Due to the proposed reduction in the number of data acquisition crews, the Company anticipates a reduction in operating revenues and operating costs in calendar 2009, and possibly beyond, depending on future market prices for oil and natural gas and the level of domestic exploration spending. The markets for oil and natural gas have been very volatile and are likely to continue to be volatile in the future, and we can make no assurances as to future levels of domestic exploration, commodity prices, or demand for our services. A significant sustained drop in oil and natural gas prices or the inability of our clients to secure funding for new exploration projects would have a further negative impact on demand for our services. Because substantially all of our current clients are focused on the exploration for and production of natural gas, a sustained significant decline in the price of natural gas in particular would have a negative effect on the demand for our services.
     In light of current market difficulties, we are focusing our efforts on reducing costs, limiting capital expenditures to necessary maintenance requirements, and maintaining our financial strength. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may partially offset impacts of anticipated revenue reductions.
Results of Operations
     Operating Revenues. Our operating revenues for the first three months of fiscal 2009 increased 3% to $80,216,000 from $77,599,000 for the first three months of fiscal 2008. The increase in revenues during the first quarter of fiscal 2009 reflected the addition of a new data acquisition crew in May 2008 and the upgrading of recording systems on existing crews during fiscal 2008. Included in the first quarter revenues are continued high third-party charges related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, Val Verde Basin of Texas and Eastern Oklahoma. We are reimbursed for these charges by our clients.
     Operating Costs. Operating expenses for the three months ended December 31, 2008 increased nominally to $59,015,000 as compared to $58,125,000 for the same period of fiscal 2008 primarily due to the additional crew placed into service in May 2008. As discussed above, reimbursed expenses have a similar impact on operating costs.
     General and administrative expenses for the quarter ended December 31, 2008 were approximately 2.7% of revenues as compared to 2.2% for the comparable quarter of fiscal 2008. The ratio of general and administrative expenses to revenue increased in the first quarter of fiscal 2009 due to the increase in bad debt expense related to the increase in the allowance for doubtful accounts. The allowance for doubtful accounts was increased based on our review of our current past due accounts and client base and ongoing expenses necessary to support expanded field operations.
     Depreciation for the three months ended December 31, 2008 totaled $6,601,000 compared to $5,551,000 for the three months ended December 31, 2007. The increase in depreciation expense is the result of the significant capital expenditures we made during fiscal 2008. Our depreciation expense is expected to increase during fiscal 2009 reflecting our significant capital expenditures in fiscal 2008.

     Our total operating costs for the first three months of fiscal 2009 were $67,771,000, an increase of 3.7% from the first three months of fiscal 2008. These increases in the first quarter were primarily due to the factors described above.
     Taxes. Income tax expense was $4,827,000 for the three months ended December 31, 2008 and $4,610,000 for the three months ended December 31, 2007. The effective tax rate for the income tax provision for the three months ended December 31, 2008 and 2007 was 38.4% and 37.4%, respectively.
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
     Cash Flows. Net cash provided by operating activities was $10,361,000 for the first three months of fiscal 2009 and $12,502,000 for the first three months of fiscal 2008. These amounts primarily reflect our revenues and the effects of depreciation resulting from our significant capital expenditures over the last few years and the working capital components including a decrease in accounts receivable.
     Net cash used in investing activities was $2,943,000 in the three months ended December 31, 2008 and $9,275,000 in the three months ended December 31, 2007. The net cash used in investing activities in both years primarily represents capital expenditures made with cash generated from operations.
     Net cash provided by financing activities for the first three months ended December 31, 2007 was $129,000 and reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions. We had no cash flows from financing activities in the first quarter of fiscal 2009 as we paid the balance of our revolving line of credit at September 30, 2008 and did not have any activity in the first quarter of fiscal 2009.
     Capital Expenditures. Capital expenditures during the first three months of fiscal 2009 were $3,575,000, which we used to purchase an ARAM ARIES II recording system equipped with channels from existing crews and replacement vehicles. The ARAM ARIES II system replaced an I/O MRX II recording system on an existing crew. We maintained the operation of the I/O MRX II system on a small 2D crew into late January 2009.
     Our Board of Directors previously approved a fiscal 2009 capital budget of $20,000,000. However, due to recent changes in market conditions, we plan to limit our capital expenditures to necessary maintenance capital requirements rather than investing in additional equipment as in the past few years.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. We were in compliance with all covenants as of December 31, 2008 and February 9, 2009. As of December 31, 2008 and February 9, 2009 no amounts were outstanding under the credit agreement.

     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2008.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,642	$579	$1,014	$49	$—

     We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our fiscal 2009 capital requirements through cash flow from operations and through borrowings under our revolving line of credit. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business including the demand for our seismic services from clients.
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
     Concentrations of Credit Risk. Financial instruments which potentially expose us to concentrations of credit risk, as defined by SFAS No. 105 (“SFAS 105”), “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade accounts receivable. At December 31, 2008 and 2007, we had deposits in domestic banks in excess of federally insured limits. We believe the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. We invest funds overnight under a repurchase agreement with our bank which is collateralized by securities of the United States Federal agencies. We invest primarily in short-term U.S. Treasury Securities which we believe are a low risk investment. Our sales are to clients whose activities relate to oil and natural gas exploration and production. We generally extend unsecured credit to these clients; therefore, collection of receivables may be affected by the economic conditions of the oil and natural gas industry. We closely monitor extensions of credit and may negotiate payment terms that mitigate risk.
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
     Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for our services. If we are unable to achieve these cash flows, an impairment charge would be recorded.
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
     Stock-Based Compensation. We account for stock based compensation awards in accordance with SFAS No. 123 (R) (“SFAS 123(R)”), “Share-Based Payment.” We measure all employee stock-based compensation awards using the fair value method and recognize compensation cost in our financial statements. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, SFAS 157 did not have a material impact on our financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157-2 to have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008 we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.
     In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 was effective November 15, 2008 and did not have a material impact on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. At December 31, 2008, we had no long-term indebtedness or short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: February 9, 2009	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: February 9, 2009	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 (File No. 000-10144) and incorporated herein by reference)

4.1	Rights Agreement by and between the Company and Mellon Investor Services, LLC (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.1*	Master Geophysical Data Acquisition Agreement between SandRidge Energy, Inc. and the Company, dated December 19, 2006.

10.2*	Master Service Contract between Chesapeake Operating, Inc. and the Company, dated December 18, 2003.

10.3†*	Summary of Non-Employee Director Compensation.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.