Form 10-Q
period 2009-03-31
DAWSON GEOPHYSICAL CO
filed 2009-05-08
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 0-10144
DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)
508 West Wall, Suite 800, Midland, Texas 79701
(Principal Executive Office)
Telephone Number: 432-684-3000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 8, 2009

Common Stock, $.33 1/3 par value	7,799,744 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Operating revenues	$64,625,000	$78,363,000	$144,841,000	$155,962,000
Operating costs:
Operating expenses	45,737,000	57,529,000	104,752,000	115,654,000
General and administrative	2,408,000	1,837,000	4,563,000	3,543,000
Depreciation	6,529,000	5,854,000	13,130,000	11,405,000

	54,674,000	65,220,000	122,445,000	130,602,000

Income from operations	9,951,000	13,143,000	22,396,000	25,360,000
Other income (expense):
Interest income	62,000	116,000	140,000	334,000
Interest expense	—	(95,000)	—	(200,000)
Other income	272,000	115,000	310,000	99,000

Income before income tax	10,285,000	13,279,000	22,846,000	25,593,000

Income tax expense:
Current	(2,951,000)	(4,110,000)	(8,126,000)	(8,650,000)
Deferred	(1,164,000)	(877,000)	(816,000)	(947,000)

	(4,115,000)	(4,987,000)	(8,942,000)	(9,597,000)

Net income	$6,170,000	$8,292,000	$13,904,000	$15,996,000

Net income per common share	$0.79	$1.08	$1.78	$2.09

Net income per common share-assuming dilution	$0.79	$1.07	$1.78	$2.07

Weighted average equivalent common shares outstanding	7,799,744	7,667,071	7,797,986	7,663,556

Weighted average equivalent common shares outstanding-assuming dilution	7,850,508	7,728,437	7,824,202	7,724,269

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,548,000	$8,311,000
Accounts receivable, net of allowance for doubtful accounts of $797,000 in March 2009 and $55,000 in September 2008	54,259,000	76,221,000
Prepaid expenses and other assets	1,526,000	877,000
Current deferred tax asset	1,112,000	873,000

Total current assets	102,445,000	86,282,000

Property, plant and equipment	253,738,000	250,519,000
Less accumulated depreciation	(115,368,000)	(103,180,000)

Net property, plant and equipment	138,370,000	147,339,000

	$240,815,000	$233,621,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,430,000	$15,308,000
Accrued liabilities:
Payroll costs and other taxes	2,501,000	3,363,000
Other	9,877,000	14,869,000
Deferred revenue	2,142,000	993,000

Total current liabilities	25,950,000	34,533,000

Deferred tax liability	14,183,000	13,128,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,799,744 and 7,794,744 shares issued and outstanding in each period	2,600,000	2,598,000
Additional paid-in capital	87,867,000	87,051,000
Retained earnings	110,215,000	96,311,000

Total stockholders’ equity	200,682,000	185,960,000

	$240,815,000	$233,621,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,904,000	$15,996,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,130,000	11,405,000
Noncash compensation	818,000	612,000
Deferred income tax expense	816,000	947,000
Excess tax benefit from share-based payment arrangement	—	(92,000)
Provision for bad debts	1,169,000	81,000
Other	(8,000)	(115,000)

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	17,312,000	(9,685,000)
Increase in prepaid expenses	(649,000)	(579,000)
(Decrease) increase in accounts payable	(3,496,000)	2,108,000
Decrease in accrued liabilities	(5,854,000)	(1,842,000)
Increase (decrease) in deferred revenue	1,149,000	(2,335,000)

Net cash provided by operating activities	38,291,000	16,501,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	89,000	9,000
Partial proceeds on fire insurance claim	2,843,000	—
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(3,986,000)	(27,370,000)

Net cash used in investing activities	(1,054,000)	(27,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	37,000
Proceeds from line of credit	—	5,000,000
Repayment on line of credit	—	—
Excess tax benefit from share-based payment arrangement	—	92,000

Net cash provided by financing activities	—	5,129,000

Net increase (decrease) in cash and cash equivalents	37,237,000	(5,731,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,311,000	14,875,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,548,000	$9,144,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$232,000
Cash paid during the period for income taxes	$9,686,000	$9,274,000

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$(382,000)	$—
Equipment purchase through reduction of insurance proceeds	$638,000	$—
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.
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
     Concentrations of Credit Risk. Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 (“SFAS 105”), “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade accounts receivable. At March 31, 2009 and September 30, 2008, the Company had deposits in domestic banks in excess of federally insured limits. The Company believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company invests primarily in short-term U.S. Treasury Securities which are believed to be a low risk investment. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economic conditions of the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
     Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flow used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amount of the assets exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to their fair value.
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
     Reclassifications. Certain prior year amounts have been reclassified in the current year in order to be consistent with the current year presentation.
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

     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.
     In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 was effective November 15, 2008 and did not have a material impact on the Company’s financial statements.
3. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities, and debt to tangible net worth. The Company was in compliance with all covenants as of March 31, 2009 and May 8, 2009. The Company has had preliminary discussions with Western National Bank regarding the renewal of the loan agreement. Based on these discussions, the Company believes it will renew the loan agreement on substantially the same terms, though it is likely the facility will be reduced in size based on the Company’s current assessment of its needs. As of March 31, 2009 and May 8, 2009 no amounts were outstanding under the credit agreement.
4. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the quarters ended March 31, 2009 and 2008 is summarized below.
Incentive Stock Options:
     The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility over the expected term. As the Company has not historically declared dividends and does not anticipate declaring dividends in the future, the dividend yield used in the calculation is zero. The risk free rate is determined by reference to the U.S. Treasury yield curve in effect at or near the time of grant for the expected term of the award. The expected term is the anticipated average amount of time that an option is outstanding, assuming it will vest, and is determined based on historical experience of similar awards, giving consideration to the contractual term of the awards, vesting schedules and expectations of employee exercise behavior. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. Options granted by the Company vest in equal installments annually over four years from the date of grant. Options granted in the first quarter of fiscal 2009 expire ten years from the date of grant. Options granted prior to fiscal 2009 expire five years from the date of grant. Compensation cost is recognized on a straight-line basis as the options vest.
     The Company granted 152,000 stock option awards to officers and employees during the quarter ended December 31, 2008. No options were granted during the three months ended March 31, 2009 or the six months ended March 31, 2008.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the six months ended March 31, 2009 there were no options exercised. For the six months ended March 31, 2008 there were $92,000 in excess tax benefits from disqualifying dispositions of options. The total intrinsic value of options exercised during the six months ended March 31, 2008 was $282,000 for 4,500 shares.

     The Company recognized compensation expense associated with stock option awards of $122,000 and $40,000 during the six months ended March 31, 2009 and 2008, respectively. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
     Stock Awards:
     No restricted stock awards have been granted during the six months ended March 31, 2009. The Company granted 5,500 restricted shares during the first six months of fiscal 2008. The grant date fair value of these awards was $55.22. The fair value of the restricted stock granted equals the market price on the grant date. The restricted shares vest after three years.
     The Company’s tax benefit with regard to restricted stock awards is consistent with the tax election of the recipient of the award. Historically no elections under IRC Section 83(b) have been made for restricted stock awards granted by the Company. As a result, the compensation expense for restricted stock has generated a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.
     The Company recognized compensation expense related to restricted stock awards of $605,000 in the first six months of fiscal 2009 and $253,000 in the first six months of fiscal 2008. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
     The Company granted 5,000 shares with immediate vesting to outside directors in the first quarter of fiscal 2009 and 3,000 shares with immediate vesting as compensation to outside directors in the first quarter of fiscal 2008. The grant date fair value equaled $18.19 and $69.64 in each quarter, respectively. The Company granted 2,000 shares with immediate vesting to employees as compensation during the second quarter of fiscal 2008. The grant date fair value of these awards was $55.22. No shares with immediate vesting were granted during the second quarter of fiscal 2009. These compensation amounts are included in operating expenses and general and administrative costs in the Statements of Operations.
5. COMMITMENTS AND CONTINGENCIES
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $2.9 million net book value of the Company’s equipment, all of which was covered by the Company’s property insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company is currently repairing damage incurred by such landowners as a result of the fire. The Company currently estimates the likely amount of the landowner damages will be less than $1.5 million. The Company believes any damages paid will be covered by the Company’s general liability insurance. In February 2009, the Company received the remaining insurance proceeds for equipment losses sustained by the Company during the fire and for the Company’s debris pick-up costs. The Company recorded an immaterial gain on the receipt of such insurance proceeds.
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
     On November 21, 2008, the Company received written notice dated November 14, 2008 from a client disputing approximately $1.4 million in charges payable for seismic work performed by the Company. On March 31, 2009 the Company received payment of $950,000 on the outstanding receivables. The Company wrote off the remaining receivables balance from the client against the Company’s allowance for doubtful accounts during the Company’s second quarter of fiscal 2009.
     The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has in the past and may in the future, experience disputes that could affect its revenues and results of operations in any period.
     During the quarter ended March 31, 2009, one of the Company’s clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2009, this client had an accounts receivable balance with the Company of approximately $1.0 million. The Company increased its allowance for doubtful accounts during the second fiscal quarter to cover exposures related to this bankruptcy and management’s review of the Company’s current past due accounts and client base.

     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of March 31, 2009.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,499	$584	$875	$40	$—

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $283,000 and $262,000 for the six months ended March 31, 2009 and 2008, respectively.
     As of March 31, 2009, the Company recognized unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
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
     The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
NUMERATOR:
Net income and numerator for basic and diluted net income per common share-income available to common shareholders	$6,170,000	$8,292,000	$13,904,000	$15,996,000

DENOMINATOR:
Denominator for basic net income per common share-weighted average common shares	7,799,744	7,667,071	7,797,986	7,663,556
Effect of dilutive securities-employee stock options and restricted stock grants	50,764	61,366	26,216	60,713

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,850,508	7,728,437	7,824,202	7,724,269

Net income per common share	$.79	$1.08	$1.78	$2.09

Net income per common share-assuming dilution	$.79	$1.07	$1.78	$2.07

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements
     Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, limited number of customers, credit risk related to our customers, cancellations of service contracts, high fixed cost of operations, weather interruptions, inability to obtain land access rights of way, industry competition, managing growth, the availability of capital resources and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008 and in our other reports filed from time to time with the SEC. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
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
     Our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Since August 2008, the price of oil and natural gas has declined significantly due to reduced demand from the global economic slowdown. As a result of declining oil and natural gas prices, many of our customers have reduced their exploration and development activities and with it their capital expenditures. All of these factors have had and continue to have a negative impact on demand for our services and our industry in general, particularly on demand from those clients seeking natural gas. Since the beginning of our 2009 fiscal year, several large projects have been delayed or reduced in size and a number of projects have been cancelled. These demand reductions began to affect data acquisition crew scheduling and utilization in the second fiscal quarter. As a result, we reduced our crew count by four crews during the second fiscal quarter. Due to continued lower demand levels, we anticipate an additional reduction of up to two crews in the third fiscal quarter. After these additional crew reductions, we anticipate that we will operate ten of our sixteen crews through the third quarter.
     Due to the previous and currently proposed reductions of data acquisition crews and lower utilization rates, we anticipate a reduction in operating revenues and operating costs in calendar 2009, and possibly beyond, depending on future market prices for oil and natural gas and the level of domestic exploration spending. The markets for oil and natural gas have been very volatile and are likely to continue to be volatile in the future, and we can make no assurances as to future levels of domestic exploration, commodity prices, or demand for our services. A significant sustained drop in oil prices and a continued weakness in natural gas prices or the inability of our clients to secure funding for new exploration projects would have a further negative impact on demand for our services. Because substantially all of our current clients are focused on the exploration for and production of natural gas, continued weakness in the price of natural gas in particular would have a negative effect on the demand for our services.
     In light of current market difficulties, we are focusing our efforts on reducing costs, limiting capital expenditures to necessary maintenance requirements, and maintaining our financial strength. Equipment and key personnel from crews taken out of service will be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, or equipment failure. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may partially offset the impact of anticipated revenue reductions.
Results of Operations
     Operating Revenues. Our operating revenues for the first six months of fiscal 2009 decreased 7.1% to $144,841,000 from $155,962,000 for the first six months of fiscal 2008. For the three months ended March 31, 2009, operating revenues totaled $64,625,000 as compared to $78,363,000 for the same period of fiscal 2008, a 17.5% decrease. The decrease in revenues during the second quarter of fiscal 2009 reflected the result of a reduction in active crew count of four crews along with lower utilization rates for existing crews. Revenues in the second quarter of fiscal 2009 continued to include relatively high third-party charges related to the use of helicopter support services, specialized survey technologies, and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, Val Verde Basin of Texas and Eastern Oklahoma. We are reimbursed for these charges by our clients.
     Operating Costs. Operating expenses for the six months ended March 31, 2009 totaled $104,752,000 as compared to $115,654,000 for the same period of fiscal 2008, a decrease of 9.4%. Operating expenses for the three months ended March 31, 2009 decreased 20.5% to $45,737,000 as compared to $57,529,000 for the same period of fiscal 2008 primarily due to reductions in field personnel and other expenses of operating the four data acquisition crews taken out of service during the second quarter of fiscal 2009. As discussed above, reimbursed expenses have a similar impact on operating costs.
     General and administrative expenses were 3.2% of revenues in the first six months of fiscal 2009, as compared to 2.3% of revenues in the same period of 2008. For the quarter ended March 31, 2009, general and administrative expenses were approximately 3.7% of revenues as compared to 2.3% for the comparable quarter of fiscal 2008. The ratio of general and administrative expenses to revenue increased in the first six months and the quarter ended March 31, 2009 due to management’s decision to increase the Company’s allowance for doubtful accounts. We increased the allowance for doubtful accounts based on management’s review of the Company’s current past due accounts and client base. During the second quarter, we were made aware that two former clients and one current client with an accounts receivable balance of approximately $1.0 million had filed for reorganization under bankruptcy protection. These facts significantly influenced management’s decision to increase the Company’s allowance for doubtful accounts. The increase in the allowance for doubtful accounts was partially offset by a release of reserves of approximately $450,000 as a result of a partial payment in connection with the settlement of a previously disputed invoice.
     Depreciation for the six months ended March 31, 2009 totaled $13,130,000 compared to $11,405,000 for the six months ended March 31, 2008. We recognized $6,529,000 of depreciation expense in the second quarter of fiscal 2009 as compared to $5,854,000 in the comparable quarter of fiscal 2008. The increase in depreciation expense in both the six month and three month periods is the result of the significant capital expenditures we made during fiscal 2008. Our depreciation expense is expected to continue to increase during fiscal 2009 reflecting our significant capital expenditures in fiscal 2008.
     Our total operating costs for the first six months of fiscal 2009 were $122,445,000, a decrease of 6.2% from the first six months of fiscal 2008. For the quarter ended March 31, 2009, our operating expenses were $54,674,000 representing a 16.2% decrease from the comparable quarter of fiscal 2008. These decreases in the first six months and for the second quarter were primarily due to the factors described above.
     Taxes. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest and penalties related to uncertain tax positions as part of income tax expense.
     Income tax expense was $8,942,000 for the six months ended March 31, 2009 and $9,597,000 for the six months ended March 31, 2008. The effective tax rate for the income tax provision for the six months ended March 31, 2009 and 2008 was 39.1% and 37.5%, respectively.
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
     Cash Flows. Net cash provided by operating activities was $38,291,000 for the first six months of fiscal 2009 and $16,501,000 for the first six months of fiscal 2008. These amounts primarily reflect our revenues and the effects of depreciation resulting from our significant capital expenditures over the last few years, while the working capital components in fiscal 2009 include a decrease in accounts receivable. The decrease in accounts receivable reflects the decrease in our revenues, as the number of days in receivables has not significantly changed over the last twelve months. Amounts in our accounts receivable that are over ninety days typically represent less than 3% of our total accounts receivables and are generally ultimately collected. The average number of days in accounts receivable is approximately fifty-five.
     Net cash used in investing activities was $1,054,000 in the six months ended March 31, 2009 and $27,361,000 in the six months ended March 31, 2008. The net cash used in investing activities in both years primarily represents capital expenditures made with cash generated from operations. In fiscal 2009, we collected proceeds from an insurance claim on our equipment burned in a March 2008 wildfire. See Note 5 to our Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the wildfire.
     Net cash provided by financing activities for the six months ended March 31, 2008 was $5,129,000 and reflects proceeds from the exercise of stock options, the excess tax benefits from disqualifying dispositions, and $5,000,000 of proceeds drawn during the quarter on our line of credit. We had no cash flows from financing activities for the six months ended March 31, 2009 as we paid the balance of our revolving line of credit at September 30, 2008 and did not have any additional borrowings during the six months ended March 31, 2009.
     Capital Expenditures. Capital expenditures during the first six months of fiscal 2009 were $4,242,000. During the first quarter of fiscal 2009, we purchased an ARAM ARIES II recording system equipped with channels from existing crews and replacement vehicles. The ARAM ARIES II system replaced an I/O MRX II recording system on an existing crew. We have maintained the operation of the I/O MRX II system on a small 2-D crew during the second quarter of fiscal 2009.
     Our Board of Directors previously approved a fiscal 2009 capital budget of $20,000,000. However, due to current market conditions, we have limited, and plan to continue to limit, our capital expenditures to necessary maintenance capital requirements rather than investing in additional equipment as in the past few years.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2009, up to $40.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of March 31, 2009 and May 8, 2009. We have had preliminary discussions with Western National Bank regarding the renewal of our loan agreement. Based on these discussions, we believe we will renew our loan agreement on substantially the same terms, although it is likely the facility will be reduced in size based on our current assessment of our needs. As of March 31, 2009 and May 8, 2009 no amounts were outstanding under the credit agreement.
     On March 31, 2009, we filed a shelf registration statement with the SEC covering the periodic offer and sale of up to $100.0 million in debt securities, preferred and common stock and warrants. The registration statement allows us to sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be filed separately with the SEC at the time of the offering. The filing of the shelf registration statement will enable us to act quickly as opportunities arise.
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2009.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,499	$584	$875	$40	$—

     We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our fiscal 2009 capital requirements through cash flow from operations and, if necessary, through borrowings under our revolving line of credit. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business including the demand for our seismic services from clients.
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
     Concentrations of Credit Risk. Financial instruments which potentially expose us to concentrations of credit risk, as defined by SFAS No. 105 (“SFAS 105”), “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade accounts receivable. At March 31, 2009 and 2008, we had deposits in domestic banks in excess of federally insured limits. We believe the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. We invest funds overnight under a repurchase agreement with our bank which is collateralized by securities of the United States Federal agencies. We invest primarily in short-term U.S. Treasury Securities which we believe are a low risk investment. Our sales are to clients whose activities relate to oil and natural gas exploration and production. We generally extend unsecured credit to these clients; therefore, collection of receivables may be affected by the economic conditions of the oil and natural gas industry. We closely monitor extensions of credit and may negotiate payment terms that mitigate risk.
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
     Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the assets and fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for our services. If the carrying amount of the assets exceeds the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the assets to their fair value.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2009, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. At March 31, 2009, we had no long-term indebtedness or short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     During the quarter ended March 31, 2009, one of our clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2009, this client had an accounts receivable balance with the Company of approximately $1.0 million.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders was held on January 27, 2009.
     The following proposals were adopted by the margins indicated:
     1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Paul H. Brown	6,619,010	342,016
L. Decker Dawson	6,589,829	371,197
Gary M. Hoover	6,752,972	208,054
Stephen C. Jumper	6,671,914	289,112
Jack D. Ladd	6,793,267	167,759
Ted R. North	6,793,696	167,330
Tim C. Thompson	6,619,799	341,227
     2. To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.

For	6,173,086
Against	215,399
Abstain	572,540
Broker Non-Votes	0
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: May 8, 2009	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: May 8, 2009	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement by and between the Company and BNY Mellon Shareowner Services (f/k/a Chasemellon Shareholder Services, L.L.C.), as Rights Agent, dated July 13, 1999 (filed on December 11, 2003 as Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.1†	Summary of Non-Employee Director Compensation (filed on February 9, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-10144) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.