Form 10-Q
period 2009-06-30
DAWSON GEOPHYSICAL CO
filed 2009-08-07
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 001-34404
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 7, 2009

Common Stock, $.33 1/3 par value	7,822,994 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$52,319,000	$84,568,000	$197,160,000	$240,530,000
Operating costs:
Operating expenses	46,374,000	60,457,000	151,126,000	176,111,000
General and administrative	1,761,000	1,649,000	6,324,000	5,192,000
Depreciation	6,521,000	6,317,000	19,651,000	17,722,000

	54,656,000	68,423,000	177,101,000	199,025,000

Income (loss) from operations	(2,337,000)	16,145,000	20,059,000	41,505,000
Other income (expense):
Interest income	73,000	76,000	213,000	410,000
Interest expense	—	(116,000)	—	(316,000)
Other (expense) income	(12,000)	(141,000)	298,000	(42,000)

Income (loss) before income tax	(2,276,000)	15,964,000	20,570,000	41,557,000

Income tax benefit (expense):
Current	963,000	(4,981,000)	(7,163,000)	(13,631,000)
Deferred	(313,000)	(1,276,000)	(1,129,000)	(2,223,000)

	650,000	(6,257,000)	(8,292,000)	(15,854,000)

Net income (loss)	$(1,626,000)	$9,707,000	$12,278,000	$25,703,000

Net income (loss) per common share	$(0.21)	$1.27	$1.57	$3.35

Net income (loss) per common share-assuming dilution	$(0.21)	$1.26	$1.57	$3.33

Weighted average equivalent common shares outstanding	7,810,592	7,668,651	7,802,186	7,665,253

Weighted average equivalent common shares outstanding
-assuming dilution	7,810,592	7,733,076	7,839,324	7,727,205

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,920,000	$8,311,000
Short-term investments	20,177,000	—
Accounts receivable, net of allowance for doubtful accounts of $795,000 in June 2009 and $55,000 in September 2008	50,071,000	76,221,000
Prepaid expenses and other assets	6,425,000	877,000
Current deferred tax asset	1,722,000	873,000

Total current assets	108,315,000	86,282,000

Property, plant and equipment	240,833,000	250,519,000
Less accumulated depreciation	(108,957,000)	(103,180,000)

Net property, plant and equipment	131,876,000	147,339,000

	$240,191,000	$233,621,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,825,000	$15,308,000
Accrued liabilities:
Payroll costs and other taxes	1,638,000	3,363,000
Other	10,308,000	14,869,000
Deferred revenue	2,366,000	993,000

Total current liabilities	25,137,000	34,533,000

Deferred tax liability	15,100,000	13,128,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,822,494 and 7,794,744 shares issued and outstanding in each period	2,608,000	2,598,000
Additional paid-in capital	88,766,000	87,051,000
Other comprehensive expense, net of tax	(9,000)	—
Retained earnings	108,589,000	96,311,000

Total stockholders’ equity	199,954,000	185,960,000

	$240,191,000	$233,621,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,278,000	$25,703,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,651,000	17,722,000
Noncash compensation	1,315,000	932,000
Deferred income tax expense	1,129,000	2,223,000
Excess tax benefit from share-based payment arrangement	(4,000)	(104,000)
Provision for bad debts	1,169,000	81,000
Other	32,000	59,000

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	21,500,000	(14,355,000)
Increase in prepaid expenses	(5,548,000)	(288,000)
(Decrease) increase in accounts payable	(4,101,000)	2,081,000
Decrease in accrued liabilities	(6,286,000)	(1,172,000)
Increase (decrease) in deferred revenue	1,373,000	(2,277,000)

Net cash provided by operating activities	42,508,000	30,605,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of short-term investments	(20,192,000)	—
Proceeds from disposal of assets	101,000	20,000
Partial proceeds on fire insurance claim	2,843,000	—
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(4,062,000)	(47,816,000)

Net cash used in investing activities	(21,310,000)	(47,796,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	407,000	46,000
Proceeds from line of credit	—	15,000,000
Excess tax benefit from share-based payment arrangement	4,000	104,000

Net cash provided by financing activities	411,000	15,150,000

Net increase (decrease) in cash and cash equivalents	21,609,000	(2,041,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,311,000	14,875,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,920,000	$12,834,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$375,000
Cash paid during the period for income taxes	$13,137,000	$14,638,000

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$(382,000)	$(90,000)
Equipment purchase through reduction of insurance proceeds	$638,000	$—
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year.
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
     Concentrations of Credit Risk. Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 (“SFAS 105”), “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade accounts receivable. At June 30, 2009 and September 30, 2008, the Company had deposits in domestic banks in excess of federally insured limits. The Company believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company invests primarily in short-term U.S. Treasury Securities which are believed to be a low risk investment. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economic conditions of the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30,

2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures About Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 became effective for the Company as of June 15, 2009. The adoption of this standard did not have a material impact on its financial statements.
     In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on its financial statements. The Company has evaluated events subsequent to the balance sheet date (June 30, 2009) through the issue date of this Form 10-Q (August 7, 2009) and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.
     In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on its financial statements.
3. SHORT-TERM INVESTMENTS
The components of the Company’s short-term investments are as follows:

	As of June 30, 2009 (in 000’s)
					Estimated Fair
	Carrying Value	Unrealized Gains	Unrealized Losses		Value
Short-term investments:
U.S. Treasury bills	$9,978	$—	$3		$9,975
U.S. Treasury notes	10,214	—	12		10,202

Total	$20,192	$—	$15	(a)	$20,177

(a)	Other comprehensive expense reflected on the Balance Sheet reflects unrealized losses net of the tax effect of approximately $6,000.
     The Company’s short-term investments have contractual maturities ranging from December 2009 to September 2010. These investments have been classified as available-for-sale. The Company had no short-term investments at September 30, 2008.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At June 30, 2009 and September 30, 2008, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade receivables and accounts payable. Due to the short-term maturities of cash and cash equivalents, trade receivables and accounts payables, the carrying amounts approximate fair value at the respective balance sheet dates.
     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.

The fair value measurements of these short-term investments were determined using the following inputs:

	As of June 30, 2009 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$9,975	$9,975	$—	$—
U.S. Treasury notes	10,202	10,202	—	—

Total	$20,177	$20,177	$—	$—

     Investments in U.S. Treasury bills and notes classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date provided by our investment custodian.
     The Company had no short-term investments at September 30, 2008.
5. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. On June 2, 2009, the Company renewed the existing agreement for a two-year term on substantially the same terms as the previous facility. In addition, based on the Company’s assessment of its current needs, the Company reduced the size of the facility to $20.0 million from $40.0 million. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of June 30, 2009 and August 7, 2009. The Company has not utilized the line of credit loan agreement since it paid off the entire outstanding balance of $20.0 million as of September 30, 2008.
6. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the periods ended June 30, 2009 and 2008 is summarized below.
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
     The Company granted 152,000 stock option awards to officers and employees during the quarter ended December 31, 2008. No options were granted during the quarters ended March 31, 2009 and June 30, 2009 or the nine months ended June 30, 2008. The intrinsic value of options exercised during the nine months ended June 30, 2009 and 2008 was $199,000 and $389,000 for 22,750 and 6,500 shares, respectively.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the nine months ended June 30, 2009 and 2008 there were $4,000 and $104,000, respectively, in excess tax benefits from disqualifying dispositions of options.
     The Company recognized compensation expense associated with stock option awards of $222,000 and $59,000 during the nine months ended June 30, 2009 and 2008, respectively. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
Stock Awards:
     No restricted stock awards have been granted during the nine months ended June 30, 2009. The Company granted 38,500 restricted shares during the first nine months of fiscal 2008. The weighted average grant date fair value of the fiscal 2008 awards was $67.25. The fair value of the restricted stock granted equals the market price on the grant date. The restricted shares vest after three years.
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
     The Company recognized compensation expense related to restricted stock awards of $1,002,000 in the first nine months of fiscal 2009 and $449,000 in the first nine months of fiscal 2008. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
     The Company granted 5,000 shares with immediate vesting to outside directors in the first quarter of fiscal 2009 and 3,000 shares with immediate vesting as compensation to outside directors in the first quarter of fiscal 2008. The grant date fair value for these shares equaled $18.19 and $69.64 in each quarter, respectively. The Company granted 3,500 shares with immediate vesting to employees as compensation during the nine months ended June 30, 2008. The weighted average grant date fair value for these shares equaled $61.57. No shares with immediate vesting were granted during the second or third quarters of fiscal 2009. These compensation amounts are included in operating expenses and general and administrative costs in the Statements of Operations.
     The Company recognized compensation expense, as well as the related tax benefit associated with these stock awards of $91,000 in the first nine months of fiscal 2009 and $424,000 in the first nine months of fiscal 2008. This amount is included in wages in the Statements of Operations.
7. COMMITMENTS AND CONTINGENCIES
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $2.9 million net book value of the Company’s equipment, all of which was covered by the Company’s property insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company is currently repairing damage incurred by such landowners as a result of the fire. The Company currently estimates the likely amount of the landowner damages will be less than $1.8 million. The Company believes any damages paid will be covered by the Company’s general liability insurance. In February 2009, the Company received the remaining insurance proceeds for equipment losses sustained by the Company during the fire and for the Company’s debris pick-up costs. The Company recorded an immaterial gain on the receipt of such insurance proceeds in the second quarter of fiscal 2009.

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
     The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has in the past and may in the future, experience disputes that could affect its results of operations in any period.
     During the quarter ended March 31, 2009, one of the Company’s clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2009, this client had an accounts receivable balance with the Company of approximately $1.0 million. The Company increased its allowance for doubtful accounts during the second fiscal quarter to cover exposures related to this bankruptcy. During the third quarter of fiscal 2009, management performed an additional review of the Company’s current past due accounts. As a result of such review, management made only a nominal adjustment to the Company’s allowance for doubtful accounts.
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of June 30, 2009.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,355	$585	$739	$31	$—

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $429,000 and $388,000 for the nine months ended June 30, 2009 and 2008, respectively.
     As of June 30, 2009, the Company recognized unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
8. SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to the balance sheet date (June 30, 2009) through the issue date of this Form 10-Q (August 7, 2009) and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.
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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NUMERATOR:
Net income and numerator for basic and diluted net income (loss) per common share-income available to common shareholders	$(1,626,000)	$9,707,000	$12,278,000	$25,703,000

DENOMINATOR:
Denominator for basic net income (loss) per common share-weighted average common shares	7,810,592	7,668,651	7,802,186	7,665,253
Effect of dilutive securities-employee stock options and restricted stock grants	—	64,425	37,138	61,952

Denominator for diluted net income (loss) per common share-adjusted weighted average common shares and assumed conversions	7,810,592	7,733,076	7,839,324	7,727,205

Net income (loss) per common share	$(0.21)	$1.27	$1.57	$3.35

Net income (loss) per common share-assuming dilution	$(0.21)	$1.26	$1.57	$3.33

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
     We are the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and such fluctuations continue today to be the single most important factor affecting our business and results of operations. In the past few years, substantially all of our clients have been focused on the exploration for and production of natural gas. However, in recent months an increasing number of our clients have been focused on oil exploration due to strong oil prices.
     Our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Since August 2008, the price of oil and natural gas has declined significantly due to reduced demand from the global economic slowdown. As a result of declining oil and natural gas prices, the majority of our clients have reduced their exploration and development activities and with it their capital expenditures. All of these factors have had and continue to have a negative impact on demand for our services and our industry in general, particularly on demand from those clients seeking natural gas. Since the beginning of our 2009 fiscal year, several large projects have been delayed or reduced in size and a number of projects have been cancelled. These demand reductions began to affect data acquisition crew scheduling and utilization in the second fiscal quarter. As a result, we reduced our crew count by four crews during the second fiscal quarter and an additional two crews in the third fiscal quarter. As a result of these crew reductions, we anticipate that we will operate ten crews through the end of fiscal 2009.
     Due to the reductions in the number of active data acquisition crews and lower utilization rates, we have experienced a reduction in operating revenues and operating costs since the beginning of calendar 2009, and we anticipate that such reductions will continue to the end of calendar 2009, and possibly beyond, depending on future market prices for oil and natural gas and the level of domestic exploration spending. The markets for oil and natural gas have been very volatile and are likely to continue to be volatile in the future, and we can make no assurances as to future levels of domestic exploration, commodity prices, or demand for our services. A significant sustained drop in oil prices and a continued weakness in natural gas prices or the inability of our clients to secure funding for new exploration projects would have a further negative impact on demand for our services. Because a majority of our current clients are focused on the exploration for and production of natural gas, continued weakness in the price of natural gas in particular has had and may continue to have a negative effect on the demand for our services. However, in recent months we have experienced an increase in demand for our services in several oil producing basins and approximately 30% of our active crews are working in oil producing regions.
     In light of current market difficulties, we are focusing our efforts on reducing costs, limiting capital expenditures to necessary maintenance requirements and maintaining our financial strength. Equipment and key personnel from crews taken out of service will be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits or equipment failure. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may partially offset the impact of anticipated revenue reductions. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of our ten data acquisition crews through the end of fiscal 2009.
Results of Operations
     Operating Revenues. Our operating revenues for the first nine months of fiscal 2009 decreased 18% to $197,160,000 from $240,530,000 for the first nine months of fiscal 2008. For the three months ended June 30, 2009, operating revenues totaled $52,319,000 as compared to $84,568,000 for the same period of fiscal 2008, a 38% decrease. The decrease in revenues during the third quarter of fiscal 2009 was primarily the result of a reduction in active crew count during the second quarter of fiscal 2009 (four crews) and the third quarter of fiscal 2009 (two crews), a more competitive pricing environment and substantially lower utilization rates for remaining crews. Revenues in the third quarter of fiscal 2009 continued to include relatively high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas and Louisiana. We are reimbursed for these expenses by our clients.
     Operating Costs. Operating expenses for the nine months ended June 30, 2009 totaled $151,126,000 as compared to $176,111,000 for the same period of fiscal 2008, a decrease of 14%. Operating expenses for the three months ended June 30, 2009 decreased 23% to $46,374,000 as compared to $60,457,000 for the same period of fiscal 2008. These decreases are primarily due to reductions in field personnel and other expenses of operating the six data acquisition crews taken out of service during the second and third quarters of fiscal 2009. As discussed above, reimbursed expenses have a similar impact on operating costs.

     General and administrative expenses were 3% of revenues in the first nine months of fiscal 2009 as compared to 2% of revenues in the same period of 2008. For the quarter ended June 30, 2009, general and administrative expenses were approximately 3% of revenues as compared to 2% for the comparable quarter of fiscal 2008. The increase of general and administrative expenses in the first nine months of fiscal 2009 reflects management’s decision to increase our allowance for doubtful accounts. We increased the allowance for doubtful accounts based on management’s review of our current past due accounts and client base. During the second quarter, we were made aware that two former clients and one current client with an accounts receivable balance of approximately $1.0 million had filed for reorganization under bankruptcy protection. These facts significantly influenced management’s decision to increase our allowance for doubtful accounts during the second quarter. The increase in the allowance for doubtful accounts was partially offset by a release of reserves of approximately $450,000 as a result of a partial payment in connection with the settlement of a previously disputed invoice. During the third quarter of fiscal 2009, management performed an additional review of our current past due accounts. As a result of such review, management made only a nominal adjustment to our allowance for doubtful accounts.
     Depreciation for the nine months ended June 30, 2009 totaled $19,651,000 compared to $17,722,000 for the nine months ended June 30, 2008. We recognized $6,521,000 of depreciation expense in the third quarter of fiscal 2009 as compared to $6,317,000 in the comparable quarter of fiscal 2008. The increase in depreciation expense during the fiscal 2009 nine month period is the result of the significant capital expenditures we made during fiscal 2008. Due to market conditions, capital expenditures in fiscal 2009 have been limited to necessary maintenance capital requirements. As a result of these decreases in capital expenditures, depreciation expense is expected to remain relatively unchanged in the final quarter of this fiscal year.
     Our total operating costs for the first nine months of fiscal 2009 were $177,101,000, a decrease of 11% from the first nine months of fiscal 2008. For the quarter ended June 30, 2009, our operating expenses were $54,656,000, representing a 20% decrease from the comparable quarter of fiscal 2008. These decreases in the first nine months and for the third quarter of fiscal 2009 were primarily due to the factors described above.
     Taxes. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest and penalties related to uncertain tax positions as part of income tax expense.
     Income tax expense was $8,292,000 for the nine months ended June 30, 2009 and $15,854,000 for the nine months ended June 30, 2008. The effective tax rate for the income tax provision for the nine months ended June 30, 2009 and 2008 was approximately 40% and 38%, respectively. The increase in effective tax rate between periods was primarily due to changes in tax rates as a result of the varying states in which we operate from year to year.
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
     Cash Flows. Net cash provided by operating activities was $42,508,000 for the first nine months of fiscal 2009 and $30,605,000 for the first nine months of fiscal 2008. These amounts primarily reflect our revenues and the effects of depreciation resulting from our significant capital expenditures over the last few years, while the working capital components in fiscal 2009 include a decrease in accounts receivable. The decrease in accounts receivable primarily reflects the decrease in our revenues, as the number of days in receivables has not significantly changed over the last twelve months.
     Net cash used in investing activities was $21,310,000 for the nine months ended June 30, 2009 and $47,796,000 for the nine months ended June 30, 2008. In fiscal 2008, the net cash used in investing activities primarily represents capital expenditures made with cash generated from operations. Due to market conditions, our capital expenditures in fiscal 2009 have been limited to necessary maintenance capital requirements rather than investing in additional equipment as in the past few years. In fiscal 2009, cash generated from operations in excess of capital expenditures was used in the acquisition of short-term investments during the quarter ended June 30, 2009. Our short-term investments consist of four U.S. Treasury instruments of approximately $5,000,000 each, with maturity dates ranging from December 2009 to September 2010. In fiscal 2009, we collected proceeds from an insurance claim on our equipment burned in a March 2008 wildfire. See Note 7 to our Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the wildfire.
     Net cash provided by financing activities for the nine months ended June 30, 2008 was $15,150,000 and reflects proceeds from the exercise of stock options, the excess tax benefits from disqualifying dispositions and $15,000,000 of proceeds drawn during the period on our line of credit. For the nine months ended June 30, 2009, net cash provided by financing activities again reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions. We paid the balance of our revolving line of credit at September 30, 2008 and did not have any additional borrowings during the nine months ended June 30, 2009.
     Capital Expenditures. Capital expenditures during the first nine months of fiscal 2009 were $4,318,000. During the first quarter of fiscal 2009, we purchased an ARAM ARIES II recording system equipped with channels from existing crews and replacement vehicles. The ARAM ARIES II system replaced an I/O MRX II recording system on an existing crew. We maintained the operation of the I/O MRX II system on a small 2-D crew during the second quarter of fiscal 2009.
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
     Our revolving line of credit loan agreement is with Western National Bank. On June 2, 2009, we renewed the existing agreement for a two-year term on substantially the same terms as the previous facility. In addition, based on our assessment of our current needs, we reduced the size of the facility to $20.0 million from $40.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of June 30, 2009 and August 7, 2009. We have not utilized the line of credit loan agreement since we paid off the entire outstanding balance of $20.0 million as of September 30, 2008.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2009.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,355	$585	$739	$31	$—

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
     Concentrations of Credit Risk. Financial instruments which potentially expose us to concentrations of credit risk, as defined by SFAS No. 105 (“SFAS 105”), “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade accounts receivable. At June 30, 2009 and 2008, we had deposits in domestic banks in excess of federally insured limits. We believe the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. We invest funds overnight under a repurchase agreement with our bank which is collateralized by securities of the United States Federal agencies. We invest primarily in short-term U.S. Treasury Securities which we believe are a low risk investment. Our sales are to clients whose activities relate to oil and natural gas exploration and production. We generally extend unsecured credit to these clients; therefore, collection of receivables may be affected by the economic conditions of the oil and natural gas industry. We closely monitor extensions of credit and may negotiate payment terms that mitigate risk.
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

     Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the assets and fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for our services. If the carrying amount of the assets exceeds the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the assets to their fair value.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2009, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures About Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 became effective for us as of June 15, 2009. The adoption of this standard did not have a material impact on our financial statements.
     In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements. We have evaluated events subsequent to our balance sheet date (June 30, 2009) through the issue date of this Form 10-Q (August 7, 2009) and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

     In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. At June 30, 2009, we had no long-term indebtedness. Short-term investments held at June 30, 2009 consist of two U.S. Treasury bills and two U.S. Treasury notes of approximately $5,000,000 each for a total cost of $20,192,000, with contractual maturities ranging from December 2009 to September 2010. Our short-term investments are classified for accounting purposes as available-for-sale. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     During the quarter ended March 31, 2009, one of our clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2009, this client had an accounts receivable balance with the Company of approximately $1.0 million. As of June 30, 2009 no additional activity has occurred.

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

DAWSON GEOPHYSICAL COMPANY
DATE: August 7, 2009	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 7, 2009	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.1A	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.1	Revolving Line of Credit Loan Agreement, dated June 2, 2009, between the Company and Western National Bank (filed on June 5, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.2	Security Agreement, dated June 2, 2009, between the Company and Western National Bank (filed on June 5, 2009 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.