Form 10-K
period 2009-09-30
DAWSON GEOPHYSICAL CO
filed 2009-12-01
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
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

Title of Each Class
Common Stock, $0.33 and 1/3 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 31, 2009, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $104,261,275.

On November 30, 2009, there were 7,809,416 shares of Dawson Geophysical Company common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on January 26, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K
For the Fiscal Year Ended September 30, 2009

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, limited number of customers, credit risk related to our customers, asset impairments, the availability of capital resources and operational disruptions. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.	BUSINESS

General

Dawson Geophysical Company (the Company) is the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. In the past few years, substantially all of our clients have been focused on the exploration for and production of natural gas. In recent quarters, we have experienced a shift in activity to more oil exploration as oil prices increased. We currently have thirty percent of our crews working in oil producing basins. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2009, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

As of September 30, 2009, we operated ten 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. In October, we reduced our crew count to nine crews to better align our capacity with the current demand level for our services. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City, and Michigan. Our geophysicists perform data processing in our Midland, Houston, and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. We do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Demand for our data acquisition services is closely linked to oil and natural gas prices and the related level of spending for domestic exploration and development of oil and natural gas reserves. Higher commodity prices beginning in 2004 led to a significant increase in the level of spending for domestic exploration. This resulted in greater demand for newly-acquired seismic data by many exploration companies particularly those seeking natural gas reserves. These factors enabled us to expand our data acquisition and processing capacity. The expansion began in fiscal 2004, when we operated six active crews, and continued through fiscal 2008 with the addition of ten data acquisition crews during this period, as well as increases in recording capacity and channel count company-wide and improvements to our data processing center. Since the beginning of fiscal 2009, with the decline in the market prices for oil, and especially natural gas, we have experienced a severe reduction in demand for our services. As a result, we reduced the number of active data acquisition crews we operate to nine in October 2009.

Business Strategy

Our strategy is to maintain our leadership position in the U.S. onshore market. Key elements of our strategy include:

•	Attracting and retaining skilled and experienced personnel for our data acquisition and processing operations;

•	Providing integrated in-house services necessary in each phase of seismic data acquisition and processing, including project design, land access permitting, surveying and related support functions as well as continuing the enhancement of our in-house health, safety, security and environmental programs;

•	Maintaining the focus of our operations solely on the domestic onshore seismic market;

•	Continuing to operate with conservative financial discipline;

•	Updating our capabilities to incorporate advances in geophysical and supporting technologies; and

•	Acquiring equipment to expand the recording channel capacity on our existing crews and equipping additional crews as market conditions dictate.

Business Description

Geophysical Services Overview.  Our business consists of the acquisition and processing of seismic data to produce an image of the earth’s subsurface. The seismic method involves the recording of reflected acoustic or sonic waves from below the ground. In our operations, we introduce acoustic energy into the ground by using an acoustic energy source, usually large vibrating machines or through the detonation of dynamite. We then record the subsequent reflected energy, or echoes, with recording devices placed along the earth’s surface. These recording devices, or geophones, are placed on the ground individually or in groups connected together as a single recording channel. We generally use thousands of recording channels in our seismic surveys. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies.

We are able to collect seismic data using either 2-D or 3-D methods. The 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. Continued technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method produces an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface and identify subsurface features that are favorable for the accumulation of hydrocarbons. During fiscal 2009, substantially all of our revenues were derived from 3-D seismic data acquisitions and approximately ten percent of our business involved the use of the 2-D method.

3-D seismic data are used in the exploration for new reserves and enable oil and gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs and increasing the efficiencies of reservoir location, delineation and management. In order to meet the requirements necessary to fully realize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution. We are prepared to meet such demands with the implementation of improved techniques and evolving technology. In recent years, we have steadily increased the recording capacity of our crews by increasing channel count and the number of energy source units we operate. These increases allow for a greater density of both channels and energy sources in order to increase resolution and to improve operating efficiencies. In recent quarters, we have utilized multi-component recording equipment on several projects in an effort to gain more information about producing reservoirs.

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

Utilizing electronic surveying equipment, survey personnel precisely locate the energy source and receiver positions from which the seismic data are collected. We use vibrator energy sources which are mounted on vehicles, the majority of which weigh 62,000 pounds each, to generate seismic energy, or we detonate dynamite charges placed in drill holes below the earth’s surface. We use third-party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges. We use third-party helicopter services to move equipment in areas of difficult terrain in an effort to increase efficiency and reduce safety risk.

At fiscal year end 2009, we operated ten land-based seismic data acquisition crews (recently reduced to nine crews as of October 2009), 147 vibrator energy source units, and had capacity in excess of 108,000 recording channels, any of which may be configured to meet the demands of specific survey designs. Each crew consists of approximately forty to eighty technicians, twenty-five or more vehicles with off-road capabilities, up to 75,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment.

We currently own sufficient recording equipment, energy sources and ancillary vehicles to operate sixteen fully equipped crews. Of the sixteen recording systems we owned at September 30, 2009, eight are ARAM ARIES cable-based recording systems, six are I/O System II RSR radio-based recording systems and two are I/O System II MRX cable-based recording systems. All of our recording systems utilize similar types of geophones and record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit, as well as their operational flexibility and channel count expandability. Of the ten data acquisition crews in operation at September 30, 2009, six used ARAM recording systems, three used I/O RSR recording systems and one used an I/O MRX recording system. All of our crews utilize either vibrator energy sources or dynamite energy sources. In October of 2009, we reduced our crew count to nine active crews by removing an I/O RSR system from operation.

Client demand for more recording channels continues to increase as the industry strives for improved data quality with greater subsurface resolution. We believe this trend will continue and that our ability to deploy a large number of recording channels and multiple energy source units provides us with the competitive advantages of operational versatility and increased productivity, in addition to improved data quality. In November 2009, we placed an order for a 2,000-station OYO GSR four-channel recording system along with three-component geophones. The GSR can be operated as a 6,000-channel cable-less recording system with either 3-C or conventional geophones. Alternatively, with the use of our existing geophones and ARAM cables, the system can operate as an 8,000-channel recording system. In either configuration, the GSR can be operated as a stand-alone system or as added channel count with increased operational flexibility with any of the Company’s existing ARAM systems.

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

Integrated Services.  We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include health, safety, security and environmental programs as well as facilities for automotive repair, automotive paint and body repair, electronics repair, electrical engineering and software development. In addition, we maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining as many of these functions in-house as possible contributes to better quality control and improved efficiency in our operations. Our clients generally provide their own interpretation of the seismic data we provide.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. The Company’s Board of Directors has approved a $10,000,000 capital budget for fiscal 2010 most of which will be used to purchase a 2,000-station OYO GSR four-channel recording system along with three-component geophones and the remainder used to meet necessary maintenance requirements during the fiscal year. The addition of the OYO GSR recording equipment will allow the Company to record 6,000 channels of cable-less multi-component data or up to 8,000 channels of conventional seismic data, either as a stand-alone system or as added channel count and increased flexibility for the Company’s existing ARAM recording systems.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2009, sales to our largest client, Chesapeake Energy Corporation, represented 31% of our revenues. The remaining balance of our fiscal 2009 revenue was derived from varied clients and none represented 10% or more of our fiscal 2009 revenues. Although 31% of our fiscal 2009 revenues were derived from one client, we believe that our relationship with this client is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states although at a reduced level.

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

We operate under both turnkey and term supplemental agreements. Currently, the majority of our projects are operated under turnkey agreements.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are CGG Veritas, Petroleum Geo-Services ASA, Geokinetics Inc., Global Geophysical Services and Tidelands Geophysical Company.

Employees

As of September 30, 2009, we employed approximately 942 persons, of which 832 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, thirteen are engaged in data processing, thirty-one are administrative personnel, fifty-two are engaged in equipment maintenance and transport and fourteen are officers. Of the employees listed above, ten are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

Available Information

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) on or after May 9, 1995 are available free of charge through our Internet Website, www.dawson3d.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our Internet Website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A.	RISK FACTORS

An investment in our common stock is subject to a number of risks discussed below. You should carefully consider these discussions of risk and the other information included in this Form 10-K. These risk factors could materially adversely affect our business, financial condition or results of operations.

Recent decreases in the market prices of oil and natural gas, disruptions in the global financial markets and the global economy generally have decreased demand for our seismic services, caused downward pressure on the prices we charge and affected our results of operations.

Since August 2008, the market prices for oil and especially natural gas have declined significantly from historic highs. In addition, disruptions and instability in the global financial markets and a worldwide recession have resulted in a significant reduction in the availability of funds from debt and equity capital markets and other capital markets. Furthermore, conditions in the global and domestic economy increased uncertainty and diminished expectations for many businesses, including producers of oil and natural gas. As a result of these developments, many of our customers were unable to implement their development plans and were forced to significantly reduce their capital expenditures during fiscal 2009. As a consequence, during fiscal 2009, we experienced a severe reduction in demand for our services, downward pressure on the prices we charge our customers for our services and our results of operations were adversely affected. We have reduced the number of data acquisition crews we operate from sixteen at the end of fiscal 2008 to nine as of October 2009 to better align our capacity to the reduced demand.

Current economic conditions remain uncertain and challenging. If economic conditions do not improve or were to worsen, or our customers do not increase their capital expenditures, it would result in continued diminished demand for our seismic services, may cause continued downward pressure on the prices we charge and would continue to affect our results of operations. A significant and prolonged reduction in demand for seismic services would have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

If oil and natural gas prices or the level of capital expenditures by oil and gas companies were to decline, demand for our services would decline and our results of operations would be adversely affected.

Demand for our services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in oil and natural gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would do so again if there was a sustained decline in the prices for oil and natural gas. While in recent years, the prices of oil and natural gas have been historically high and exploration activities have been strong, since August 2008, the prices of oil and especially natural gas have declined significantly. In addition to the market prices of oil and natural gas, our clients’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. There can be no assurance that the current level of energy prices will not decline further or that exploration and development activities by our clients will resume at the pace of recent years. A significant sustained drop in oil and natural gas prices or the inability of our clients to secure funding for new exploration projects would have a negative impact on demand for our services. Beginning in fiscal 2009, we experienced a severe reduction in demand for our services as clients reduced the size or delayed seismic projects as a result of the decline in oil and natural gas prices and the disruptions in the capital markets and economy. As a result, we reduced the number of our operating data acquisition crews from sixteen at the end of fiscal 2008 to nine as of October 2009. Because the majority of our current clients’ projects are focused on the exploration for natural gas, a sustained significant decline in the price of natural gas has had, and would continue to have, a particularly negative effect on the demand for our services. Any significant decline in exploration or production-related spending by our clients, whether due to a decrease in the market prices for oil and natural gas or otherwise, could cause us to alter our capital spending plans and would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Factors affecting the prices of oil and natural gas and our clients’ desire to explore, develop and produce include:

•	the level of supply and demand for oil and natural gas;

•	level of prices, and expectations about future prices, for oil and natural gas;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the cost of exploring for, developing and producing oil and natural gas;

•	government policies regarding the exploration for production and development of oil and natural gas reserves and the use of fossil fuels;

•	level of taxation relating to the energy industry, including taxation of consumption of energy sources; and

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and gas operations over a wide area or affect prices or locally inclement weather that can preclude or delay our seismic operations.

The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

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

A limited number of customers account for a significant portion of our revenues, and the loss of one of these customers could harm our results of operations; we bear the risk if any of our clients become insolvent and fail to pay amounts owed to the Company, so any failure to pay by these clients could harm our results of operations.

Although our ten largest customers in fiscal 2009 and 2008 have varied, these customers accounted for approximately 68% and 83% of our total revenue for these respective periods. For the years ended September 30, 2009 and 2008, the Company’s largest client represented approximately 31% and 36%, respectively, of total revenues. If this client, or any of our other significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. See “Business — Clients.”

We bear the credit risk if any of our clients become insolvent and fail to pay amounts owed to the Company. Although we perform ongoing credit evaluations of our customers’ financial conditions, we generally require no collateral from our customers. The worldwide recession and the decrease in oil and especially natural gas prices have affected the financial condition and results of operations of our clients, and some of our clients have experienced financial difficulties and even filed bankruptcy and others may do so in the future. It is possible that one or more of our clients will become financially distressed and default on their obligations to the Company. Furthermore, the bankruptcy of one or more of our clients, or some other similar procedure, might make it difficult for the Company to collect all or a significant portion of amounts owed by the client. Our inability to collect our accounts receivable could have a materially adverse effect on our results of operations. In addition, from time to time, we experience contractual disputes with our clients regarding the payment of invoices or other matters. While we seek to minimize these disputes and maintain good relations with our clients, we have in the past, and may in the future, experience disputes that could affect our revenues and results of operations in any period.

Our results of operations could be adversely affected by asset impairments.

We periodically review our portfolio of equipment for impairment. If we expect significant sustained decreases in oil and natural gas prices and reduced demand for our services, we may be required to write down the value of our equipment if the future cash flows anticipated to be generated from the related equipment falls below net book value. The recent decline in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our equipment, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See discussion of “Impairment of Long-Lived Assets” included in “Critical Accounting Policies.”

We may be unable to attract and retain skilled and technically knowledgeable employees which could adversely affect our business and our growth.

Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may experience significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for seismic services. None of our employees are under employment contracts, and we have no key man insurance.

Capital requirements for our operations are large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and short-term borrowings from commercial banks. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolutions. If we were to expand our operations at a rate exceeding operating cash flow, or if current demand or pricing of geophysical services were to decrease substantially, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our competitive advantage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The Company relies on a limited number of key suppliers for specific seismic services and equipment.

The Company depends on a limited number of third parties to supply it with specific seismic services and equipment. Any delay in obtaining equipment could delay the Company’s implementation of additional crews and restrict the productivity of its existing crews, adversely affecting the Company’s business and results of operation. In addition, any adverse change in the terms of the Company’s supplier arrangements could affect its results of operations.

Certain of our suppliers may also be competitors of us. If competitive pressures were to become such that our suppliers would no longer sell to us, we would not be able to easily replace the technology with equipment that communicates effectively with our existing technology, thereby impairing our ability to conduct our business.

Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to keep up with these technological advances, we may not be able to compete effectively.

Seismic data acquisition and data processing technologies historically have progressed rather rapidly, and we expect this progression to continue. Our strategy is to regularly upgrade our data acquisition and processing equipment to maintain our competitive position. However, due to potential advances in technology and the related costs associated with such technological advances, we might not be able to fulfill this strategy, thus possibly affecting our ability to compete.

We operate under hazardous conditions that subject us to risk of damage to property or personal injuries and may interrupt our business.

Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under extreme weather and other dangerous conditions, including the use of dynamite as an energy source. These operations are subject to risks of injury to our personnel and equipment, to third parties and to buildings and other improvements in the areas in which we operate. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. We use diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business. Delays due to operational disruptions such as equipment losses, personnel injuries and business interruptions could adversely affect our profitability and results of operations.

We may be subject to liability claims that are not covered by our master service agreements or by insurance.

We could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered under the indemnification provisions in our master service agreements to the extent that the damage was due to our or our subcontractors’ negligence, gross negligence or intentional misconduct.

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

We may be held liable for the actions of our subcontractors.

We often work as the general contractor on seismic data acquisition surveys and consequently engage a number of subcontractors to perform services and provide products. While we obtain contractual indemnification and insurance covering the acts of these subcontractors, and require the subcontractors to obtain insurance for our benefit, there can be no assurance we will not be held liable for the actions of these subcontractors. In addition, subcontractors may cause damage or injury to our personnel and property that is not fully covered by insurance.

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

In particular, in response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (including carbon dioxide and methane) may be contributing to global climate change, the U.S. Congress is actively considering legislation to reduce such emissions. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey Cap-and-Trade legislation,” or “ACESA.” The purpose of ACESA is to control and reduce emissions of greenhouse gases in the United States. The U.S. Senate is working on its own legislation for controlling and reducing emissions of greenhouse gases. For legislation to become law, both chambers of Congress would be required to approve the same legislation. It is not possible at the time to predict whether or when the Senate may act on climate change legislation, how any bill approved by the Senate would be reconciled with ACESA or how federal legislation may be reconciled with state and regional requirements.

The Environmental Protection Agency (the “EPA”) is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Recently, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule. This rule will be effective December 29, 2009 and will require the collection of information beginning in January 2010 with annual reporting to begin in 2011 for covered facilities. The rule requires reporting of greenhouse gas emissions from large sources and suppliers in the United States, and the EPA has stated that it will use the information to guide development of the policies and programs to reduce emissions.

This increasing governmental focus on global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gases may curtail production and demand for fossil fuels such as oil and gas in areas where our customers operate and thus adversely affect future demand for our products and services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

Certain provisions of our charter and bylaws and our shareholder rights plan may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by shareholders.

Our articles of incorporation and bylaws contain provisions that authorize the issuance of preferred stock and establish advance notice requirements for director nominations and actions to be taken at shareholder meetings. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of the Company, even in situations that may be viewed as desirable by our shareholders. In addition, we have adopted a shareholder rights plan that would likely discourage a hostile attempt to acquire control of the Company.

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

For a discussion of certain contingencies affecting the Company, please refer to Note 13, “Commitments and Contingencies” to the Financial Statements included herein, which is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted during the fourth quarter of the 2009 fiscal year to a vote of our security holders, through the solicitation of proxies or otherwise. However, please refer to our Proxy Statement for the Annual Meeting to be held on January 26, 2010 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, notifying security holders as to the election of directors and selection of KPMG LLP as our independent registered public accounting firm.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position

L. Decker Dawson	89	Chairman of the Board of Directors
Stephen C. Jumper	48	President, Chief Executive Officer and Director
C. Ray Tobias	52	Executive Vice President, Chief Operating Officer
Christina W. Hagan	54	Executive Vice President, Secretary and Chief Financial Officer
Howell W. Pardue	73	Executive Vice President
K.S. Forsdick	58	Senior Vice President

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

K.S. Forsdick.  Mr. Forsdick joined the Company in 1993, was elected Vice President in January 2001 and was subsequently elected Senior Vice President in March 2009. Mr. Forsdick is responsible for soliciting, designing and bidding seismic surveys for prospective clients. Prior to joining the Company, Mr. Forsdick was employed by Grant Geophysical Company and Western Geophysical Company and was responsible for marketing and managing land and marine seismic surveys for domestic and international operations. He has served on the Governmental Affairs Committee of the International Association of Geophysical Contractors.

Part II

Item 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices per share for the period shown.

Quarter Ended	High	Low

December 31, 2007	$83.86	$64.67
March 31, 2008	$78.00	$48.75
June 30, 2008	$79.95	$56.41
September 30, 2008	$65.93	$40.27
December 31, 2008	$46.15	$14.31
March 31, 2009	$22.23	$9.96
June 30, 2009	$31.42	$13.13
September 30, 2009	$35.98	$23.60

As of November 27, 2009, the market price for our common stock was $21.62 per share, and we had 170 common stockholders of record, as reported by our transfer agent.

We have not paid cash dividends on our common stock since becoming a public company and have no plans to do so in the foreseeable future.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2009. See information regarding material features of the plans in Note 7, “Stock-Based Compensation” to the Financial Statements included herein.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of		Future Issuance
	Securities to		Under Equity
	be Issued		Compensation Plans
	Upon Exercise	Weighted-Average Exercise	(Excluding Securities
	of Outstanding	Price of	Reflected in
Plan Category	Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	152,000	$18.91	786,550	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	152,000	$18.91	786,550	(1)

(1)	Although 238,550 shares are available to be issued under the 2004 Incentive Stock Plan, the Company does not intend to grant additional shares from this Plan. There are 548,000 shares available to be issued under the 2006 Stock and Performance Incentive Plan.

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

Comparison of 5 Year Cumulative Total Return*
Among Dawson Geophysical Company, the S & P 500 Index
and the Value-Line Oilfield Services Industry Index

	9/04	9/05	9/06	9/07	9/08	9/09
DAWSON GEOPHYSICAL COMPANY	100.00	144.60	141.97	370.51	223.18	130.88

S & P 500	100.00	112.25	124.37	144.81	112.99	105.18

VALUE-LINE OILFIELD SERVICES	100.00	151.20	163.68	248.78	196.06	164.08

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Years Ended September 30,	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Operating revenues	$243,995	$324,926	$257,763	$168,550	$116,663
Net income	$10,222	$35,007	$27,158	$15,855	$10,016
Net income per common share	$1.31	$4.57	$3.57	$2.11	$1.50
Weighted average equivalent common shares outstanding	7,807	7,669	7,602	7,518	6,706
Total assets	$237,157	$233,621	$195,862	$149,418	$114,127
Revolving line of credit	$—	$—	$5,000	$—	$—
Long-term debt-less current maturities	$—	$—	$—	$—	$—
Stockholders’ equity	$198,379	$185,960	$149,155	$119,208	$101,904

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

Overview

We are the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past, and such fluctuations continue today to be the single most important factor affecting our business and results of operations.

Our return to profitability in fiscal 2004 after several years of losses was directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry since 2003. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown, and during 2009 many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry in general during 2009 as well as downward pressure on the prices we charge our customers for our services. In order to better align our crew capacity with reduced demand, we have reduced the number of data acquisition crews we operate from sixteen at the end of fiscal 2008 to nine as of October 2009.

Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we have experienced a reduction in operating revenues and operating costs during calendar 2009, and we anticipate that such reductions will continue into calendar 2010, and possibly beyond, depending on future market prices for oil and natural gas and the level of domestic exploration spending. In light of current market difficulties, we are focusing our efforts on reducing costs, limiting capital expenditures and maintaining our financial strength. Equipment and key personnel from crews taken out of service will be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits or equipment failure. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may partially offset the impact of reduced demand and anticipated contract price weaknesses. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of our nine data acquisition crews into calendar 2010.

While the markets for oil and natural gas have been very volatile and are likely to continue to be volatile in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions do not improve or were to worsen, our customers do not increase their capital expenditures, or there is a significant sustained drop in oil and natural gas prices, it would result in continued diminished demand for our seismic services, may cause continued downward pressure on the prices we charge and would continue to affect our results of operations. Because primarily all of our current clients are focused on the exploration for and production of natural gas, a continued pressure on the price of natural gas in particular would have a negative effect on the demand for our services. In recent quarters this risk has been mitigated somewhat as we have experienced increased demand for our services in several oil producing basins based on oil prices that began to rebound in the second and third quarters of fiscal 2009.

Results of Operations

Fiscal Year Ended September 30, 2009 Versus Fiscal Year Ended September 30, 2008

Operating Revenues.  Our operating revenues decreased 25% to $243,995,000 in fiscal 2009 from $324,926,000 in fiscal 2008 as a result of a reduction in active crew count during the second quarter of fiscal 2009 (four crews) and the third quarter of fiscal 2009 (two crews), a more competitive pricing environment, substantially lower utilization rates for remaining crews and, in the fourth quarter, increased downtime for weather. Recorded in fiscal 2009 revenues are continued high third-party charges primarily related to the use of helicopter support services, specialized survey technologies and dynamite energy sources, all of which are utilized in areas with limited access. The sustained level of these charges during fiscal 2009 was driven by our continued operations in areas with limited access in the Appalachian Basin, Arkansas, East Texas and Louisiana. We are reimbursed for these charges by our clients.

Operating Costs.  Our operating expenses decreased 19% to $192,839,000 in fiscal 2009 from $237,484,000 in fiscal 2008 primarily due to reductions in field personnel and other expenses of operating the six data acquisition crews taken out of service during the second and third quarters of fiscal 2009. As discussed above, reimbursed charges have a similar impact on operating costs.

General and administrative expenses were 3.2% of revenues in fiscal 2009 as compared to 2.1% of revenues in fiscal 2008. General and administration expenses increased by approximately $1,094,000 in fiscal 2009 as compared to fiscal 2008. The primary factor in the increase in general and administration expenses during fiscal 2009 was an increase to the Company’s allowance for doubtful accounts during the year of $993,000 offset by bad debts during the year of approximately $515,000 resulting in a net allowance for doubtful accounts at September 30, 2009 of $533,000. The deductions against the bad debt allowance were primarily a result of the settlement of a previously disputed invoice for approximately $450,000. We increased the allowance for doubtful accounts during fiscal 2009 based on our review of the past due accounts and client base. During the second quarter, we became aware that one current client with an accounts receivable balance of approximately $1.0 million and two former clients had filed for reorganization under bankruptcy protection. These facts significantly influenced management’s decision to increase our allowance for doubtful accounts during the second quarter.

We recognized $26,160,000 of depreciation expense in fiscal 2009 as compared to $24,253,000 in fiscal 2008, reflecting the full year of depreciation expense from our fiscal 2008 capital expenditures. Due to market conditions, capital expenditures in fiscal 2009 were limited to necessary maintenance capital requirements. Depreciation expense, however, is expected to remain relatively unchanged during fiscal 2010.

Our total operating costs for fiscal 2009 were $226,855,000, a decrease of 16% from fiscal 2008 primarily due to the factors described above.

Taxes.  Income tax expense was $7,493,000 for fiscal 2009 and $21,400,000 for fiscal 2008. The effective tax rate for the income tax provision for fiscal 2009 and 2008 was 42.3% and 37.9%, respectively. The increase in the effective tax rate between periods was primarily a result of an increase in the unrecognized tax benefits reserve for prior years, changes in tax rates as a result of the varying states in which we operate from year to year and the increasing impact of permanent tax differences resulting from lower income before income taxes.

Fiscal Year Ended September 30, 2008 Versus Fiscal Year Ended September 30, 2007

Operating Revenues.  Our operating revenues increased 26% from $257,763,000 in fiscal 2007 to $324,926,000 in fiscal 2008 as a result of high demand for our services. Revenue growth in fiscal 2008 was primarily the result of the addition of new seismic data acquisition crews in September 2007 and May 2008 and the upgrading of recording systems on existing crews, along with increased channel counts and productivity on existing crews. Recorded in fiscal 2008 revenues are continued high third-party charges primarily related to the use of helicopter support services, specialized survey technologies and dynamite energy sources, all of which are utilized in areas with limited access. The sustained level of these charges during fiscal 2008 was driven by our continued operations in areas with limited access in the Appalachian Basin, the Rocky Mountains, the Fayetteville Shale and the Arkoma Basin. We are reimbursed for these charges by our clients.

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

Taxes.  Income tax expense was $21,400,000 for fiscal 2008 and $17,300,000 for fiscal 2007. The effective tax rate for the income tax provision for fiscal 2008 and 2007 was 37.9% and 38.9%, respectively. The decrease in the effective tax rate between periods was primarily a result of changes in state tax rates as a result of the varying states in which we operate from year to year.

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

Cash Flows.  Net cash provided by operating activities was $54,598,000 for fiscal 2009 and $50,930,000 for fiscal 2008. The amount in fiscal 2008 primarily reflects an increase in total revenues resulting from our expanded business and an increase in accounts receivable without a correlating increase in accounts payable. Net cash provided by operating activities in fiscal 2009 primarily reflects our reduced revenues during fiscal 2009 and a decrease in accounts receivable. The decrease in accounts receivable primarily reflects the decrease in our revenues, as the number of days in receivables has not significantly changed over the last twelve months.

Net cash used in investing activities was $26,538,000 in fiscal 2009 and $53,240,000 in fiscal 2008. In fiscal 2008, the net cash used in investing activities primarily represents capital expenditures made with cash generated from operations. Due to market conditions, our capital expenditures in fiscal 2009 were limited to necessary maintenance capital requirements rather than investing in additional equipment as in the past few years. During the third quarter of fiscal 2009, we used cash generated from operations in excess of capital expenditures to acquire short-term investments. Our short-term investments consist of two U.S. Treasury bills and two U.S. Treasury notes with a total cost of $20,192,000 and three FDIC guaranteed bonds with a total cost of $5,121,000. The contractual maturities of these short-term investments range from December 2009 to December 2010. In fiscal 2009, we collected proceeds from an insurance claim on our equipment burned in a March 2008 wildfire of $2,843,000.

Net cash provided by financing activities in fiscal 2009 of $421,000 primarily represents proceeds from the exercise of stock options. Net cash used by financing activities in fiscal 2008 of $4,254,000 primarily represents the net decrease on our revolving line of credit loan agreement from a balance at September 30, 2007 of $5,000,000 to a zero balance at September 30, 2008.

Capital Expenditures.  For fiscal year 2009, we made capital expenditures of $4,448,000. During the first quarter of fiscal 2009, we purchased an ARAM ARIES II recording system equipped with channels from existing crews and replacement vehicles. For the remainder of fiscal 2009, we limited our capital expenditures to necessary maintenance capital requirements. The Board of Directors has approved an initial fiscal 2010 budget of $10,000,000, $6,100,000 of which will be used to purchase a 2,000-station OYO GSR four-channel recording system along with three-component geophones and the remainder will be used to meet necessary maintenance requirements during fiscal 2010. The addition of the OYO GSR recording equipment will allow us to record 6,000 channels of cable-less multi-component data or up to 8,000 channels of conventional seismic data, either as a stand-alone system or as added channel count and increased flexibility for our ARAM recording systems. We believe these additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. On June 2, 2009, we renewed the existing agreement for a two-year term on substantially the same terms as the previous facility. In addition, based on our assessment of our current needs, we reduced the size of the facility to $20.0 million from $40.0 million. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of September 30, 2009 and November 30, 2009. We have not utilized the line of credit loan agreement since we paid off the entire outstanding balance of $20.0 million as of September 30, 2008.

On March 31, 2009, we filed a shelf registration statement with the SEC covering the periodic offer and sale of up to $100.0 million in debt securities, preferred and common stock and warrants. The registration statement allows us to sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be filed separately with the SEC at the time of the offering. The filing of the shelf registration statement will enable us to act quickly if and when opportunities arise.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2009.

	Payments Due by Period (in 000’s)
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$1,209	$578	$610	$21	$—

We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through cash flow from operations and, if necessary, through borrowings under our revolving line of credit. However, our ability to satisfy our working capital requirements and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business including the demand for our seismic services from clients.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past three fiscal years.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

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

In some instances, we bill clients in advance of the services performed. In those cases, we recognize the liability as deferred revenue. As services are performed, those amounts are reversed and recognized as revenue.

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

Impairment of Long-Lived Assets.  We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amount of the assets exceeds the expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value.

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

Tax Accounting.  We account for our income taxes with the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.

Stock-Based Compensation.  We measure all employee stock-based compensation awards, including stock options and restricted stock, using the fair value method and recognize compensation cost, net of forfeitures, in our financial statements. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, ASC 820-10 did not have a material impact on our financial statements. In February 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delays the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of ASC 820-10-15-1A to have a material impact on our financial statements.

In February 2007, the FASB issued ASC 825-10, “Financial Instruments.” ASC 825-10 provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2009, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information.” ASC 825-10-65-1 requires fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 became effective for us as of June 15, 2009. The adoption of this standard did not have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009. The adoption of ASC 855-10 did not have a material impact on our financial statements. We have evaluated events subsequent to our balance sheet date (September 30, 2009) through the issue date of this Form 10-K (November 30, 2009) and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The Codification did not change GAAP but reorganizes the literature. ASC 105-10 became effective for us for the year ended September 30, 2009. The adoption of this standard did not have an impact on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. Our revolving line of credit carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At September 30, 2009, we had no balances outstanding on our revolving line of credit. Short-term investments held at September 30, 2009 consist of two U.S. Treasury bills and two U.S. Treasury notes of approximately $5,000,000 each with a total cost of $20,192,000 and a fair value of $20,167,000 and three FDIC guaranteed bonds with a total cost of $5,121,000 and a fair value of $5,100,000. The contractual maturities of these short-term investments range from December 2009 to December 2010. Our short-term investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-23 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2009 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that, as of September 30, 2009, our internal control over financial reporting was effective. Our internal control over financial reporting as of September 30, 2009, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-3.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 26, 2010, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2009. Certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors on May 25, 2004. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer, principal financial and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 26, 2010, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K. Other information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 26, 2010, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 26, 2010, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 26, 2010, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2009.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of the Company appear on pages F-1 through F-22 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity and Other Comprehensive Income
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedule appears on page F-23 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2009, 2008 and 2007.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 30th day of November, 2009.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors	11-30-09

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Director (principal executive officer)	11-30-09

/s/ Paul H. Brown Paul H. Brown	Director	11-30-09

/s/ Gary M. Hoover Gary M. Hoover	Director	11-30-09

/s/ Jack D. Ladd Jack D. Ladd	Director	11-30-09

/s/ Ted R. North Ted R. North	Director	11-30-09

/s/ Tim C. Thompson Tim C. Thompson	Director	11-30-09

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	11-30-09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2009. In connection with our audits of the financial statements, we also have audited financial statement Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 30, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dawson Geophysical Company as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2009, and our report dated November 30, 2009, expressed an unqualified opinion on those financial statements.

KPMG LLP

Dallas, Texas
November 30, 2009

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	September 30,	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$36,792,000	$8,311,000
Short-term investments	25,267,000	—
Accounts receivable, net of allowance for doubtful accounts of $533,000 in September 2009 and $55,000 in September 2008	40,106,000	76,221,000
Prepaid expenses and other assets	7,819,000	877,000
Current deferred tax asset	1,694,000	873,000

Total current assets	111,678,000	86,282,000
Property, plant and equipment	240,820,000	250,519,000
Less accumulated depreciation	(115,341,000)	(103,180,000)

Net property, plant and equipment	125,479,000	147,339,000

Total assets	$237,157,000	$233,621,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,966,000	$15,308,000
Accrued liabilities:
Payroll costs and other taxes	2,720,000	3,363,000
Other	10,600,000	14,869,000
Deferred revenue	2,230,000	993,000

Total current liabilities	22,516,000	34,533,000
Deferred tax liability	16,262,000	13,128,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,822,994 and 7,794,744 shares issued and outstanding in each period	2,608,000	2,598,000
Additional paid-in capital	89,220,000	87,051,000
Other comprehensive income, net of tax	18,000	—
Retained earnings	106,533,000	96,311,000

Total stockholders’ equity	198,379,000	185,960,000

Total liabilities and stockholders’ equity	$237,157,000	$233,621,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2009	2008	2007

Operating revenues	$243,995,000	$324,926,000	$257,763,000
Operating costs:
Operating expenses	192,839,000	237,484,000	190,117,000
General and administrative	7,856,000	6,762,000	6,195,000
Depreciation	26,160,000	24,253,000	18,103,000

	226,855,000	268,499,000	214,415,000
Income from operations	17,140,000	56,427,000	43,348,000
Other income (expense):
Interest income	249,000	497,000	749,000
Interest expense	—	(482,000)	(145,000)
Other income (expense)	326,000	(35,000)	506,000

Income before income tax	17,715,000	56,407,000	44,458,000
Income tax expense:
Current	(5,193,000)	(17,834,000)	(13,906,000)
Deferred	(2,300,000)	(3,566,000)	(3,394,000)

	(7,493,000)	(21,400,000)	(17,300,000)

Net income	$10,222,000	$35,007,000	$27,158,000

Net income per common share	$1.31	$4.57	$3.57

Net income per common share-assuming dilution	$1.30	$4.53	$3.54

Weighted average equivalent common shares outstanding	7,807,385	7,669,124	7,601,889

Weighted average equivalent common shares outstanding-assuming dilution	7,853,531	7,728,651	7,669,462

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

				Accumulated
	Common Stock		Additional	Other
	Number		Paid-in	Comprehensive	Retained
	of Shares	Amount	Capital	Income (Expense)	Earnings	Total

Balance September 30, 2006	7,549,244	$2,517,000	$82,370,000	$(33,000)	$34,354,000	$119,208,000
Net income					27,158,000	27,158,000
Other comprehensive income net of tax:
Realization of gains on investments				51,000
Income tax expense				(18,000)

Other comprehensive income				33,000		33,000

Comprehensive income for the period						27,191,000
Excess tax benefit of employee stock plan			1,312,000			1,312,000
Stock-based compensation expense			588,000			588,000
Issuance of common stock as compensation	3,000	1,000	119,000			120,000
Exercise of stock options	106,250	35,000	701,000			736,000

Balance September 30, 2007	7,658,494	2,553,000	85,090,000	—	61,512,000	149,155,000
Impact of adopting certain provisions of ASC 740-10					(208,000)	(208,000)
Net income					35,007,000	35,007,000
Excess tax benefit of employee stock plan			440,000			440,000
Stock-based compensation expense			836,000			836,000
Issuance of common stock as compensation	6,500	2,000	423,000			425,000
Issuance of restricted stock awards and
unearned compensation	94,500	31,000	(32,000)			(1,000)
Exercise of stock options	35,250	12,000	294,000			306,000

Balance September 30, 2008	7,794,744	2,598,000	87,051,000	—	96,311,000	185,960,000
Net income					10,222,000	10,222,000
Other comprehensive income net of tax:
Unrealized holding gains arising during the period				31,000
Income tax expense				(13,000)

Other comprehensive income				18,000		18,000

Comprehensive income for the period						10,240,000
Excess tax benefit of employee stock plan			5,000			5,000
Stock-based compensation expense			1,667,000			1,667,000
Issuance of common stock as compensation	5,000	2,000	89,000			91,000
Exercise of stock options	23,250	8,000	408,000			416,000

Balance September 30, 2009	7,822,994	$2,608,000	$89,220,000	$18,000	$106,533,000	$198,379,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,222,000	$35,007,000	$27,158,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,160,000	24,253,000	18,103,000
Noncash compensation	1,758,000	1,259,000	707,000
Deferred income tax expense	2,300,000	3,566,000	3,394,000
Excess tax benefit from share-based payment arrangement	(5,000)	(440,000)	(1,312,000)
Provision for bad debts	993,000	32,000	51,000
Other	106,000	443,000	995,000
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	31,641,000	(15,743,000)	(10,684,000)
Increase in prepaid expenses and other assets	(6,942,000)	(62,000)	(125,000)
(Decrease) increase in accounts payable	(7,960,000)	2,900,000	646,000
(Decrease) increase in accrued liabilities	(4,912,000)	1,644,000	10,435,000
Increase (decrease) in deferred revenue	1,237,000	(1,929,000)	2,059,000

Net cash provided by operating activities	54,598,000	50,930,000	51,427,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of short-term investments	(25,313,000)	—	—
Proceeds from maturity of short-term investments	—	—	6,500,000
Proceeds from disposal of assets	124,000	29,000	537,000
Partial proceeds on fire insurance claim	2,843,000	—	—
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(4,192,000)	(53,269,000)	(58,701,000)

Net cash used in investing activities	(26,538,000)	(53,240,000)	(51,664,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	416,000	306,000	736,000
Proceeds from revolving line of credit	—	15,000,000	5,000,000
Repayment on revolving line of credit	—	(20,000,000)	—
Excess tax benefit from share-based payment arrangement	5,000	440,000	1,312,000

Net cash provided (used) by financing activities	421,000	(4,254,000)	7,048,000

Net increase (decrease) in cash and cash equivalents	28,481,000	(6,564,000)	6,811,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,311,000	14,875,000	8,064,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,792,000	$8,311,000	$14,875,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$541,000	$145,000
Cash paid during the period for income taxes	$13,222,000	$18,812,000	$10,259,000
NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$—	$382,000	$790,000
Equipment purchase through reduction of insurance proceeds	$638,000	$—	$—
Unrealized gain on investments	$31,000	$—	$—

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

Short-Term Investments

The Company classifies its investments consisting of U.S. Treasury Securities and FDIC guaranteed bonds as “available-for-sale” and records the net unrealized holding gains and losses as accumulated comprehensive income in stockholders’ equity. The cost of short-term investments sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of investments is based on quoted market prices.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments and trade and other receivables. At September 30, 2009 and 2008, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company invests primarily in short-term U.S. Treasury Securities. During fiscal 2009, the Company also invested funds in FDIC guaranteed bonds. The Company believes all of its investments are low risk investments. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. At September 30, 2009, sales to the Company’s largest client represented 31% of its revenues and 22% of its revenues net of third-party charges as compared to 36% and 31%, respectively, at September 30, 2008. At September 30, 2007, sales to the Company’s largest client represented 49% of its revenues and 40% of its revenues net of third-party charges. The remaining balance of the Company’s fiscal 2009 revenues was derived from varied clients and none represented 10% or more of its fiscal 2009 revenues.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amount of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized in the Statements of Operations for the years ended September 30, 2009, 2008 or 2007.

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

In some instances, customers are billed in advance of services performed. In those cases, the Company recognizes the liability as deferred revenue. As services are performed, those amounts are reversed and recognized as revenue.

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

Tax Accounting

The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s methodology for recording income taxes requires

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes.

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards, including stock options and restricted stock, using the fair value method and recognizes compensation cost, net of forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

Reclassifications

Certain prior year amounts have been reclassified in the current year in order to be consistent with the current year presentation.

2.	Short-term Investments

The components of the Company’s short-term investments are as follows:

	As of September 30, 2009 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated
	Cost	Gains		Losses	Fair Value

Short-term investments:
U.S. Treasury bills	$9,987	$7		$—	$9,994
U.S. Treasury notes	10,153	20		—	10,173
FDIC guaranteed bonds	5,096	4		—	5,100

Total	$25,236	$31	(a)	$—	$25,267

(a)	Other comprehensive income reflected on the Balance Sheet reflects unrealized gains net of the tax effect of approximately $13,000.

The Company’s short-term investments have contractual maturities ranging from December 2009 to December 2010. These investments have been classified as available-for-sale. The Company had no short-term investments at September 30, 2008.

3.	Fair Value of Financial Instruments

At September 30, 2009 the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables and accounts payables, the carrying amounts approximate fair value at the respective balance sheet dates.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.

The fair value measurements of these short-term investments were determined using the following inputs:

	As of September 30, 2009 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Short-term investments:
U.S. Treasury bills	$9,994	$9,994	$—	$—
U.S. Treasury notes	10,173	10,173	—	—
FDIC guaranteed bonds	5,100	5,100	—	—

Total	$25,267	$25,267	$—	$—

Investments in U.S. Treasury bills and notes and FDIC guaranteed corporate bonds classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date provided by our investment custodian.

The Company had no short-term investments at September 30, 2008.

4.	Property, Plant and Equipment

Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30,
	2009	2008	Useful Lives

Land, building and other	$5,589,000	$5,350,000	3 to 40 years
Recording equipment	149,444,000	160,516,000	5 to 10 years
Vibrator energy sources	58,745,000	58,750,000	10 to 15 years
Vehicles	26,856,000	25,713,000	2 to 10 years
Other(a)	186,000	190,000	—

	240,820,000	250,519,000
Less accumulated depreciation	(115,341,000)	(103,180,000)

Net property, plant and equipment	$125,479,000	$147,339,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Supplemental Balance Sheet Information

Accounts receivable consist of the following at September 30, 2009 and 2008:

	September 30,
	2009	2008

Trade and accrued trade receivables	$33,910,000	$67,186,000
Allowance for doubtful accounts	(533,000)	(55,000)
Insurance receivable associated with fire damage	1,836,000	4,339,000
Accrued receivable for worker’s compensation stop loss policy	4,893,000	4,751,000

Total accounts receivable	$40,106,000	$76,221,000

Prepaid expenses and other assets consist of the following at September 30, 2009 and 2008:

	September 30,
	2009	2008

Prepaid other	$591,000	$877,000
Income tax receivable	7,228,000	—

Total prepaid expenses and other assets	$7,819,000	$877,000

Other current liabilities consist of the following at September 30, 2009 and 2008:

	September 30,
	2009	2008

Accrued self insurance reserves	$6,698,000	$6,704,000
Accrued bonus and profit sharing	1,014,000	3,855,000
Income and franchise taxes payable	674,000	1,262,000
Accrued payables associated with fire damage	—	794,000
Other accrued expenses and current liabilities	2,214,000	2,254,000

Total other current liabilities	$10,600,000	$14,869,000

6.	Debt

The Company’s revolving line of credit loan agreement is with Western National Bank. On June 2, 2009, the Company renewed the existing agreement for a two-year term on substantially the same terms as the previous facility. In addition, based on the Company’s assessment of its current needs, the Company reduced the size of the facility to $20.0 million from $40.0 million. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of September 30, 2009 and November 30, 2009. The Company has not utilized the line of credit loan agreement since it paid off the entire outstanding balance as of September 30, 2008.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Stock-Based Compensation

At September 30, 2009, the Company had two stock-based compensation plans. Each plan, the awards outstanding under these plans and the associated accounting treatment are discussed below.

In fiscal 2004, the Company adopted the 2004 Incentive Stock Plan (the “2004 Plan”) which provides 375,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company’s common stock at date of grant. Options are exercisable 25% annually from the date of the grant, and the options expire five years from the date of grant. The 2004 Plan provides that of the 375,000 shares, up to 125,000 shares may be awarded to officers, directors, and employees of the Company, and up to 125,000 shares may be awarded with restrictions for the purpose of additional compensation. Although shares are available under the 2004 Plan, the Company does not intend to issue shares from this plan in the future.

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

Incentive Stock Options:

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility. The expected term represents the average period that the Company expects stock options to be outstanding and is determined based on the Company’s historical experience. The risk free interest rate used by the Company as the discounting interest rate is based on the U.S. Treasury rates on the grant date for securities with maturity dates of approximately the expected term. As the Company has not historically declared dividends and does not expect to declare dividends over the near term, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

The fair value of stock options granted during 2009 was $8.59 and $10.49 using the Black-Scholes model included the following assumptions:

	Group A	Group B

Expected term	4 years	6 years
Expected volatility	57.57%	56.85%
Risk free interest rate	1.67%	2.82%
Expected dividend yield	—	—

A summary of the Company’s employee stock options as of September 30, 2009, as well as activity during the year then ended is presented below.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Optioned	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value ($000)

Balance as of September 30, 2008	23,250	$17.91
Granted	152,000	18.91
Exercised	(23,250)	17.91		$206
Forfeited	—	—
Balance as of September 30, 2009	152,000	$18.91	9.17	$1,287

Exercisable as of September 30, 2009	—	$—	—	$—

During fiscal 2009, 152,000 options were issued to employees of the Company. No options were granted during fiscal years 2008 and 2007. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $206,000, $1,812,000 and $4,650,000, respectively. The total fair value of options vested during fiscal 2009, 2008 and 2007 was $148,000, $201,000 and $367,000, respectively.

A summary of the status of the Company’s nonvested stock option awards as of September 30, 2009 and changes during the fiscal year ended September 30, 2009 is presented below.

	Number of	Weighted Average
	Nonvested	Grant Date
	Share Awards	Fair Value

Nonvested option awards outstanding September 30, 2008	8,250	$17.91
Granted	152,000	18.91
Vested	(8,250)	17.91
Forfeited	—	—

Nonvested option awards outstanding September 30, 2009	152,000	$18.91

Outstanding options at September 30, 2009 expire in December 2018 and have an exercise price of $18.91. As of September 30, 2009, there was approximately $1,090,000 of unrecognized compensation cost related to nonvested stock option awards to be recognized over a weighted average period of 2.0 years.

Stock options issued under the Company’s 2004 and 2006 Plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the years ended September 30, 2009, 2008 and 2007, excess tax benefits from disqualifying dispositions of options of $5,000, $440,000 and $1,312,000, respectively, were reflected in both cash flows from operating activities and cash flows from financing activities on the Statements of Cash Flows.

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2009 and 2008 was $416,000 and $306,000, respectively.

The Company recognized compensation expense of $315,000, $78,000 and $83,000 in fiscal 2009, 2008 and 2007, respectively, associated with stock option awards. This amount is included in operating or general and administrative expense as appropriate in the Statements of Operations.

Stock Awards:

There were no restricted stock grants in fiscal 2009. The weighted average grant date fair value of restricted stock awards in 2008 and 2007 was $67.25 and $27.05, respectively. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Number of	Weighted Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding September 30, 2008	94,500	$43.43
Granted	—	—

Nonvested restricted shares outstanding September 30, 2009	94,500	$43.43

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

The Company recognized compensation expense of $1,352,000, $758,000 and $505,000 in fiscal 2009, 2008 and 2007, respectively, related to restricted stock awards. This amount is included in operating or general and administrative expense as appropriate in the Statements of Operations. As of September 30, 2009, there was approximately $1,326,000 of unrecognized compensation cost related to nonvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 1.6 years.

The Company granted 5,000 common shares with immediate vesting to outside directors in the first quarter of fiscal 2009 as compensation and 3,000 common shares with immediate vesting to outside directors in the first quarter of both 2008 and 2007 as compensation. The grant date fair value equaled $18.19, $69.64 and $39.77 in each quarter, respectively. The Company granted 2,000 common shares with immediate vesting to employees as compensation in the second quarter of fiscal 2008. The grant date fair value equaled $55.22. The Company granted 500 and 1,000 common shares with immediate vesting to employees as compensation during the third quarter of fiscal 2008. The grant date fair value equaled $69.22 and $70.46, respectively. No stock awards were granted during the remaining periods of fiscal 2009, 2008 and 2007. The Company recognized expense of $91,000, $423,000 and $119,000 in fiscal 2009, 2008 and 2007, respectively, as well as the related tax benefit associated with these awards in fiscal years ended September 30, 2009, 2008 and 2007.

8.	Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2009 and 2008, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. The Company’s matching contributions for fiscal 2009, 2008 and 2007 were approximately $1,213,000, $1,117,000 and $912,000, respectively.

9.	Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $181,000, $288,000 and $292,000 during the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

10.	Income Taxes

The Company recorded income tax expense in the current year of $7,493,000 as compared to $21,400,000 and $17,300,000 in 2008 and 2007, respectively. The decrease in the provision for 2009 from 2008 is primarily the result of a substantial decrease in income before income taxes.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income tax expense from operations:

	Year Ended September 30,
	2009	2008	2007

Current Federal	$3,770,000	$16,082,000	$11,778,000
Current State	1,423,000	1,752,000	2,128,000
Deferred Federal	1,921,000	3,296,000	3,280,000
Deferred State	379,000	270,000	114,000

Total	$7,493,000	$21,400,000	$17,300,000

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year Ended September 30,
	2009	2008	2007

Tax expense computed at statutory rates	$6,200,000	$19,743,000	$15,560,000
Change in valuation allowance	(12,000)	(18,000)	(2,000)
State income tax	1,089,000	1,270,000	1,505,000
Other	216,000	405,000	237,000

Income tax expense	$7,493,000	$21,400,000	$17,300,000

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2009	2008

Deferred tax assets:
Receivables	$199,000	$20,000
Restricted stock	978,000	464,000
Workers’ compensation	408,000	493,000
Other	716,000	430,000

Total gross deferred tax assets	2,301,000	1,407,000
Less valuation allowance	(58,000)	(70,000)

Total deferred tax assets	2,243,000	1,337,000
Deferred tax liabilities:
Property and equipment	(16,798,000)	(13,592,000)
Other	(13,000)	—

Total gross deferred tax liabilities	(16,811,000)	(13,592,000)

Net deferred tax liability	$(14,568,000)	$(12,255,000)

Current portion of net deferred tax asset/liability	$1,694,000	$873,000
Non-current portion of net deferred tax asset/liability	(16,262,000)	(13,128,000)

Total net deferred tax liability	$(14,568,000)	$(12,255,000)

At September 30, 2009, substantially all of the valuation allowance of $58,000 was related to the Company’s deferred tax assets for capital loss carryforwards that are deemed more likely than not to not be realized in the foreseeable future.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following presents a roll forward of the Company’s unrecognized tax benefits:

	September 30,
	2009	2008

Balance at beginning of fiscal year	$135,000	$137,000
Increase (decrease) in prior year tax positions	350,000	—
Increase (decrease) in current year tax positions	—	—
Settlement with taxing authorities	—	—
Expiration of statutes of limitations	(69,000)	(2,000)

Balance at end of fiscal year	$416,000	$135,000

As of September 30, 2009, the Company recognized $579,000 of liabilities for unrecognized tax benefits of which $163,000 related to penalties and interest. The Company expects approximately $282,000 of the liabilities for unrecognized tax benefits including the related penalties and interest to settle or lapse in the statutes of limitations by September 30, 2010.

The tax years generally subject to future examination by tax authorities are for years ending September 30, 2005 and after. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect any change to have a significant impact on its results of operations. The recognition of the total amount of unrecognized tax benefits of $579,000 would have an impact on the effective tax rate.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2008, the Company’s accrued interest and penalties was approximately $108,000. The Company’s Statements of Operations at September 30, 2009 included accrued interest and penalties of $55,000.

11.	Net Income per Common Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per common share.

	2009	2008	2007

Numerator:
Net income and numerator for basic and diluted net income per common share — income available to common shareholders	$10,222,000	$35,007,000	$27,158,000

Denominator:
Denominator for basic net income per common share-weighted average common shares	7,807,385	7,669,124	7,601,889
Effect of dilutive securities-employee stock options and restricted stock grants	46,146	59,527	67,573

Denominator for diluted net income per common share-adjusted weighted average common shares and assumed conversions	7,853,531	7,728,651	7,669,462

Net income per common share	$1.31	$4.57	$3.57

Net income per common share-assuming dilution	$1.30	$4.53	$3.54

12.	Major Customers

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in 2009, 2008 and 2007 have varied. Sales to these customers, as a percentage of operating revenues that exceeded 10%, were as follows:

	2009	2008	2007

A	31%	36%	49%
B	—	20%	—

Although 31% of the Company’s fiscal 2009 revenues were derived from one client (“A”), the Company believes that the relationship is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. The Company’s client “B” in the table remained one of the Company’s clients in 2009, although sales to this customer as a percentage of operating revenue did not exceed 10%.

13.	Commitments and Contingencies

On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $2.9 million net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company repaired damage incurred by such landowners as a result of the fire. The total cost to repair landowner damages was approximately $1.8 million. This amount is included in accounts receivable on our Balance Sheet. The Company believes the damages paid by the Company to repair landowner damages will be covered by the Company’s liability insurance. In February 2009, the Company received the remaining insurance proceeds for equipment losses sustained by the Company during the fire and for the Company’s debris pick-up costs. The Company recorded an immaterial gain on the receipt of such insurance proceeds in the second quarter of fiscal 2009.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

During the quarter ended March 31, 2009, one of the Company’s clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2009, this client had an accounts receivable balance with the Company of approximately $1.0 million. The Company increased its allowance for doubtful accounts during the second fiscal quarter to cover estimated exposures related to this bankruptcy.

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2009.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$1,209	$578	$610	$21	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $575,000, $528,000 and $432,000 for fiscal 2009, 2008 and 2007, respectively.

As of November 30, 2009, the Company had unused letters of credit totaling $4,080,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

14.	Rights Agreement

On July 8, 2009, the Board of Directors of the Company authorized and declared a dividend to the holders of record at the close of business on July 23, 2009 of one Right (a “Right”) for each outstanding share of the Company’s common stock. When exercisable, each Right will entitle the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Shares”), at a purchase price of $130.00 per Fractional Share, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) effective as of the close of business on July 23, 2009 as it may from time to time be supplemented or amended between the Company and Mellon Investor Services LLC, as Rights Agent. The Rights Agreement replaced the previous rights plan that was originally adopted in 1999 which expired on July 23, 2009.

Initially, the Rights are attached to all certificates representing outstanding shares of Common Stock. The Rights will only separate from the Common Stock and a “Distribution Date” will only occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (ii) ten business days following the commencement of

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. In certain circumstances, the Distribution Date may be deferred by the Board of Directors.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 23, 2019, unless earlier redeemed or exchanged by the Company as described below.

In the event (a “Flip-In Event”) that a person becomes an Acquiring Person (except pursuant to a tender or exchange offer for all outstanding shares of Common Stock at a price and on terms that a majority of the directors of the Company who are not, and are not representatives, nominees, Affiliates or Associates of, an Acquiring Person or the person making the offer determines to be fair to and otherwise in the best interests of the Company and its shareholders (a “Permitted Offer”)), each holder of a Right will thereafter have the right to receive, upon exercise of such Right, a number of shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a Current Market Price (as defined in the Rights Agreement) equal to two times the exercise price of the Right. Notwithstanding the foregoing, following the occurrence of any Triggering Event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by or transferred to an Acquiring Person (or by certain related parties) will be null and void in the circumstances set forth in the Rights Agreement. However, Rights are not exercisable following the occurrence of any Flip-In Event until such time as the Rights are no longer redeemable by the Company as set forth below.

In the event (a “Flip-Over Event”) that, at any time from and after the time an Acquiring Person becomes such, (i) the Company is acquired in a merger or other business combination transaction (other than certain mergers that follow a Permitted Offer), or (ii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights that are voided as set forth above) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company having a Current Market Price equal to two times the exercise price of the Right. Flip-In Events and Flip-Over Events are collectively referred to as “Triggering Events.”

At any time until ten days following the first date of public announcement of the occurrence of a Flip-In Event, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right, payable, at the option of the Company, in cash, shares of Common Stock or such other consideration as the Board of Directors may determine. After a person becomes an Acquiring Person, the right of redemption is subject to certain limitations in the Rights Agreement.

At any time after the occurrence of a Flip-In Event and prior to a person’s becoming the beneficial owner of 50% or more of the shares of Common Stock then outstanding or the occurrence of a Flip-Over Event, the Company may exchange the Rights (other than Rights owned by an Acquiring Person or an affiliate or an associate of an Acquiring Person, which will have become void), in whole or in part, at an exchange ratio of one share of Common Stock, and/or other equity securities deemed to have the same value as one share of Common Stock, per Right, subject to adjustment.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

15.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, ASC 820-10 did not have a material impact on the Company’s financial statements. In February 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delays the effective date of ASC 820-10 for all non-financial assets and non-financial

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of ASC 820-10-15-1A to have a material impact on its financial statements.

In February 2007, the FASB issued ASC 825-10, “Financial Instruments.” ASC 825-10 provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information.” ASC 825-10-65-1 requires fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 became effective for the Company as of June 15, 2009. The adoption of this standard did not have a material impact on its financial statements.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009. The adoption of ASC 855-10 did not have a material impact on its financial statements. The Company has evaluated events subsequent to its balance sheet date (September 30, 2009) through the issue date of this Form 10-K (November 30, 2009) and concluded that no significant subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The Codification did not change GAAP but reorganizes the literature. ASC 105-10 became effective for the Company for the year ended September 30, 2009. The adoption of this standard did not have an impact on the Company’s financial statements.

16.	Subsequent Events

The Company has evaluated events subsequent to the balance sheet date (September 30, 2009) through the issue date of this Form 10-K (November 30, 2009) and concluded that no significant subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30

Fiscal 2008:
Operating revenues	$77,599,000	$78,363,000	$84,568,000	$84,396,000
Income from operations	$12,217,000	$13,143,000	$16,145,000	$14,922,000
Net income	$7,704,000	$8,292,000	$9,707,000	$9,304,000
Net income per common share	$1.01	$1.08	$1.27	$1.21
Net income per common share assuming dilution	$1.00	$1.07	$1.26	$1.20
Fiscal 2009:
Operating revenues	$80,216,000	$64,625,000	$52,319,000	$46,835,000
Income (loss) from operations	$12,445,000	$9,951,000	$(2,337,000)	$(2,919,000)
Net income (loss)	$7,734,000	$6,170,000	$(1,626,000)	$(2,056,000)
Net income (loss) per common share	$1.00	$0.79	$(0.21)	$(0.26)
Net income (loss) per common share assuming dilution	$0.99	$0.79	$(0.21)	$(0.26)

Net income (loss) per common share (basic) and net income (loss) per common share assuming dilution (diluted) are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Schedule II

Dawson Geophysical Company

Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts*:
Fiscal Year:
2009	$55,000	$993,000	$515,000	$533,000
2008	176,000	32,000	153,000	55,000
2007	148,000	51,000	23,000	176,000
Valuation allowance for deferred tax assets:
Fiscal Year:
2009	$70,000	$(12,000)	$—	$58,000
2008	88,000	(18,000)	—	70,000
2007	90,000	(2,000)	—	88,000

*	Deductions related to allowance for doubtful accounts represent amounts that have been deemed uncollectible and written off by the Company.

INDEX TO EXHIBITS

Number		Exhibit

3.1		Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 (File No. 000-10144) and incorporated herein by reference).
3.3		Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
4.1		Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).
10	.3†	Form of Restricted Stock Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10	.4†	Form of Stock Option Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10	.5†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.6†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.7†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.8†	Description of Profit Sharing Plan (filed on September 29, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.9†	Summary of Non-Employee Director Compensation (filed on February 9, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10.10		Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10.11		Master Geophysical Data Acquisition Agreement between SandRidge Energy, Inc. and the Company, dated December 19, 2006 (filed on February 9, 2009 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10.12		Master Service Contract between Chesapeake Operating, Inc. and the Company, dated December 18, 2003 (filed on February 9, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10.13		Revolving Line of Credit Loan Agreement, dated June 2, 2009, between the Company and Western National Bank (filed on June 5, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10.14		Security Agreement, dated June 2, 2009, between the Company and Western National Bank (filed on June 5, 2009 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

Number		Exhibit

23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.