Form 10-Q
period 2009-12-31
DAWSON GEOPHYSICAL CO
filed 2010-02-08
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                     to
Commission File No. 0-34404
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 8, 2010
Common Stock, $.33 1/3 par value	7,817,756 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008

Operating revenues	$36,330,000	$80,216,000
Operating costs:
Operating expenses	34,719,000	59,015,000
General and administrative	1,854,000	2,155,000
Depreciation	6,477,000	6,601,000

	43,050,000	67,771,000

Income (loss) from operations	(6,720,000)	12,445,000
Other income:
Interest income	30,000	78,000
Other income	2,000	38,000

Income (loss) before income tax	(6,688,000)	12,561,000

Income tax benefit (expense)	2,472,000	(4,827,000)

Net income (loss)	$(4,216,000)	$7,734,000

Net income (loss) per common share	$(0.54)	$1.00

Net income (loss) per common share-assuming dilution	$(0.54)	$0.99

Weighted average equivalent common shares outstanding	7,771,791	7,701,766

Weighted average equivalent common shares outstanding-assuming dilution	7,771,791	7,805,209

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	December 31	September 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,731,000	$36,792,000
Short-term investments	25,192,000	25,267,000
Accounts receivable, net of allowance for doubtful accounts of $639,000 in December 2009 and $533,000 in September 2009	35,920,000	40,106,000
Prepaid expenses and other assets	11,259,000	7,819,000
Current deferred tax asset	1,149,000	1,694,000

Total current assets	111,251,000	111,678,000

Property, plant and equipment	240,546,000	240,820,000
Less accumulated depreciation	(121,606,000)	(115,341,000)

Net property, plant and equipment	118,940,000	125,479,000

Total assets	$230,191,000	$237,157,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,346,000	$6,966,000
Accrued liabilities:
Payroll costs and other taxes	1,988,000	2,720,000
Other	8,760,000	10,600,000
Deferred revenue	1,643,000	2,230,000

Total current liabilities	19,737,000	22,516,000

Deferred tax liability	16,113,000	16,262,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,817,756 and 7,822,994 shares issued and outstanding in each period	2,606,000	2,608,000
Additional paid-in capital	89,387,000	89,220,000
Other comprehensive income, net of tax	31,000	18,000
Retained earnings	102,317,000	106,533,000

Total stockholders’ equity	194,341,000	198,379,000

Total liabilities and stockholders’ equity	$230,191,000	$237,157,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,216,000)	$7,734,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,477,000	6,601,000
Noncash compensation	540,000	424,000
Deferred income tax expense (benefit)	391,000	(348,000)
Provision for bad debts	106,000	245,000
Other	(200,000)	51,000

Change in current assets and liabilities:
Decrease in accounts receivable	4,080,000	2,610,000
Increase in prepaid expenses and other assets	(3,440,000)	(763,000)
Increase (decrease) in accounts payable	380,000	(7,495,000)
Decrease in accrued liabilities	(2,572,000)	(440,000)
(Decrease) increase in deferred revenue	(587,000)	1,742,000

Net cash provided by operating activities	959,000	10,361,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of short-term investments	(4,984,000)	—
Proceeds from maturity of short-term investments	5,000,000	—
Proceeds from disposal of assets	5,000	14,000
Partial proceeds on fire insurance claim	—	1,000,000
Capital expenditures	(41,000)	(3,957,000)

Net cash used in investing activities	(20,000)	(2,943,000)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

Net increase in cash and cash equivalents	939,000	7,418,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,792,000	8,311,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,731,000	$15,729,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$121,000	$538,000

NONCASH INVESTING ACTIVITIES:
Unrealized gain on investments	$49,000	$—
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2009.
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
     Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At December 31, 2009 and 2008, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company generally invests in short-term U.S. Treasury Securities, however, currently also has funds invested in FDIC guaranteed bonds. The Company believes all of its investments are low risk investments. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
     Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients.

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
     Depreciable Lives of Property, Plant and Equipment. Property, plant and equipment are capitalized at historical cost and depreciated over the useful lives of the assets. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the assets. As circumstances change and new information becomes available, these estimates could change.
     Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.
     Tax Accounting. The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes.
     Stock-Based Compensation. The Company accounts for stock-based compensation awards, including stock options and restricted stock, using the fair value method and recognizes compensation cost, net of forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.
     Reclassifications. Certain prior year amounts have been reclassified in the current year in order to be consistent with the current year presentation.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, ASC 820-10 did not have a material impact on the Company’s financial statements. In February 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective at the beginning of fiscal 2010, the Company adopted the FASB authoritative guidance for non-financial assets and non-financial liabilities. The adoption for non-financial assets and non-financial liabilities did not have a material impact on the Company’s financial statements.

3. SHORT-TERM INVESTMENTS
     The components of the Company’s short-term investments for September 30, 2009 and December 31, 2009 are as follows:

	As of September 30, 2009 (in 000’s)
					Estimated Fair
	Amortized Cost	Unrealized Gains		Unrealized Losses	Value
Short-term investments:
U.S. Treasury bills	$9,987	$7		$—	$9,994
U.S. Treasury notes	10,153	20		—	10,173
FDIC guaranteed bonds	5,096	4		—	5,100

Total	$25,236	$31	(a)	$—	$25,267

(a)	Other comprehensive income reflected on the Balance Sheet reflects unrealized gains net of the tax effect of approximately $13,000.

	As of December 31, 2009 (in 000’s)
					Estimated Fair
	Amortized Cost	Unrealized Gains		Unrealized Losses	Value
Short-term investments:
U.S. Treasury bills	$9,981	$1		$—	$9,982
U.S. Treasury notes	10,091	34		—	10,125
FDIC guaranteed bonds	5,071	14		—	5,085

Total	$25,143	$49	(a)	$—	$25,192

(a)	Other comprehensive income reflected on the Balance Sheet reflects unrealized gains net of the tax effect of approximately $18,000.
     The Company’s existing short-term investments have contractual maturities ranging from April 2010 to December 2010. One of the Company’s U.S. Treasury bills matured during the quarter ended December 31, 2009. The maturity value of $5,000,000 was used to purchase a new U.S. Treasury bill at a cost of approximately $4,984,000. These investments have been classified as available-for-sale.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At September 30, 2009 and December 31, 2009, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.
     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.
     The fair value measurements of these short-term investments were determined using the following inputs:

	As of September 30, 2009 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$9,994	$9,994	$—	$—
U.S. Treasury notes	10,173	10,173	—	—
FDIC guaranteed bonds	5,100	5,100	—	—

Total	$25,267	$25,267	$—	$—

	As of December 31, 2009 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$9,982	$9,982	$—	$—
U.S. Treasury notes	10,125	10,125	—	—
FDIC guaranteed bonds	5,085	5,085	—	—

Total	$25,192	$25,192	$—	$—

     Investments in U.S. Treasury bills and notes and FDIC guaranteed bonds classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date.
5. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of December 31, 2009 and February 8, 2010. The Company has not utilized the line of credit loan agreement since it paid off the entire outstanding balance as of September 30, 2008.
6. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the quarters ended December 31, 2009 and 2008 is summarized below.
Incentive Stock Options:
     The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility. The expected term represents the average period that the Company expects stock options to be outstanding and is determined based on the Company’s historical experience. The risk free interest rate used by the Company as the discounting interest rate is based on the U.S. Treasury rates on the grant date for securities with maturity dates of approximately the expected term. As the Company has not historically declared dividends and does not expect to declare dividends over the near term, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model. Options granted by the Company vest in equal installments annually over four years from the date of grant and expire ten years from the date of the grant. Compensation cost is recognized on a straight-line basis as the options vest.
     No options were granted during the quarter ended December 31, 2009. The Company granted 152,000 stock option awards to officers and employees during the quarter ended December 31, 2008. There were no options exercised during the three months ended December 31, 2009 and 2008.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the three months ended December 31, 2009 and 2008, there were no excess tax benefits from disqualifying dispositions of options.
     The Company recognized compensation expense associated with stock option awards of $93,000 and $41,000 during the three months ended December 31, 2009 and 2008, respectively. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
Stock Awards:
     There were no restricted stock awards granted to employees in the first quarter of fiscal 2010 or 2009.
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

     The Company recognized compensation expense of $262,000 during the quarter ended December 31, 2009 and $292,000 during the quarter ended December 31, 2008 related to restricted stock awards. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
     The Company granted 8,140 shares with immediate vesting to outside directors during the quarter ended December 31, 2009 as compensation and 5,000 shares with immediate vesting to outside directors during the quarter ended December 31, 2008 as compensation. The grant date fair value equaled $22.11 and $18.19 in each quarter, respectively. The Company recognized expense of $180,000 and $91,000 during the quarters ended December 31, 2009 and 2008, respectively. These amounts are included in general and administrative costs in the Statements of Operations.
7. COMMITMENTS AND CONTINGENCIES
     On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $2,900,000 net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The total cost to repair landowner damages was approximately $1,800,000. In November 2008 and February 2009, the Company received insurance proceeds for equipment losses sustained by the Company during the fire and for the Company’s debris pick-up costs. In December 2009, the Company received insurance proceeds for all costs incurred to repair landowner damages.
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
     During the quarter ended March 31, 2009, one of the Company’s clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2009 this client had an accounts receivable balance with the Company of approximately $1.0 million. The Company increased its allowance for doubtful accounts during the second quarter of fiscal 2009 to cover estimated exposures related to this bankruptcy.
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2009.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,063	$546	$505	$12	$—

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $146,000 and $140,000 for the periods ended December 31, 2009 and 2008, respectively.
     As of December 31, 2009, the Company recognized unused letters of credit totaling $4,080,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
8. SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to the balance sheet date (December 31, 2009) through the issue date of this Form 10-Q (February 8, 2010) and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

9. NET INCOME (LOSS) PER COMMON SHARE
     Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income (loss) per common share.

	Three Months Ended
	December 31,
	2009	2008
NUMERATOR:
Net income (loss) and numerator for basic and diluted net income (loss) per common share-income available to common shareholders	$(4,216,000)	$7,734,000

DENOMINATOR:
Denominator for basic net income (loss) per common share-weighted average common shares	7,771,791	7,701,766
Effect of dilutive securities-employee stock options and restricted stock grants	—	103,443

Denominator for diluted net income (loss) per common share-adjusted weighted average common shares and assumed conversions	7,771,791	7,805,209

Net income (loss) per common share	$(0.54)	$1.00

Net income (loss) per common share-assuming dilution	$(0.54)	$0.99

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.
Forward Looking Statements
     Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, limited number of customers, credit risk related to our customers, asset impairments, the availability of capital resources and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2009 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
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

     Our strong results from 2004 through 2008 were directly related to increases in exploration activities for domestic oil and natural gas reserves by the petroleum industry during this period. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown, and during 2009 many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry in general during 2009 as well as downward pressure on the prices we charge our customers for our services. In order to better align our crew capacity with reduced demand and to reduce short term-utilization issues, we reduced the number of data acquisition crews we operated from sixteen at the end of fiscal 2008 to nine in October 2009. During the end of calendar 2009 we began to experience an increase in demand for our services across a number of oil and natural gas basins. While the Company remains in a competitive pricing environment and the pace of future economic activity remains uncertain, the recent increase in demand has mitigated somewhat our short-term utilization issues and allowed us to redeploy two previously out of service data acquisition crews during January 2010, bringing the number of currently operating crews to eleven.
     Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we experienced a reduction in operating revenues and operating costs during calendar 2009, and we anticipate that, despite the recent increase in demand from the low levels of 2009, such reductions will continue into calendar 2010, and possibly beyond, depending on future market prices for oil and natural gas and the level of domestic exploration spending. In light of continuing market difficulties, we are maintaining our focus and efforts on reducing costs, limiting capital expenditures and maintaining our financial strength. Equipment and key personnel from crews taken out of service will be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits or equipment failure. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may partially offset the impact of reduced demand and anticipated contract price weaknesses. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of eleven data acquisition crews into the middle of calendar 2010.
     During the years prior to the 2009 economic slowdown, we made significant investments in seismic data acquisition equipment, with much of that equipment incorporating new and improved technologies. As we continue to integrate the new equipment into our operations, including the OYO GSR recording equipment purchased in February 2010, we will continue to closely monitor our entire equipment base for the purpose of evaluating the remaining useful life of our older equipment and to assess possible impairment. There are numerous uncertainties factored into the estimates of the life cycle of a seismic recording system, including the future cash flows estimated to be generated by a particular system. Estimated cash flows can be affected by the decreases in oil and natural gas prices, reduced demand for our services and competitive pricing environment that we have experienced since the beginning of 2009 as well as by technological advances in seismic data acquisition equipment and reductions in future utilization resulting from the expected size and geographical location of future prospects. If we were to determine that the useful life of our older equipment, particularly our MRX equipment, is shorter than the remaining expected life currently recorded, or if we were to determine that the future undiscounted cash flows of any recording system were less than current net book value, we would be required to accelerate depreciation on the equipment or write down the value of the equipment. At December 31, 2009, we determined that no write down of value related to our equipment was necessary. While we do not currently anticipate a full impairment of our MRX equipment, the full net book value of our MRX equipment at December 31, 2009 was approximately $3.5 million. Any write down or any accelerated depreciation of our equipment would have a negative affect on our results of operations in the period in which the write down was recorded or the accelerated depreciation taken. See “Impairment of Long-Lived Assets” included in “Critical Accounting Policies.”
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

Results of Operations
     Operating Revenues. Our operating revenues for the first three months of fiscal 2010 decreased 55% to $36,330,000 from $80,216,000 for the first three months of fiscal 2009. The revenue decrease in the quarter was primarily the result of previously announced reductions in active crew count during the second quarter of fiscal 2009 (four crews), the third quarter of fiscal 2009 (two crews) and an additional crew reduction in the first quarter of fiscal 2010, a more competitive pricing environment, substantially lower utilization rates for remaining crews and increased downtime for weather interruptions, especially in October and December. Included in the first quarter revenues are continued high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access. We are reimbursed for these charges by our clients.
     Operating Costs. Operating expenses for the three months ended December 31, 2009 decreased 41% to $34,719,000 as compared to $59,015,000 for the same period of fiscal 2009 primarily as a function of the decrease in revenue discussed above. As we have experienced reductions in our active crew count, we have retained our key technical and operational employees to allow us to capitalize on opportunities as they emerge. As discussed above, reimbursed expenses have a similar impact on operating costs.
     General and administrative expenses for the quarter ended December 31, 2009 were approximately 5.1% of revenues as compared to 2.7% for the comparable quarter of fiscal 2009. The ratio of general and administrative expenses to revenue increased in the first quarter of fiscal 2010 due to the substantial decrease in revenues compared to the same quarter of the prior year which outpaced the decline in general and administrative expenses over the same period. The dollar amount decrease to $1,854,000 during the first quarter of fiscal 2010 from $2,155,000 during the first quarter of fiscal 2009 reflects our lower level of operating costs during the quarter. Included in general and administrative expense in the current period is an increase of $106,000 in the allowance for doubtful accounts primarily reflecting an increased number of days in accounts receivable.
     Depreciation for the three months ended December 31, 2009 totaled $6,477,000 compared to $6,601,000 for the three months ended December 31, 2008. The decrease in depreciation expense is the result of limiting capital expenditures to necessary maintenance capital requirements in the last three quarters of fiscal 2009 and the first quarter of fiscal 2010. In the current environment of limited capital expenditures, depreciation expense is expected to remain relatively constant throughout fiscal 2010.
     Our total operating costs for the first three months of fiscal 2010 were $43,050,000, a decrease of 36.5% from $67,771,000 for the first three months of fiscal 2009. This decrease in the first quarter was primarily due to the factors described above.
     Taxes. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest and penalties related to uncertain tax positions as part of income tax expense.
     Income tax benefit was $2,472,000 for the three months ended December 31, 2009 compared to income tax expense of $4,827,000 for the three months ended December 31, 2008. The effective tax rates for the income tax provision for the three months ended December 31, 2009 and 2008 were approximately 37.0% and 38.4%, respectively. Our effective tax rates differ from the statutory federal rate of 35.0% for certain items, such as state and local taxes, non-deductible expenses, expenses related to stock-based compensation that was not expected to result in a tax deduction and changes in reserves for uncertain tax positions.
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
     Cash Flows. Net cash provided by operating activities was $959,000 for the first three months of fiscal 2010 and $10,361,000 for the first three months of fiscal 2009. These amounts primarily reflect our revenues and the effects of depreciation resulting from our significant capital expenditures over the last few years and the working capital components including a decrease in accounts receivable. The decrease in revenues during the first quarter of fiscal 2010, as discussed above, was not matched by a decrease in operating expenses such that margins and net results from operating activities were negatively affected.

     Net cash used in investing activities was $20,000 in the three months ended December 31, 2009 and $2,943,000 in the three months ended December 31, 2008. In fiscal 2010, we reinvested the proceeds of a matured treasury investment. The net cash used in investing activities in fiscal 2009 primarily represents capital expenditures made with cash generated from operations.
     We had no cash flows from financing activities in the first quarter of fiscal 2010 or the first quarter of fiscal 2009.
     Capital Expenditures. Capital expenditures of $41,000 during the first three months of fiscal 2010 represented maintenance capital items. Capital expenditures during the first three months of fiscal 2009 of $3,575,000 represented the purchase of an ARAM ARIES II recording system.
     Our Board of Directors approved an initial fiscal 2010 budget of $10,000,000, $6,100,000 of which was used to purchase a 2,000-station OYO GSR four-channel recording system along with three-component geophones and the remainder to meet necessary maintenance requirements during fiscal 2010. The addition of the OYO GSR recording equipment will allow us to record 6,000 channels of cable-less multi-component data or up to 8,000 channels of conventional seismic data, either as a stand-alone system or as added channel count and increased flexibility for our ARAM recording systems. We believe these additions will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images. The Company took delivery of the OYO equipment on February 1, 2010 and deployed the system in the first week of February in a multi-component mode as part of a larger conventional 3-D seismic data acquisition project utilizing an ARAM system.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of December 31, 2009 and February 8, 2010. We have not utilized the line of credit loan agreement since we paid off the entire outstanding balance as of September 30, 2008.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2009.

	Payments Due by Period (in 000’s)
		Within			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,063	$546	$505	$12	$—

     We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through cash flow from operations, cash on hand and through borrowings under our revolving line of credit. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business including the demand for our seismic services from clients.

Off-Balance Sheet Arrangements
     As of December 31, 2009, we had no off-balance sheet arrangements.
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
     Concentrations of Credit Risk. Financial instruments that potentially expose us to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At December 31, 2009 and 2008, we had deposits with domestic banks in excess of federally insured limits. We believe the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. We invest funds overnight under a repurchase agreement with our bank which is collateralized by securities of the United States Federal agencies. We generally invest in short-term U.S. Treasury Securities, however, currently we also have funds invested in FDIC guaranteed bonds. We believe all of our investments are low risk investments. Our sales are to clients whose activities relate to oil and natural gas exploration and production. We generally extend unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. We closely monitor extensions of credit and may negotiate payment terms that mitigate risk.
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
     Allowance for Doubtful Accounts. We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs and our current customer base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.
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
     Depreciable Lives of Property, Plant and Equipment. Our property, plant and equipment are capitalized at historical cost and depreciated over the useful lives of the assets. Our estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the assets. As circumstances change and new information becomes available, these estimates could change. We amortize these capitalized items using the straight-line method. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.
     Tax Accounting. We account for our income taxes by recognizing amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, ASC 820-10 did not have a material impact on our financial statements. In February 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective at the beginning of fiscal 2010, we adopted the FASB authoritative guidance for non-financial assets and non-financial liabilities. The adoption for non-financial assets and non-financial liabilities did not have a material impact on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. Our revolving line of credit carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At December 31, 2009, we had no balances outstanding on our revolving line of credit. The contractual maturities of our short-term investments held at December 31, 2009 range from April 2010 to December 2010. Our short-term investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: February 8, 2010	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: February 8, 2010	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

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