Form 10-Q
period 2010-03-31
DAWSON GEOPHYSICAL CO
filed 2010-05-07
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 7, 2010
Common Stock, $.33 1/3 par value	7,817,756 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Operating revenues	$48,585,000	$64,625,000	$84,915,000	$144,841,000
Operating costs:
Operating expenses	44,428,000	45,737,000	79,147,000	104,752,000
General and administrative	1,792,000	2,408,000	3,646,000	4,563,000
Depreciation	6,695,000	6,529,000	13,172,000	13,130,000

	52,915,000	54,674,000	95,965,000	122,445,000

(Loss) income from operations	(4,330,000)	9,951,000	(11,050,000)	22,396,000
Other income:
Interest income	28,000	62,000	58,000	140,000
Other income	95,000	272,000	97,000	310,000

(Loss) income before income tax	(4,207,000)	10,285,000	(10,895,000)	22,846,000

Income tax benefit (expense)	1,501,000	(4,115,000)	3,973,000	(8,942,000)

Net (loss) income	$(2,706,000)	$6,170,000	$(6,922,000)	$13,904,000

Net (loss) income per common share	$(0.35)	$0.79	$(0.89)	$1.78

Net (loss) income per common share-assuming dilution	$(0.35)	$0.79	$(0.89)	$1.78

Weighted average equivalent common shares outstanding	7,779,256	7,799,744	7,775,483	7,797,986

Weighted average equivalent common shares outstanding -assuming dilution	7,779,256	7,850,508	7,775,483	7,824,202

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,117,000	$36,792,000
Short-term investments	30,123,000	25,267,000
Accounts receivable, net of allowance for doubtful accounts of $639,000 in March 2010 and $533,000 in September 2009	54,009,000	40,106,000
Prepaid expenses and other assets	7,143,000	7,819,000
Current deferred tax asset	921,000	1,694,000

Total current assets	111,313,000	111,678,000

Property, plant and equipment	246,333,000	240,820,000
Less accumulated depreciation	(118,322,000)	(115,341,000)

Net property, plant and equipment	128,011,000	125,479,000

Total assets	$239,324,000	$237,157,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,894,000	$6,966,000
Accrued liabilities:
Payroll costs and other taxes	3,160,000	2,720,000
Other	9,822,000	10,600,000
Deferred revenue	1,512,000	2,230,000

Total current liabilities	31,388,000	22,516,000

Deferred tax liability	15,987,000	16,262,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,817,756 and 7,822,994 shares issued and outstanding in each period	2,606,000	2,608,000
Additional paid-in capital	89,690,000	89,220,000
Other comprehensive income, net of tax	42,000	18,000
Retained earnings	99,611,000	106,533,000

Total stockholders’ equity	191,949,000	198,379,000

Total liabilities and stockholders’ equity	$239,324,000	$237,157,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,922,000)	$13,904,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	13,172,000	13,130,000
Noncash compensation	840,000	818,000
Deferred income tax expense	486,000	816,000
Provision for bad debts	156,000	1,169,000
Other	(273,000)	(8,000)

Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(14,059,000)	17,312,000
Decrease (increase) in prepaid expenses and other assets	676,000	(649,000)
Increase (decrease) in accounts payable	9,490,000	(3,496,000)
Decrease in accrued liabilities	(338,000)	(5,854,000)
(Decrease) increase in deferred revenue	(718,000)	1,149,000

Net cash provided by operating activities	2,510,000	38,291,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital additions summarized below in noncash investing activities	(15,220,000)	(3,986,000)
Proceeds from disposal of assets	6,000	89,000
Proceeds from maturity of short-term investments	5,000,000	—
Acquisition of short-term investments	(9,971,000)	—
Partial proceeds on fire insurance claim	—	2,843,000

Net cash used in investing activities	(20,185,000)	(1,054,000)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

Net (decrease) increase in cash and cash equivalents	(17,675,000)	37,237,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,792,000	8,311,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,117,000	$45,548,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$121,000	$9,686,000
Cash received during the period for income taxes	$6,000,000	$—

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$438,000	$—
Equipment purchase through reduction of insurance proceeds	$—	$638,000
Equipment purchase through asset trade in	$2,170,000	$—
Unrealized gain on investments	$37,000	$—
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year.
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
     Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At March 31, 2010 and September 30, 2009, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company generally invests in short-term U.S. Treasury Securities; however, the Company currently also has funds invested in FDIC guaranteed bonds. The Company believes all of its investments are low risk investments. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, ASC 820-10 did not have a material impact on the Company’s financial statements. In February 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities such as asset impairments, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective at the beginning of fiscal 2010, the Company adopted the FASB authoritative guidance for non-financial assets and non-financial liabilities. The adoption for non-financial assets and non-financial liabilities did not have a material impact on the Company’s financial statements.

     In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820)” as new guidance and clarification for improving disclosures about fair value measurements. ASU 2010-06 requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. The new disclosures and clarifications of existing disclosures were effective for the Company as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.
     In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (Topic 855)” allowing SEC filers to remove the date through which subsequent events have been reviewed. ASU 2010-09 became effective upon issuance, and the adoption of this guidance did not have a material impact on the Company’s financial statements.
3. SHORT-TERM INVESTMENTS
     The components of the Company’s short-term investments for March 31, 2010 and September 30, 2009 are as follows:

	As of March 31, 2010 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated Fair
	Cost	Gains		Losses	Value
Short-term investments:
U.S. Treasury bills	$14,980	$—		$1	$14,979
U.S. Treasury notes	10,029	47		—	10,076
FDIC guaranteed bonds	5,047	21		—	5,068

Total	$30,056	$68	(a)	$1	$30,123

(a)	Other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $25,000.

	As of September 30, 2009 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated Fair
	Cost	Gains		Losses	Value
Short-term investments:
U.S. Treasury bills	$9,987	$7		$—	$9,994
U.S. Treasury notes	10,153	20		—	10,173
FDIC guaranteed bonds	5,096	4		—	5,100

Total	$25,236	$31	(a)	$—	$25,267

(a)	Other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $13,000.
     The Company’s existing short-term investments have contractual maturities ranging from April 2010 to January 2011. These investments have been classified as available-for-sale.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At March 31, 2010 and September 30, 2009, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.
     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.

     The fair value measurements of these short-term investments were determined using the following inputs:

	As of March 31, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$14,979	$14,979	$—	$—
U.S. Treasury notes	10,076	10,076	—	—
FDIC guaranteed bonds	5,068	5,068	—	—

Total	$30,123	$30,123	$—	$—

	As of September 30, 2009 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$9,994	$9,994	$—	$—
U.S. Treasury notes	10,173	10,173	—	—
FDIC guaranteed bonds	5,100	5,100	—	—

Total	$25,267	$25,267	$—	$—

     Investments in U.S. Treasury bills and notes and FDIC guaranteed bonds classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date.
5. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of March 31, 2010. The Company has not utilized the line of credit loan agreement since it paid off the entire outstanding balance as of September 30, 2008.
6. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the three months and six months ended March 31, 2010 and 2009 is summarized below.
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
     No options were granted during the six months ended March 31, 2010 or the quarter ended March 31, 2009. The Company granted 152,000 stock option awards to officers and employees during the quarter ended December 31, 2008. There were no options exercised during the six months ended March 31, 2010 and 2009.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the six months ended March 31, 2010 and 2009, there were no excess tax benefits from disqualifying dispositions of options.
     The Company recognized compensation expense associated with stock option awards of $182,000 and $122,000 during the six months ended March 31, 2010 and 2009, respectively. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
Stock Awards:
     There were no restricted stock awards granted to employees in the first or second quarters of fiscal 2010 or 2009.
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
     The Company recognized compensation expense of $478,000 during the first six months of fiscal 2010 and $605,000 during the first six months of fiscal 2009 related to restricted stock awards. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
     The Company granted 8,140 shares with immediate vesting to outside directors during the first quarter of fiscal 2010 as compensation and 5,000 shares with immediate vesting to outside directors during the first quarter of fiscal 2009 as compensation. The grant date fair value equaled $22.11 and $18.19 in each quarter, respectively. The Company recognized expense of $180,000 and $91,000 during the quarters ended December 31, 2009 and 2008, respectively. These amounts are included in general and administrative costs in the Statements of Operations.
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

     During the quarter ended March 31, 2009, one of the Company’s clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company increased its allowance for doubtful accounts during the second quarter of fiscal 2009 to cover estimated exposures related to this bankruptcy. As of March 31, 2010 this client had an accounts receivable balance with the Company of approximately $1.0 million, and the estimated exposure remains unchanged.
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of March 31, 2010.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,706	$576	$708	$326	$96

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $292,000 and $283,000 for the six months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, the Company had unused letters of credit totaling $4,080,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
8. SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to the balance sheet date (March 31, 2010) through the issue date of this Form 10-Q and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.
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
     The following table sets forth the computation of basic and diluted net income (loss) per common share.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
NUMERATOR:
Net (loss) income and numerator for basic and diluted net (loss) income per common share-income available to common shareholders	$(2,706,000)	$6,170,000	$(6,922,000)	$13,904,000

DENOMINATOR:
Denominator for basic net (loss) income per common share-weighted average common shares	7,779,256	7,799,744	7,775,483	7,797,986
Effect of dilutive securities-employee stock options and restricted stock grants	—	50,764	—	26,216

Denominator for diluted net (loss) income per common share-adjusted weighted average common shares and assumed conversions	7,779,256	7,850,508	7,775,483	7,824,202

Net (loss) income per common share	$(0.35)	$0.79	$(0.89)	$1.78

Net (loss) income per common share-assuming dilution	$(0.35)	$0.79	$(0.89)	$1.78

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
     Our strong results from 2004 through 2008 were directly related to increases in exploration activities for domestic oil and natural gas reserves by the petroleum industry during this period. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown, and during 2009 many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry in general during 2009 as well as downward pressure on the prices we charge our customers for our services. In order to better align our crew capacity with reduced demand and to reduce short term-utilization issues, we reduced the number of data acquisition crews we operated from sixteen at the end of fiscal 2008 to nine in October 2009. During the end of calendar 2009, we began to experience an increase in demand for our services across a number of oil and natural gas basins. While the Company remains in a competitive pricing environment and the pace of future economic activity remains uncertain, the recent increase in demand has somewhat mitigated our short-term utilization issues and allowed us to redeploy two previously out of service data acquisition crews during January 2010, bringing the number of currently operating crews to eleven.
     Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we experienced a reduction in operating revenues and operating costs during calendar 2009. We anticipate that, despite the recent increase in demand from the low levels of 2009, such reductions will continue through calendar 2010, and possibly beyond, depending on future market prices for oil and natural gas and the level of domestic exploration spending. In light of continuing market difficulties, we are maintaining our focus and efforts on reducing costs, limiting capital expenditures and maintaining our financial strength. Equipment and key personnel from crews taken out of service continue to be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of eleven data acquisition crews well into calendar 2010.
     While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients, the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits or equipment failure, and whether we enter into turnkey or day rate contracts with our clients. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may partially offset the impact of reduced demand and anticipated contract price weaknesses. During the second quarter, a majority of our client contracts were turnkey contracts. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and other crew downtime.
     During the years prior to the 2009 economic slowdown, we made significant investments in seismic data acquisition equipment, with much of that equipment incorporating new and improved technologies. As we continue to integrate the new equipment into our operations, including the OYO GSR recording equipment purchased in February 2010, we will continue to closely monitor our entire equipment base for the purpose of evaluating the remaining useful lives of our older equipment and to assess possible impairment. There are numerous uncertainties factored into the estimates of the life cycle of a seismic recording system including the future cash flows estimated to be generated by a particular system. Estimated cash flows can be affected by changes in oil and natural gas prices, reduced demand for our services, a competitive pricing environment as we have experienced since the beginning of 2009, technological advances in seismic data acquisition equipment and reductions in future utilization resulting from the expected size and geographical location of future prospects.
     While the markets for oil and natural gas have been very volatile and are likely to continue to be volatile in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions do not improve or were to worsen, our customers do not increase their capital expenditures or there is a significant sustained drop in oil and natural gas prices, it could result in continued diminished demand for our seismic services, may cause continued downward pressure on the prices we charge and could continue to affect our results of operations. Because a majority of our current clients are focused on the exploration for and production of natural gas, a continued pressure on the price of natural gas in particular could have a negative effect on the demand for our services. In recent quarters this risk has been mitigated somewhat as we have experienced increased demand for our services in several oil producing basins based on oil prices that began to rebound in the second and third quarters of fiscal 2009.
Results of Operations
     Operating Revenues. Our operating revenues for the first six months of fiscal 2010 decreased 41% to $84,915,000 from $144,841,000 for the first six months of fiscal 2009. For the three months ended March 31, 2010, operating revenues totaled $48,585,000 as compared to $64,625,000 for the same period of fiscal 2009, a 25% decrease. The revenue decreases in the second quarter and the first six months of fiscal 2010 compared to the same periods of fiscal 2009 were primarily the result of previously announced reductions in active crew count from sixteen to nine beginning in the second quarter of fiscal 2009 (four crews), third quarter of fiscal 2009 (two crews), and first quarter of fiscal 2010 (one crew), a more competitive pricing environment, substantially lower utilization rates of the remaining crews and increased downtime for weather. Our financial performance in the second fiscal quarter of 2010 improved compared to our performance in the first fiscal quarter as a result of increased demand for our services and higher crew utilization rates during the second quarter despite extremely difficult weather conditions during the second quarter, particularly heavy snowfalls in the northern and northeastern regions of the country along with wet and icy conditions in the mid and southern regions. As previously announced, we redeployed two seismic data acquisition crews during the second quarter bringing the number of currently active crews to eleven. Revenues in the quarter continued to include relatively high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. The high level of these charges during the second quarter was driven by increased demand levels for our services in areas with limited access. We are reimbursed for these charges by our clients.
     Operating Costs. Operating expenses for the six months ended March 31, 2010 totaled $79,147,000 as compared to $104,752,000 for the same period of fiscal 2009, a decrease of 24%. Operating expenses for the three months ended March 31, 2010 decreased 3%

to $44,428,000 as compared to $45,737,000 for the same period of fiscal 2009. The decrease for the six months period ended March 31, 2010 compared to the six month period ended March 31, 2009 was primarily due to reductions in field personnel and other expenses associated with operating data acquisition crews taken out of service during 2009 and 2010. As we have experienced reductions in our active crew count, we have retained our key technical and operational employees to allow us to capitalize on opportunities as they emerge. As discussed above, reimbursed expenses have a similar impact on operating costs.
     General and administrative expenses were 4.3% of revenues in the first six months of fiscal 2010, as compared to 3.2% of revenues in the same period of 2009. For the quarters ended March 31, 2010 and March 31, 2009, general and administrative expenses were approximately 3.7% of revenues. The ratio of general and administrative expenses to revenue increased in the first six months of fiscal 2010 compared to the same period of fiscal 2009 due to the substantial decrease in revenues between the two periods which outpaced the decline in general and administrative expenses over the same period. The dollar amount decreases to $1,792,000 during the second quarter of fiscal 2010 from $2,408,000 during the second quarter of fiscal 2009 and to $3,646,000 during the six months ended March 31, 2010 from $4,563,000 during the six months ended March 31, 2009 reflect our lower level of administrative costs in response to reduced revenues.
     Depreciation for the six months ended March 31, 2010 totaled $13,172,000 compared to $13,130,000 for the six months ended March 31, 2009. We recognized $6,695,000 of depreciation expense in the second quarter of fiscal 2010 as compared to $6,529,000 in the comparable quarter of fiscal 2009. The increases in depreciation expense in both the six month and three month periods were the result of the relatively modest capital expenditures we made during fiscal 2009 and the somewhat larger expenditures we made during the second quarter of fiscal 2010 as discussed below in “Liquidity and Capital Resources — Capital Expenditures.” We expect our depreciation expense to increase only slightly during fiscal 2010 reflecting these capital expenditures in fiscal 2009 and fiscal 2010.
     Our total operating costs for the first six months of fiscal 2010 were $95,965,000, a decrease of 22% from the first six months of fiscal 2009. For the quarter ended March 31, 2010, our operating expenses were $52,915,000 representing a 3% decrease from the comparable quarter of fiscal 2009. These decreases in the first six months and for the second quarter were primarily due to the factors described above.
     Taxes. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest and penalties related to uncertain tax positions as part of income tax expense.
     Income tax benefit was $3,973,000 for the six months ended March 31, 2010 compared to income tax expense of $8,942,000 for the six months ended March 31, 2009. The effective tax rates for the income tax provision for the six months ended March 31, 2010 and 2009 were approximately 36.5% and 39.1%, respectively. Our effective tax rates differ from the statutory federal rate of 35.0% for certain items, such as state and local taxes, non-deductible expenses, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.
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
     Cash Flows. Net cash provided by operating activities was $2,510,000 for the first six months of fiscal 2010 and $38,291,000 for the first six months of fiscal 2009. These amounts primarily reflect our decline in revenues during 2009 and the effects of depreciation resulting from our significant capital expenditures over the last few years, while the working capital components in fiscal 2009 include a decrease in accounts receivable and in fiscal 2010 include an increase in accounts receivable. Although our cash flows from accounts receivable fluctuated during this period, this did not reflect any change in our collection experience during the period as the average number of days in accounts receivable has remained at approximately fifty-five over the last twelve months. Amounts in our accounts receivable that are over sixty days represent approximately 8% of our total accounts receivables and are generally ultimately collected. As discussed above, the decrease in revenues during the first six months of fiscal 2010 was not matched by a decrease in operating expenses, and as a result, our margins and net results from operating activities were negatively affected.

     Net cash used in investing activities was $20,185,000 in the six months ended March 31, 2010 and $1,054,000 in the six months ended March 31, 2009. In fiscal 2010, we reinvested the proceeds of a matured treasury investment and invested in an additional treasury instrument. The net cash used in investing activities in both years presented primarily represents capital expenditures made with cash generated from operations.
     We had no cash flows from financing activities in the first six months of fiscal 2010 or the first six months of fiscal 2009.
     Capital Expenditures. During the quarter ended March 31, 2010, the Company’s Board of Directors approved an additional $10,000,000 capital budget for fiscal 2010, bringing the total fiscal 2010 budget to $20,000,000. At the end of the second quarter, we spent $8,007,000 after trade-in allowance on the purchase of 5,500 additional ARAM channels and 6,000 RSR channels. The purchase of additional channels reflects our clients’ continuing desire for increased channel count to provide higher resolution images and improved operational efficiencies. Total capital expenditures for the fiscal year to date are $15,658,000 including the purchase of the 2,000 stations of OYO GSR four channel three-component recording equipment reported in the first quarter. The balance of the fiscal 2010 capital budget will be used for maintenance capital requirements and the purchase of additional geophones.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of March 31, 2010 and May 7, 2010. We have not utilized the line of credit loan agreement since we paid off the entire outstanding balance as of September 30, 2008.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2010.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,706	$576	$708	$326	$96

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

Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet arrangements.
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
     Concentrations of Credit Risk. Financial instruments that potentially expose us to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At March 31, 2010 and September 30, 2009, we had deposits with domestic banks in excess of federally insured limits. We believe the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. We invest funds overnight under a repurchase agreement with our bank which is collateralized by securities of the United States Federal agencies. We generally invest in short-term U.S. Treasury Securities; however, currently we also have funds invested in FDIC guaranteed bonds. We believe all of our investments are low risk investments. Our sales are to clients whose activities relate to oil and natural gas exploration and production. We generally extend unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. We closely monitor extensions of credit and may negotiate payment terms that mitigate risk.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, ASC 820-10 did not have a material impact on our financial statements. In February 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities such as asset impairments, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective at the beginning of fiscal 2010, we adopted the FASB authoritative guidance for non-financial assets and non-financial liabilities. The adoption for non-financial assets and non-financial liabilities did not have a material impact on our financial statements.
     In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820)” as new guidance and clarification for improving disclosures about fair value measurements. ASU 2010-06 requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. The new disclosures and clarifications of existing disclosures were effective for us as of January 1, 2010. The adoption of this guidance did not have a material impact on our financial statements.
     In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (Topic 855)” allowing SEC filers to remove the date through which subsequent events have been reviewed. ASU 2010-09 became effective upon issuance, and the adoption of this guidance did not have a material impact on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. Our revolving line of credit carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At March 31, 2010, we had no balances outstanding on our revolving line of credit. The contractual maturities of our short-term investments range from April 2010 to January 2011. Our short-term investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Total Number of
			Shares Purchased as	Maximum Number of
			a Part of a	Shares That May be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under
Period	Shares Purchased (1)	per Share	Plan (2)	Plan (2)
October 1-31, 2009	13,578	$25.99	N/A	N/A

November 1-30, 2009	—	—	N/A	N/A

December 1-31, 2009	—	—	N/A	N/A

January 1-31, 2010	—	—	N/A	N/A

February 1-28, 2010	—	—	N/A	N/A

March 1-31, 2010	—	—	N/A	N/A

(1)	Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the first six months of fiscal 2010, and currently do not have, a share repurchase program in place.

ITEM 5. OTHER INFORMATION
The Annual Meeting of Stockholders was held on January 26, 2010.
The following proposals were adopted by the margins indicated:
1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
			Broker
	For	Withheld	Non-Votes
Paul H. Brown	2,536,795	2,213,738	2,097,351

L. Decker Dawson	2,539,637	2,210,897	2,097,351

Gary M. Hoover	2,552,594	2,197,939	2,097,351

Stephen C. Jumper	2,547,477	2,203,056	2,097,351

Jack D. Ladd	2,543,706	2,206,827	2,097,351

Ted R. North	2,556,327	2,194,206	2,097,351

Tim C. Thompson	2,537,367	2,213,166	2,097,351

2.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010.

For	5,954,316

Against	221,721

Abstain	671,848

ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: May 7, 2010	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: May 7, 2010	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.1A	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on August 7, 2007 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended June 30, 2007 (File No. 000-10144) and incorporated herein by reference)

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.