Form 10-Q
period 2010-06-30
DAWSON GEOPHYSICAL CO
filed 2010-08-06
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 6, 2010
Common Stock, $.33 1/3 par value	7,901,856 shares

DAWSON GEOPHYSICAL COMPANY
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$61,178,000	$52,319,000	$146,093,000	$197,160,000
Operating costs:
Operating expenses	54,098,000	46,374,000	133,245,000	151,126,000
General and administrative	1,635,000	1,761,000	5,281,000	6,324,000
Depreciation	7,016,000	6,521,000	20,188,000	19,651,000

	62,749,000	54,656,000	158,714,000	177,101,000

(Loss) income from operations	(1,571,000)	(2,337,000)	(12,621,000)	20,059,000
Other income (expense):
Interest income	20,000	73,000	78,000	213,000
Other income (expense)	126,000	(12,000)	223,000	298,000

(Loss) income before income taxes	(1,425,000)	(2,276,000)	(12,320,000)	20,570,000

Income tax benefit (expense)	406,000	650,000	4,379,000	(8,292,000)

Net (loss) income	$(1,019,000)	$(1,626,000)	$(7,941,000)	$12,278,000

Net (loss) income per common share	$(0.13)	$(0.21)	$(1.02)	$1.57

Net (loss) income per common share-assuming dilution	$(0.13)	$(0.21)	$(1.02)	$1.57

Weighted average equivalent common shares outstanding	7,779,256	7,810,592	7,776,740	7,802,186

Weighted average equivalent common shares outstanding -assuming dilution	7,779,256	7,810,592	7,776,740	7,839,324

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,207,000	$36,792,000
Short-term investments	20,056,000	25,267,000
Accounts receivable, net of allowance for doubtful accounts of $639,000 in June 2010 and $533,000 in September 2009	52,877,000	40,106,000
Prepaid expenses and other assets	8,183,000	7,819,000
Current deferred tax asset	1,062,000	1,694,000

Total current assets	109,385,000	111,678,000

Property, plant and equipment	245,862,000	240,820,000
Less accumulated depreciation	(124,091,000)	(115,341,000)

Net property, plant and equipment	121,771,000	125,479,000

Total assets	$231,156,000	$237,157,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,958,000	$6,966,000
Accrued liabilities:
Payroll costs and other taxes	1,951,000	2,720,000
Other	8,993,000	10,600,000
Deferred revenue	—	2,230,000

Total current liabilities	23,902,000	22,516,000

Deferred tax liability	16,006,000	16,262,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,817,756 and 7,822,994 shares issued and outstanding in each period	2,606,000	2,608,000
Additional paid-in capital	90,000,000	89,220,000
Accumulated other comprehensive income, net of tax	50,000	18,000
Retained earnings	98,592,000	106,533,000

Total stockholders’ equity	191,248,000	198,379,000

Total liabilities and stockholders’ equity	$231,156,000	$237,157,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,941,000)	$12,278,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,188,000	19,651,000
Noncash compensation	1,153,000	1,315,000
Deferred income tax expense	360,000	1,129,000
Excess tax benefit from share-based payment arrangement	—	(4,000)
Provision for bad debts	199,000	1,169,000
Other	(234,000)	32,000

Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(12,970,000)	21,500,000
Increase in prepaid expenses and other assets	(364,000)	(5,548,000)
Increase (decrease) in accounts payable	5,687,000	(4,101,000)
Decrease in accrued liabilities	(2,376,000)	(6,286,000)
(Decrease) increase in deferred revenue	(2,230,000)	1,373,000

Net cash provided by operating activities	1,472,000	42,508,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital additions summarized below in noncash investing activities	(16,585,000)	(4,062,000)
Proceeds from disposal of assets	499,000	101,000
Proceeds from maturity of short-term investments	15,000,000	—
Acquisition of short-term investments	(9,971,000)	(20,192,000)
Partial proceeds on fire insurance claim	—	2,843,000

Net cash used in investing activities	(11,057,000)	(21,310,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	407,000
Excess tax benefits from share-based payment arrangement	—	4,000

Net cash provided by financing activities	—	411,000

Net (decrease) increase in cash and cash equivalents	(9,585,000)	21,609,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,792,000	8,311,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,207,000	$29,920,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$797,000	$13,137,000
Cash received during the period for income taxes	$6,000,000	$—

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$305,000	$—
Equipment purchase through reduction of insurance proceeds	$—	$638,000
Equipment purchase through asset trade in	$2,170,000	$—
Unrealized gain on investments	$48,000	$—
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year.
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
     Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At June 30, 2010 and September 30, 2009, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company generally invests in short-term U.S. Treasury Securities; however, the Company currently also has funds invested in FDIC guaranteed bonds. The Company believes all of its investments are low risk investments. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
3. SHORT-TERM INVESTMENTS
     The components of the Company’s short-term investments for June 30, 2010 and September 30, 2009 are as follows:

	As of June 30, 2010 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated Fair
	Cost	Gains		Losses	Value
Short-term investments:
U.S. Treasury bills	$9,988	$3		$—	$9,991
U.S. Treasury notes	4,967	55		—	5,022
FDIC guaranteed bonds	5,021	22		—	5,043

Total	$19,976	$80	(a)	$—	$20,056

(a)	Accumulated other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $30,000.

	As of September 30, 2009 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated Fair
	Cost	Gains		Losses	Value
Short-term investments:
U.S. Treasury bills	$9,987	$7		$—	$9,994
U.S. Treasury notes	10,153	20		—	10,173
FDIC guaranteed bonds	5,096	4		—	5,100

Total	$25,236	$31	(a)	$—	$25,267

(a)	Accumulated other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $13,000.
     The Company’s existing short-term investments have contractual maturities ranging from September 2010 to January 2011. These investments have been classified as available-for-sale.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At June 30, 2010 and September 30, 2009, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.
     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.
     The fair value measurements of these short-term investments were determined using the following inputs:

	As of June 30, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$9,991	$9,991	$—	$—
U.S. Treasury notes	5,022	5,022	—	—
FDIC guaranteed bonds	5,043	5,043	—	—

Total	$20,056	$20,056	$—	$—

	As of September 30, 2009 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$9,994	$9,994	$—	$—
U.S. Treasury notes	10,173	10,173	—	—
FDIC guaranteed bonds	5,100	5,100	—	—

Total	$25,267	$25,267	$—	$—

     Investments in U.S. Treasury bills and notes and FDIC guaranteed bonds classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date.
5. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of June 30, 2010. The Company has not utilized the line of credit loan agreement since it paid off the entire outstanding balance as of September 30, 2008.
6. STOCK-BASED COMPENSATION
     The Company’s stock-based compensation activity for the nine months ended June 30, 2010 and 2009 is summarized below.
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
     No options were granted during the nine months ended June 30, 2010. The Company granted 152,000 stock option awards to officers and employees during the nine months ended June 30, 2009. There were no options exercised during the nine months ended June 30, 2010. The intrinsic value of options exercised during the nine months ended June 30, 2009 was $199,000 representing the exercise of 22,750 shares.
     Stock options issued under the Company’s stock-based compensation plans are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the nine months ended June 30, 2010 there was no excess tax benefits from disqualifying dispositions of options. For the nine months ended June 30, 2009, there was $4,000 in excess tax benefits from disqualifying dispositions of options.

     The Company recognized compensation expense associated with stock option awards of $273,000 and $222,000 during the nine months ended June 30, 2010 and 2009, respectively. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
Stock Awards:
     There were no restricted stock awards granted to employees during the nine months ended June 30, 2010 or 2009.
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
     The Company recognized compensation expense associated with restricted stock of $700,000 and $1,002,000 during the nine months June 30, 2010 and 2009, respectively. This amount is included in operating expenses and general and administrative costs in the Statements of Operations.
     The Company granted 8,140 shares with immediate vesting to outside directors during fiscal 2010 and 5,000 shares with immediate vesting to outside directors during fiscal 2009. The grant date fair value equaled $22.11 and $18.19 in each period, respectively. The Company recognized compensation expense of $180,000 and $91,000 during the quarters ended June 30, 2010 and 2009, respectively. These amounts are included in general and administrative costs in the Statements of Operations.
     On July 26, 2010 the Company granted 84,100 shares of restricted stock to employees under the 2006 Stock and Performance Incentive Plan. The fair value of the restricted stock granted was $23.33 per share. The restricted stock awards vest after three years.
7. COMMITMENTS AND CONTINGENCIES
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
     During the quarter ended March 31, 2009, one of the Company’s clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company increased its allowance for doubtful accounts during the second quarter of fiscal 2009 to cover estimated exposures related to this bankruptcy. As of June 30, 2010 this client had an accounts receivable balance with the Company of approximately $1.0 million, and the estimated exposure remains unchanged.
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Lyon Township, Michigan.
     As of June 30, 2010, the Company had unused letters of credit totaling $4,080,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

8. SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to the balance sheet date (June 30, 2010) through the issue date of this Form 10-Q and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.
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
     The following table sets forth the computation of basic and diluted net income (loss) per common share.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NUMERATOR:
Net (loss) income and numerator for basic and diluted net (loss) income per common share-income available to common shareholders	$(1,019,000)	$(1,626,000)	$(7,941,000)	$12,278,000

DENOMINATOR:
Denominator for basic net (loss) income per common share-weighted average common shares	7,779,256	7,810,592	7,776,740	7,802,186
Effect of dilutive securities-employee stock options and restricted stock grants	—	—	—	37,138

Denominator for diluted net (loss) income per common share-adjusted weighted average common shares and assumed conversions	7,779,256	7,810,592	7,776,740	7,839,324

Net (loss) income per common share	$(0.13)	$(0.21)	$(1.02)	$1.57

Net (loss) income per common share-assuming dilution	$(0.13)	$(0.21)	$(1.02)	$1.57

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
     Our strong results from 2004 through 2008 were directly related to increases in exploration activities for domestic oil and natural gas reserves by the petroleum industry during this period. The increased level of exploration was a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we experienced an increased demand for our seismic data acquisition and processing services during this period, particularly from entities seeking natural gas reserves. Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown, and during 2009 many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry in general during 2009 as well as downward pressure on the prices we charge our customers for our services. In order to better align our crew capacity with reduced demand and to reduce short term-utilization issues, we reduced the number of data acquisition crews we operated from sixteen at the end of fiscal 2008 to nine in October 2009. During the end of calendar 2009, we began to experience an increase in demand for our services across a number of oil and natural gas basins. While the Company remains in a competitive pricing environment and the pace of future economic activity remains uncertain, the recent increase in demand has somewhat mitigated our short-term utilization issues and allowed us to redeploy two previously out of service data acquisition crews during January 2010 and an additional one in June 2010, bringing the number of currently operating crews to twelve.
     Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we experienced a reduction in operating revenues and operating costs during calendar 2009. We anticipate that, despite the recent increase in demand from the low levels of 2009, such reductions may continue through calendar 2010, and possibly beyond, depending on future market prices for oil and natural gas and the level of domestic exploration spending. In light of continuing market challenges, we are maintaining our focus and efforts on reducing costs and maintaining our financial strength. Equipment and key personnel from crews taken out of service continue to be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of twelve data acquisition crews into calendar 2011.
     While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients, the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits or equipment failure, and whether we enter into turnkey or day rate contracts with our clients. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may partially offset the impact of reduced demand and anticipated contract price weaknesses. During the third quarter, a majority of our client contracts were turnkey contracts. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and other crew downtime.
     During the years prior to the 2009 economic slowdown, we made significant investments in seismic data acquisition equipment, with much of that equipment incorporating new and improved technologies. As we continue to integrate the new equipment into our operations we will continue to closely monitor our entire equipment base for the purpose of evaluating the remaining useful lives of our older equipment and to assess possible impairment. There are numerous uncertainties factored into the estimates of the life cycle of a seismic recording system including the future cash flows estimated to be generated by a particular system. Estimated cash flows can be affected by changes in oil and natural gas prices, reduced demand for our services, a competitive pricing environment as we have experienced since the beginning of 2009, technological advances in seismic data acquisition equipment and reductions in future utilization resulting from the expected size and geographical location of future prospects.
     While the markets for oil and natural gas have been very volatile and are likely to continue to be volatile in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions do not improve or were to worsen, our customers do not increase their capital expenditures or there is a significant sustained drop in oil and natural gas prices, it could result in continued diminished demand for our seismic services, may cause continued downward pressure on the prices we charge and could continue to affect our results of operations. Because a majority of our current clients are focused on the exploration for and production of natural gas, a continued pressure on the price of natural gas in particular could have a negative effect on the demand for our services. In recent quarters, this risk has been mitigated somewhat as we have experienced increased demand for our services in several oil producing basins based on oil prices that began to rebound in the second and third quarters of fiscal 2009.
Results of Operations
     Operating Revenues. Our operating revenues for the first nine months of fiscal 2010 decreased 26% to $146,093,000 from $197,160,000 for the first nine months of fiscal 2009. For the three months ended June 30, 2010, operating revenues totaled $61,178,000 as compared to $52,319,000 for the same period of fiscal 2009, a 17% increase. The revenue decrease in the first nine months of fiscal 2010 compared to the same period of fiscal 2009 was primarily the result of reductions in active crew count from 16 crews in the beginning of fiscal 2009 to nine in the first fiscal quarter of 2010, a more competitive pricing environment, substantially lower utilization rates of remaining crews and increased downtime for weather during the winter months of 2010. The revenue increase in the third quarter of fiscal 2010 compared to the same quarter of fiscal 2009 was primarily the result of increased demand for our services which led to the redeployment of two seismic data acquisition crews during the second quarter of this fiscal year and higher utilization of existing crews despite wet conditions during May and June. As a result of the improving demand for our services during the third quarter of fiscal 2010, we redeployed an additional data acquisition crew in June 2010 bringing the number of currently active crews to twelve. Revenues in the quarter continued to include relatively high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. The high level of these charges during the third quarter was driven by increased demand levels for our services in areas with limited access. We are reimbursed for these charges by our clients.

     Operating Costs. Operating expenses for the nine months ended June 30, 2010 totaled $133,245,000 as compared to $151,126,000 for the same period of fiscal 2009, a decrease of 12%. Operating expenses for the three months ended June 30, 2010 increased 17% to $54,098,000 as compared to $46,374,000 for the same period of fiscal 2009. The decrease for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 was primarily due to reductions in field personnel and other expenses associated with operating data acquisition crews taken out of service during 2009 and 2010. The increase for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, reflects the operations of the two data acquisition crews that were placed into service during the second quarter of fiscal 2010. As discussed above, reimbursed expenses have a similar impact on operating costs.
     General and administrative expenses were 3.6% of revenues in the first nine months of fiscal 2010, as compared to 3.2% of revenues in the same period of 2009. For the quarter ended June 30, 2010 general and administrative expenses were 2.7% as compared to 3.4% for the quarter ended June 30, 2009. The ratio of general and administrative expenses to revenue increased in the first nine months of fiscal 2010 compared to the same period of fiscal 2009 due to the decrease in revenues between the two periods which outpaced the decline in general and administrative expenses over the same period. The ratio decreased for the quarters ended June 30, 2009 to June 30, 2010 as a result of increased revenues during the comparable quarters and our lower level of bad debt costs during the current year.
     Depreciation for the nine months ended June 30, 2010 totaled $20,188,000 compared to $19,651,000 for the nine months ended June 30, 2009. We recognized $7,016,000 of depreciation expense in the third quarter of fiscal 2010 as compared to $6,521,000 in the comparable quarter of fiscal 2009. The increases in depreciation expense in both the nine month and three month periods were the result of the relatively modest capital expenditures we made during fiscal 2009 and the somewhat larger expenditures we made during the second quarter of fiscal 2010 as discussed below in “Liquidity and Capital Resources — Capital Expenditures.” We expect our depreciation expense to increase only slightly during fiscal 2010 reflecting these capital expenditures in fiscal 2009 and fiscal 2010.
     Our total operating costs for the first nine months of fiscal 2010 were $158,714,000, a decrease of 10% from the first nine months of fiscal 2009. For the quarter ended June 30, 2010, our operating expenses were $62,749,000 representing a 15% increase from the comparable quarter of fiscal 2009. These decreases in the first nine months and the increase in the third quarter were primarily due to the factors described above.
     Taxes. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest and penalties related to uncertain tax positions as part of income tax expense.
     Income tax benefit was $4,379,000 for the nine months ended June 30, 2010 compared to income tax expense of $8,292,000 for the nine months ended June 30, 2009. The effective tax rates for the income tax provision for the nine months ended June 30, 2010 and 2009 were approximately 35.5% and 40.3%, respectively. Our effective tax rates differ from the statutory federal rate of 35.0% for certain items, such as state and local taxes, non-deductible expenses, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.
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
     Cash Flows. Net cash provided by operating activities was $1,472,000 for the first nine months of fiscal 2010 and $42,508,000 for the first nine months of fiscal 2009. These amounts primarily reflect our decline in revenues during 2009 and the effects of depreciation resulting from our significant capital expenditures over the last few years, while the working capital components in fiscal 2009 include a decrease in accounts receivable and in fiscal 2010 include an increase in accounts receivable. Although our cash flows from accounts receivable fluctuated during this period, this did not reflect any change in our collection experience during the period as the average number of days in accounts receivable has remained at approximately fifty-five over the last twelve months. Amounts in our trade accounts receivable that are over sixty days as of June 30, 2010 represent approximately 19.73% of our total trade accounts receivables, which is relatively high compared to historical levels. The remaining outstanding trade account balances after taking into consideration payments received subsequent to June 30, 2010 and additional payments anticipated by management, is more representative of historical levels. We believe our allowance for doubtful accounts of $639,000 at June 30, 2010 is adequate to cover exposures related to the remaining trade account balances. As discussed above, the decrease in revenues during the first nine months of fiscal 2010 was not matched by a decrease in operating expenses, and as a result, our margins and net results from operating activities were negatively affected.
     Net cash used in investing activities was $11,057,000 in the nine months ended June 30, 2010 and $21,310,000 in the nine months ended June 30, 2009. In fiscal 2010, we reinvested proceeds of matured treasury investments. At June 30, 2010 a treasury note for $5,000,000 had matured and was reflected as cash on cash equivalents on our balance sheet. These funds were subsequently reinvested in a treasury bill on July 2, 2010. Capital expenditures in fiscal 2010 are discussed below. Due to market conditions, our capital expenditures in fiscal 2009 were limited to necessary maintenance capital requirements rather than investing in additional equipment as in the past few years. In fiscal 2009, cash generated from operations in excess of capital expenditures was used in the acquisition of short-term investments during the quarter ended June 30, 2009. Our short-term investments consisted of four U.S. Treasury instruments of approximately $5,000,000 each, with maturity dates ranging from December 2009 to September 2010. In fiscal 2009, we collected proceeds from an insurance claim on our equipment burned in a March 2008 wildfire.
     We had no cash flows from financing activities in the first nine months of fiscal 2010. For the nine months ended June 30, 2009, net cash provided by financing activities reflects proceeds from the exercise of stock options and the excess tax benefits from disqualifying dispositions.
     Capital Expenditures. The Company’s Board of Directors approved a $20,000,000 capital budget for fiscal 2010. Total capital expenditures for the fiscal year to date are $16,890,000, including the purchase of the 2,000 stations of OYO GSR four channel three-component recording equipment reported in the first fiscal quarter and the purchase of additional ARAM and I/O RSR channels at the end of the second fiscal quarter. The purchase of additional channels reflects our clients’ continuing desire for increased channel count to provide higher resolution images and improved operational efficiencies. The balance of the fiscal 2010 capital budget will be used for maintenance capital requirements and the purchase of additional geophones.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of June 30, 2010 and August 6, 2010. We have not utilized the line of credit loan agreement since we paid off the entire outstanding balance as of September 30, 2008.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2010.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,562	$586	$597	$324	$55

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
Off-Balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet arrangements.
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
     Concentrations of Credit Risk. Financial instruments that potentially expose us to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At June 30, 2010 and September 30, 2009, we had deposits with domestic banks in excess of federally insured limits. We believe the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. We invest funds overnight under a repurchase agreement with our bank which is collateralized by securities of the United States Federal agencies. We generally invest in short-term U.S. Treasury Securities; however, currently we also have funds invested in FDIC guaranteed bonds. We believe all of our investments are low risk investments. Our sales are to clients whose activities relate to oil and natural gas exploration and production. We generally extend unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. We closely monitor extensions of credit and may negotiate payment terms that mitigate risk.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. Our revolving line of credit carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At June 30, 2010, we had no balances outstanding on our revolving line of credit. The contractual maturities of our short-term investments range from September 2010 to January 2011. Our short-term investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold.

We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

DAWSON GEOPHYSICAL COMPANY
DATE: August 6, 2010	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 6, 2010	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number		Exhibit
3.1		Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.1	A	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2		Second Amended and Restated Bylaws of the Company (filed on July 28, 2010 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference)

4.1		Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.3	†*	Form of Restricted Stock Agreement for the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan.

31.1	*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.