Form 10-K
period 2010-09-30
DAWSON GEOPHYSICAL CO
filed 2010-11-23
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File No. 001-34404

DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

508 West Wall, Suite 800, Midland, Texas 79701
(Principal Executive Office)
Telephone Number: 432-684-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.33 and 1/3 par value	The NASDAQ Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 31, 2010, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $224,166,842.

On November 23, 2010, there were 7,902,106 shares of Dawson Geophysical Company common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on January 18, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K
For the Fiscal Year Ended September 30, 2010

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, disruptions in the global economy, industry competition, delays, reductions or cancellations of service contracts, high fixed costs of operations, external factors affecting our crews, such as weather interruptions and inability to obtain land access rights of way, the type of contracts we enter into, crew productivity, limited number of customers, credit risk related to our customers, the availability of capital resources and operational disruptions. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.	BUSINESS

General

Dawson Geophysical Company (the Company) is the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. In the past few years, substantially all of our clients have been focused on the exploration for and production of natural gas. In recent quarters, we have experienced a shift in activity to oil exploration as oil prices have increased. More than half of our crews are currently working in oil producing basins. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2010, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

As of September 30, 2010, we operated twelve 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City, Michigan and Pennsylvania. Our geophysicists perform data processing in our Midland, Houston and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. We do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Demand for our data acquisition services is closely linked to oil and natural gas prices and the related level of spending for domestic exploration and development of oil and natural gas reserves. With the decline in the market prices for oil, and especially natural gas following the financial crisis of late 2008, we experienced a severe reduction in demand for our services beginning in early fiscal 2009. As a result, we reduced the number of active data acquisition crews we operated from sixteen in January of 2009 to nine in October 2009. Since the middle of fiscal 2010, we have experienced stronger demand for our services and, as a result, we have redeployed three data acquisition crews during calendar 2010, bringing our current total to twelve active crews.

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

Business Description

Geophysical Services Overview.  Our business consists of the acquisition and processing of seismic data to produce an image of the earth’s subsurface. The seismic method involves the recording of reflected acoustic or sonic waves from below the ground. In our operations, we introduce acoustic energy into the ground by using an acoustic energy source, usually large vibrating machines or through the detonation of dynamite. We then record the subsequent reflected energy, or echoes, with recording devices placed along the earth’s surface. These recording devices, or geophones, are placed on the ground individually or in groups connected together as a single recording channel. We generally use thousands of recording channels in our seismic surveys. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies for our clients.

We are able to collect seismic data using either 2-D or 3-D methods. The 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. Continued technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method creates an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface and identify subsurface features that are favorable for the accumulation of hydrocarbons. During fiscal 2010, substantially all of our revenues were derived from 3-D seismic data acquisition. In recent years, the 2-D seismic method has been used as a regional evaluation tool in many of the limited access shale basins, in particular the Marcellus Shale in the Appalachian Basin, in which we operated one small channel count crew for most of fiscal 2010.

3-D seismic data are used in the exploration for new reserves and enable oil and gas companies to better delineate existing fields and to augment their reservoir completion and management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs and increasing the efficiencies of reservoir location, delineation, completion and management. In order to meet the requirements necessary to fully realize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution. We are prepared to meet such demands with the implementation of improved techniques and evolving technology. In recent years, we have steadily increased the recording capacity of our crews by increasing channel count and the number of energy source units we operate. These increases allow for a greater density of both channels and energy sources in order to increase resolution and to improve operating efficiencies. We have also utilized multi-component recording equipment on several projects in an effort to gain more information to help our clients enhance their development of producing reservoirs.

Data Acquisition.  The seismic survey begins at the time a client requests that we formulate a proposal to acquire seismic data on its behalf. Geophysicists then assist the client in designing the specifications of the proposed 3-D survey. If the client accepts our proposal, permit agents, either our employees or contract agents, then obtain access rights of way from surface and mineral estate owners or lessees where the survey is to be conducted. From time to time, our clients undertake the permitting effort on their own prior to our submittal of a proposal.

Utilizing electronic surveying equipment, survey personnel, either our employees or contract companies, precisely locate the energy source and receiver positions from which the seismic data are collected. We use vibrator energy sources which are mounted on vehicles, the majority of which weigh 62,000 pounds each, to generate seismic energy, or we detonate dynamite charges placed in drill holes below the earth’s surface. We use third-party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges. We also use third-party helicopter services to move equipment in areas of difficult terrain in an effort to increase efficiency and reduce safety risk.

At fiscal year end 2010, we operated twelve land-based seismic data acquisition crews, utilizing up to 147 vibrator energy source units and over 119,000 recording channels, any of which may be configured to meet the demands of specific survey designs. Each crew consists of approximately forty to one hundred technicians, twenty-five or more vehicles with off-road capabilities, up to 75,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment.

We currently own sufficient recording equipment, energy sources and ancillary vehicles to operate sixteen fully equipped crews. Of the sixteen recording systems we owned at September 30, 2010, eight are ARAM ARIES cable-based recording systems, six are I/O System II RSR radio-based recording systems and two are I/O System II MRX cable-based recording systems. In November 2009, we purchased 2,000 OYO GSR four-channel recording boxes along with three-component geophones. The GSR can be operated as a 6,000-channel cable-less recording system with 3-C geophones or 2,000 channels with conventional geophones. Alternatively, with the use of our existing geophones and ARAM cables, the system can operate as an 8,000-channel recording system. In either configuration, the GSR can be operated as added channel count with increased operational flexibility with or in place of the Company’s existing ARAM or RSR systems. The ARIES, RSR and MRX recording systems all utilize similar types of geophones, and the GSR recording system can use either three-component or conventional geophones. All of our systems record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit, as well as their operational flexibility and channel count expandability.

Of the twelve data acquisition crews in operation at September 30, 2010, seven used ARAM recording systems, four used I/O RSR recording systems and one used an I/O MRX recording system. All of our crews utilize either vibrator energy sources or dynamite energy sources.

Client demand for more recording channels continues to increase as the industry strives for improved data quality with greater subsurface images. We believe this trend will continue and that our ability to deploy a large number of recording channels and multiple energy source units provides us with the competitive advantages of operational versatility and increased productivity, in addition to improved data quality. In October 2010, we placed an order for 2,000 additional OYO GSR four-channel recording boxes along with three-component geophones. As with the previous OYO purchase, the new GSR four-channel recording system can be used in place of or in conjunction with our ARAM or RSR systems. Beginning in October 2010, we will take delivery of ten INOVA AHV4-364 energy sources. The purchase of the additional energy sources will expand our energy source fleet to 157 by the end of the first quarter of fiscal year 2011.

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

Integrated Services.  We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include health, safety, security and environmental programs as well as facilities for vehicle repair, vehicle paint and body repair, electronics repair, electrical engineering and software development. In addition, we maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining as many of these functions as possible in-house contributes to better quality control and improved efficiency in our operations. Our clients generally provide their own interpretation of the seismic data we provide.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. Our Board of Directors has approved a $30,000,000 capital budget for fiscal 2011 which will be used to purchase 2,000 OYO GSR four-channel recording boxes along with three-component geophones and ten INOVA AHV4-364 vibrator energy source units, and the remainder will be used to increase channel count, make technical improvements in various phases of the Company’s operations and meet maintenance capital requirements. We believe that these additions will allow the Company to maintain its competitive position as it responds to client desire for higher resolution subsurface images.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2010, sales to our largest client, Chesapeake Energy Corporation, represented 32% of our revenues. The remaining balance of our fiscal 2010 revenue was derived from varied clients and none represented 10% or more of our fiscal 2010 revenues. Although 32% of our fiscal 2010 revenues were derived from one client, we believe that our relationship with this client is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. While still expected to be a significant client, we do anticipate that sales to Chesapeake will represent a smaller percentage of our overall revenues during fiscal 2011.

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

We operate under both turnkey and term supplemental agreements. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2010. Currently, most of our projects are operated under turnkey agreements.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are CGG Veritas, Geokinetics Inc., Global Geophysical Services and Tidelands Geophysical Company.

Employees

As of September 30, 2010, we employed approximately 1,170 persons, of which 1,056 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, ten are engaged in data processing, forty-five are administrative personnel, forty-five are engaged in equipment maintenance and transport and fourteen are officers. Of the employees listed above, nine are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

Available Information

All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) on or after May 9, 1995 are available free of charge through our Internet Website, www.dawson3d.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. Information contained on our Internet Website is not incorporated by reference in this Annual Report on Form 10-K. In addition, the SEC maintains an Internet Website containing reports, proxy and information statements, and other information filed electronically at www.sec.gov. You may also read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A.	RISK FACTORS

An investment in our common stock is subject to a number of risks discussed below. You should carefully consider these discussions of risk and the other information included in this Form 10-K. These risk factors could materially adversely affect our business, financial condition or results of operations.

Our business depends on the level of exploration and production activities by the oil and natural gas industry. If oil and natural gas prices or the level of capital expenditures by oil and gas companies were to decline, demand for our services would decline and our results of operations would be adversely affected.

Demand for our services depends upon the level of spending by oil and gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in oil and natural gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would continue to do so if the level of such exploration activities and the prices for oil and natural gas were to decline in the future. While in recent years, the prices of oil and natural gas have been historically high and exploration activities have been strong, since August 2008, the prices of oil and especially natural gas have declined significantly along with the level of exploration activities. In addition to the market prices of oil and natural gas, our clients’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. There can be no assurance that the current level of energy prices will be maintained or that exploration and development activities by our clients will resume at the pace prior to the recession that began at the end of 2008. Beginning in fiscal 2009, we experienced a severe reduction in demand for our services as clients reduced the size or delayed seismic projects as a result of the decline in oil and natural gas prices and the disruptions in the capital markets and economy. As a result, we reduced the number of our operating data acquisition crews from sixteen in January 2009 to nine as of October 2009. Since the beginning of fiscal 2010, the financial crisis has eased, the price of oil has stabilized and demand for our services and our financial performance has improved enough to allow us to redeploy three data acquisition crews in fiscal 2010. Any significant decline in exploration or production-related spending by our clients, whether due to a decrease in the market prices for oil and natural gas or otherwise, could cause us to alter our capital spending plans and would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Factors affecting the prices of oil and natural gas and our clients’ desire to explore, develop and produce include:

•	the level of supply and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, for oil and natural gas;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	the worldwide political, military and economic conditions, including the length and severity of the recent recession and the effect of such recession on economic activity;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production and consumption;

•	government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels; and

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and gas operations over a wide area or affect prices or locally inclement weather that can preclude or delay our seismic operations.

The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Weakness in the global economy during the past few years decreased demand for our seismic services, caused downward pressure on the prices we charge and affected our results of operations during the past few years, and continued weakness in the global economy would continue to affect us.

Beginning in August 2008, disruptions and instability in the global financial markets and a worldwide recession resulted in a significant reduction in the availability of funds from debt and equity capital markets and other capital markets, increased uncertainty and diminished expectations for many businesses, including producers of oil and natural gas. As a result of these circumstances, many of our customers were unable to implement their development plans and were forced to significantly reduce their capital expenditures during fiscal years 2009 and 2010. As a consequence, beginning in fiscal 2009, we experienced a severe reduction in demand for our services and downward pressure on the prices we charged our customers for our services, and our results of operations were adversely affected. During this period we reduced the number of data acquisition crews we operated from sixteen in January 2009 to nine as of October 2009 to better align our capacity to the reduced demand. Since the beginning of fiscal 2010, the financial crisis has eased, the price of oil has stabilized and demand for our services and our financial performance has improved. Although demand has improved enough to permit us to redeploy three data acquisition crews in fiscal 2010, current economic conditions remain uncertain and challenging. If economic conditions do not continue to improve or were to worsen, or our customers do not continue to maintain or increase their capital expenditures, demand for our seismic services may continue to be weak, may cause continued downward pressure on the prices we charge and would continue to affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

We face intense competition in our business that could result in downward pricing pressure and the loss of market share.

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States. Some of our competitors have financial resources that are significantly greater than our own. Competition from these and other competitors could result in downward pricing pressure and the loss of market share. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. See “Business — Competition.”

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

Our business has high fixed costs, which primarily consist of depreciation, maintenance expenses associated with our seismic data acquisition equipment and certain crew costs. In periods of significant downtime or low crew productivity, these fixed costs do not decline as rapidly as our revenues. As a result, any significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could adversely affect our results of operations.

Our revenues are subject to fluctuations that are beyond our control which could adversely affect our results of operations in any financial period. Weather conditions and delays in obtaining land access rights from third parties have particularly affected our results of operations in past periods and are likely to affect our results in future periods.

Our operating results vary in material respects from quarter to quarter and will continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for data acquisition, permit and weather delays, holiday schedules, crew repositioning and crew productivity. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any fiscal period.

Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could adversely affect our results of operations. See “Business — Contracts.”

Our seismic data acquisition operations could also be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. In recent years, it has become more difficult, costly and time-consuming to obtain access rights of way as drilling activities have expanded into more populated areas, and landowners have become more resistant to seismic and drilling activities occurring on their property. Delays associated with obtaining such rights of way could negatively affect our results of operations. See “Business — Data Acquisition.”

Our profitability is determined, in part, by the productivity of our crews and the type of contracts we enter into and is affected by numerous external factors that are beyond our control.

Our revenue is determined, in part, by the contract price we receive for our services, the productivity of our data acquisition crews and the accuracy of our cost estimates. Crew productivity is partly a function of external factors, such as weather and delays in obtaining land access rights, over which we have no control. If our crews encounter operational difficulties or delays on any data acquisition survey our results of operations may vary, and in some cases, may be adversely affected.

In fiscal 2010, most of our projects were performed on a turnkey basis for which we were paid a fixed price for a defined scope of work or unit of data acquired. The revenue, cost and gross profit realized under our turnkey contracts can vary from our estimates because of changes in job conditions, variations in labor and equipment productivity or because of the performance of our subcontractors. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by external factors over which we may have no control, such as weather, obtaining land access rights, crew downtime or operational delays. These variations, delays and risks inherent in turnkey contracts may result in reducing our profitability. See “Business — Contracts.”

A limited number of customers account for a significant portion of our revenues, and the loss of one of these customers could harm our results of operations; we bear the risk if any of our clients become insolvent and fail to pay amounts owed to us, so any failure to pay by these clients could harm our results of operations.

Although our ten largest customers in fiscal 2010 and 2009 have varied, these customers accounted for approximately 70% and 68% of our total revenue for these respective periods. For the years ended September 30, 2010 and 2009, our largest client represented approximately 32% and 31%, respectively, of total revenues. If this client, or any of our other significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy or for any other reason, our results of operations could be affected. See “Business — Clients.”

We bear the credit risk if any of our clients become insolvent and fail to pay amounts owed to us. Although we perform ongoing credit evaluations of our customers’ financial conditions, we generally require no collateral from our customers. The worldwide recession and the decrease in oil and especially natural gas prices have affected the financial condition and results of operations of many of our clients, and some of our clients have experienced financial difficulties and even filed bankruptcy while others may do so in the future. It is possible that one or more of our clients will become financially distressed and default on their obligations to us. Furthermore, the bankruptcy of one or more of our clients, or some other similar procedure, might make it difficult for us to collect all or a significant portion of amounts owed by the client. Our inability to collect our accounts receivable could have a materially adverse effect on our results of operations. In addition, from time to time, we experience contractual disputes with our clients regarding the payment of invoices or other matters. While we seek to minimize these disputes and maintain good relations with our clients, we have in the past, and may in the future, experience disputes that could affect our revenues and results of operations in any period.

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

Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and short-term borrowings from commercial banks. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. If we were to expand our operations at a rate exceeding operating cash flow, if current demand or pricing of geophysical services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our competitive advantage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We rely on a limited number of key suppliers for specific seismic services and equipment.

We depend on a limited number of third parties to supply us with specific seismic services and equipment. Any delay in obtaining equipment could delay our implementation of additional crews and restrict the productivity of existing crews, adversely affecting our business and results of operation. In addition, any adverse change in the terms of our suppliers’ arrangements could affect our results of operations.

Certain of our suppliers may also be our competitors. If competitive pressures were to become such that our suppliers would no longer sell to us, we would not be able to easily replace the technology with equipment that communicates effectively with our existing technology, thereby impairing our ability to conduct our business.

Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to keep up with these technological advances, we may not be able to compete effectively.

Seismic data acquisition and data processing technologies historically have progressed rather rapidly, and we expect this progression to continue. Our strategy is to regularly upgrade our data acquisition and processing equipment to maintain our competitive position. However, due to potential advances in technology and the related costs associated with such technological advances, we may not be able to fulfill this strategy, thus possibly affecting our ability to compete.

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

Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under extreme weather and other dangerous conditions, including the use of dynamite as an energy source. These operations are subject to risks of injury to our personnel and third parties and damage to our equipment, buildings and other improvements in the areas in which we operate. In addition, our crews often operate in areas where the risk of wildfires is present and may be increased by our activities. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. We use diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business. Delays due to operational disruptions such as equipment losses, personnel injuries and business interruptions could adversely affect our profitability and results of operations.

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

In addition, we do not carry insurance against certain risks that we could experience, including business interruption resulting from equipment losses or weather delays. We obtain insurance against certain property and personal casualty and other risks when such insurance is available and when our management considers it advisable to do so. Such coverage is not always available or applicable and, when available, is subject to unilateral cancellation by the insuring companies on very short notice. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on our results of operations.

We may be held liable for the actions of our subcontractors.

We often work as the general contractor on seismic data acquisition surveys and consequently engage a number of subcontractors to perform services and provide products. While we obtain contractual indemnification and insurance covering the acts of these subcontractors, and require the subcontractors to obtain insurance for our benefit, there can be no assurance we will not be held liable for the actions of these subcontractors. In addition, subcontractors may cause injury to our personnel or damage to our property that is not fully covered by insurance.

Our industry is subject to governmental regulation which may adversely affect our future operations.

Our operations are subject to a variety of federal, state and local laws and regulations, including laws and regulations relating to protection of the environment and archeological sites. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. The fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and production activities by energy companies could also adversely affect our results of operations by reducing the demand for our services. In particular, laws and regulations concerning climate change or regulating hydraulic fracturing could adversely affect our operations and reduce demand for seismic services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (GHG) (including carbon dioxide and methane) may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national, and state levels. At least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs.

Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation. The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of rulemakings and taken other actions that EPA states will result in the regulation of greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. While this new rule does not control GHG emission levels from any facilities, it will cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

This increasing governmental focus on global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gases may curtail production and demand for fossil fuels such as oil and gas in areas where our customers operate and thus adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

The U.S. Senate and House of Representatives are currently considering bills entitled, the “Fracturing Responsibility and Awareness of Chemicals Act,” or the “FRAC Act,” that would amend the federal Safe Drinking Water Act, or the “SDWA,” to repeal an exemption from regulation for hydraulic fracturing. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas wells. Shale gas cannot be economically produced without extensive fracturing. In the event this legislation is enacted, demand for our seismic acquisition services may be adversely affected. While proposed legislation is pending in Congress, the U.S. Environmental Protection Agency has reviewed its existing authority under the Safe Drinking Water Act and recently asserted its intent to regulate hydraulic fracturing operations involving diesel additives.

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
		Equipment fabrication facility
		Maintenance and repairs shop

We have operating leases in Houston, Denver, Oklahoma City, Lyon Township, Michigan, and Canonsburg, Pennsylvania for general office space.

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

Item 4.	(REMOVED AND RESERVED)

Part II

Item 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices per share for the period shown.

Quarter Ended	High	Low

December 31, 2008	$46.15	$14.31
March 31, 2009	$22.23	$9.96
June 30, 2009	$31.42	$13.13
September 30, 2009	$35.98	$23.60
December 31, 2009	$29.61	$21.00
March 31, 2010	$32.00	$21.68
June 30, 2010	$31.22	$20.58
September 30, 2010	$26.91	$20.05

As of November 19, 2010, the market price for our common stock was $26.23 per share, and we had 164 common stockholders of record, as reported by our transfer agent.

We have not paid cash dividends on our common stock since becoming a public company and have no plans to do so in the foreseeable future.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2010. See information regarding material features of the plans in Note 7, “Stock-Based Compensation” to the Financial Statements included herein.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of		Future Issuance
	Securities to		Under Equity
	be Issued		Compensation Plans
	Upon Exercise	Weighted-Average Exercise	(Excluding Securities
	of Outstanding	Price of	Reflected in
Plan Category	Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	151,000	$18.91	694,860 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	151,000	$18.91	694,860 (1)

(1)	Although 238,550 shares are available to be issued under the 2004 Incentive Stock Plan, the Company does not intend to grant additional shares from this Plan. There are 456,310 shares available to be issued under the 2006 Stock and Performance Incentive Plan.

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

Comparison of 5 Year Cumulative Total Return*
Among Dawson Geophysical Company, the S & P 500 Index
and the Value-Line Oilfield Services Index

	9/05	9/06	9/07	9/08	9/09	9/10
DAWSON GEOPHYSICAL COMPANY	100.00	98.18	256.23	154.35	90.51	88.10

S & P 500	100.00	110.79	129.01	100.66	93.70	103.22

VALUE-LINE OILFIELD SERVICES	100.00	109.83	168.64	131.69	112.03	119.90

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Years Ended September 30,	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Operating revenues	$205,272	$243,995	$324,926	$257,763	$168,550
Net (loss) income	$(9,352)	$10,222	$35,007	$27,158	$15,855
Basic (loss) income per common share	$(1.20)	$1.31	$4.57	$3.57	$2.11
Weighted average equivalent common shares outstanding	7,777	7,807	7,669	7,602	7,518
Total assets	$235,076	$237,157	$233,621	$195,862	$149,418
Revolving line of credit	$—	$—	$—	$5,000	$—
Long-term debt-less current maturities	$—	$—	$—	$—	$—
Stockholders’ equity	$190,225	$198,379	$185,960	$149,155	$119,208

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown, and during 2009 many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry during 2009 as well as downward pressure on the prices we charge our customers for our services. In order to better align our crew capacity with reduced demand, we reduced the number of data acquisition crews we operated from sixteen in January 2009 to nine as of October 2009. Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we experienced a reduction in operating revenues and, to a lesser extent, in operating costs during calendar 2009 and into calendar 2010.

Beginning in the second quarter of fiscal 2010, we began to experience an increase in demand for our services, particularly in the oil basins. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010, bringing our current crew count to twelve active crews. While demand has increased during fiscal 2010, it has not yet returned to the levels we experienced in 2008. Consequently, our revenues remain at a lower level than those we reported in fiscal 2008 and 2009, and they may for some time until demand recovers further. In addition, the seismic data acquisition market in the lower 48 United States remains very competitive, which in turn continues to put pressure on the prices we charge for our services. In light of continuing market challenges, we are maintaining our focus on containing costs and maintaining our financial strength. Equipment and key personnel from crews taken out of service continue to be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, and whether we enter into turnkey or day rate contracts with our clients. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. During fiscal 2010, most of our client contracts were turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2010. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of our twelve data acquisition crews well into fiscal 2011.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to worsen, our customers reduce their capital expenditures, or there is a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, may cause continued downward pressure on the prices we charge and would affect our results of operations. The services we are currently providing are balanced between clients seeking oil and natural gas. In recent years, we have experienced periods in which the services we provided were primarily to clients seeking oil and other periods in which our clients were primarily seeking natural gas.

Results of Operations

Fiscal Year Ended September 30, 2010 Versus Fiscal Year Ended September 30, 2009

Operating Revenues.  Our operating revenues decreased 16% to $205,272,000 in fiscal 2010 from $243,995,000 in fiscal 2009. The revenue decrease in fiscal 2010 was primarily the result of previously announced reductions in active crew count during the second quarter of fiscal 2009 (four crews), third quarter of fiscal 2009 (two crews), and first quarter of 2010 (one crew), a more competitive pricing environment in 2010 and substantially lower utilization rates of the remaining crews. Revenues in fiscal 2010 continued to include high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. The sustained level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, East Texas and Arkansas. We are reimbursed for these charges by our clients.

Operating Costs.  Our operating expenses decreased 4% to $185,588,000 in fiscal 2010 from $192,839,000 in fiscal 2009 primarily due to reductions in field personnel and other expenses associated with operating the data acquisition crews taken out of service during fiscal 2009 and 2010. As discussed above, reimbursed charges have a similar impact on operating costs.

General and administrative expenses were 3.5% of revenues in fiscal 2010 as compared to 3.2% of revenues in fiscal 2009. General and administrative expenses decreased by $725,000 in fiscal 2010 as compared to fiscal 2009. The primary factor in the decrease in general and administrative expenses during fiscal 2010 was a decrease in our bad debt expense.

We recognized $27,126,000 of depreciation expense in fiscal 2010 as compared to $26,160,000 in fiscal 2009. Depreciation expense increased a relatively modest 4% from fiscal 2009 to 2010 reflecting our limited maintenance capital expenditures in 2009. Our depreciation expense is expected to continue to increase in fiscal 2011 as a result of our increased capital expenditures during fiscal 2010.

Our total operating costs for fiscal 2010 were $219,845,000, a decrease of 3% from fiscal 2009 primarily due to the factors described above.

Taxes.  Income tax benefit was $4,638,000 for fiscal 2010 as compared to income tax expense of $7,493,000 for fiscal 2009. The effective tax rate for the income tax provision for fiscal 2010 and 2009 was 33.2% and 42.3%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

General and administrative expenses were 3.2% of revenues in fiscal 2009 as compared to 2.1% of revenues in fiscal 2008. General and administrative expenses increased by approximately $1,094,000 in fiscal 2009 as compared to fiscal 2008. The primary factor in the increase in general and administrative expenses during fiscal 2009 was an increase to our allowance for doubtful accounts during the year of $993,000 offset by bad debts during the year of approximately $515,000 resulting in a net allowance for doubtful accounts at September 30, 2009 of $533,000. The deductions against the bad debt allowance were primarily a result of the settlement of a previously disputed invoice for approximately $450,000. We increased the allowance for doubtful accounts during fiscal 2009 based on our review of the past due accounts and client base. During the second quarter, we became aware that one client with an accounts receivable balance of approximately $1,000,000 and two former clients had filed for reorganization under bankruptcy protection. These facts significantly influenced management’s decision to increase our allowance for doubtful accounts during the second quarter.

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

Cash Flows.  Net cash provided by operating activities was $6,244,000 for fiscal 2010 and $54,598,000 for fiscal 2009. The decrease in net cash provided by operating activities primarily reflects our substantial decline in revenues and income beginning in fiscal 2009. In addition, working capital components had the impact of decreasing cash flows in 2010 while increasing cash flows in 2009. Although our cash flows from accounts receivable fluctuated during this period, this did not reflect any change in our collection experience during the period as the average number of days in accounts receivable has remained at approximately fifty-two over the last twelve months. Amounts in our trade accounts receivable that are over sixty days as of September 30, 2010 represent approximately 20.74% of our total trade accounts receivables, which is relatively high compared to historical levels. The remaining outstanding trade account balances after taking into consideration payments received subsequent to September 30, 2010 and additional payments anticipated by management, is more representative of historical levels. We believe our allowance for doubtful accounts of $639,000 at September 30, 2010 is adequate to cover exposures related to the remaining trade account balances. As discussed above, the decrease in revenues during fiscal 2010 was not matched by a decrease in operating expenses, and as a result, our margins and net results from operating activities were negatively affected.

Net cash used in investing activities was $13,365,000 in fiscal 2010 and $26,538,000 in fiscal 2009. In fiscal 2010, we reinvested $14,964,000 of our $20,000,000 proceeds of matured treasury investments. At September 30, 2010 a treasury note for $5,000,000 had matured and was reflected as cash and cash equivalents on our balance sheet. Approximately $3,000,000 of these funds were invested in certificates of deposit subsequent to September 30, 2010. Due to market conditions, our capital expenditures in fiscal 2009 were limited to necessary maintenance capital requirements rather than investing in additional equipment as in the past few years. During fiscal 2010, our capital expenditures increased as discussed below. During fiscal 2009, we used cash generated from operations in excess of capital expenditures to acquire short-term investments. In fiscal 2009, we collected proceeds from an insurance claim on our equipment burned in a March 2008 wildfire of $2,843,000.

Net cash provided by financing activities in fiscal 2010 and fiscal 2009 of $4,000 and $421,000, respectively, primarily represents proceeds from the exercise of stock options. Net cash used by financing activities in fiscal 2008 of $4,254,000 primarily represents the net decrease on our revolving line of credit loan agreement from a balance at September 30, 2007 of $5,000,000 to a zero balance at September 30, 2008. We have not drawn on our revolving line of credit during fiscal years 2010 or 2009.

Capital Expenditures.  For fiscal year 2010, we made capital expenditures of $19,962,000, in part, to purchase OYO GSR recording boxes, expand channel count on existing crews and meet necessary maintenance capital requirements. The Board of Directors has approved an initial fiscal 2011 budget of $30,000,000, which will be used to purchase 2,000 additional OYO GSR four-channel recording boxes along with three-component geophones and ten INOVA AHV4-364 vibrator energy source units, and the remainder will be used to increase channel count, make technical improvements in various phases of our operations and meet maintenance capital requirements. We believe that these additions will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011 up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of September 30, 2010 and November 23, 2010. We have not utilized the line of credit loan agreement during the fiscal years ended September 30, 2010 or 2009.

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

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2010.

	Payments Due by Period (in 000’s)
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$2,082	$738	$749	$581	$14

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

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

In some instances, we bill clients in advance of the services performed. In those cases, we recognize the liability as deferred revenue. As services are performed, those deferred revenue amounts are recognized as revenue.

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

Tax Accounting.  We account for our income taxes with the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.

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

Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. Our revolving line of credit carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At September 30, 2010, we had no balances outstanding on our revolving line of credit. The contractual maturities of our short-term investments range from November 2010 to April 2011. Our short-term investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-23 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2010 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that, as of September 30, 2010, our internal control over financial reporting was effective. Our internal control over financial reporting as of September 30, 2010, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-3.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 18, 2011, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2010. Certain information with respect to our executive officers is set forth below. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors on May 25, 2004. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer, principal financial and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position

L. Decker Dawson	90	Chairman of the Board of Directors
Stephen C. Jumper	49	President, Chief Executive Officer and Director
C. Ray Tobias	53	Executive Vice President, Chief Operating Officer
Christina W. Hagan	55	Executive Vice President, Secretary and Chief Financial Officer
Howell W. Pardue	74	Executive Vice President
K.S. Forsdick	59	Senior Vice President

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

C. Ray Tobias.  Mr. Tobias joined the Company in 1990 and was elected Vice President in September 1997 and Executive Vice President and Director in January 2001. In January 2006, Mr. Tobias was elected Executive Vice President and Chief Operating Officer. Mr. Tobias supervises client relationships and survey cost quotations to clients. He has served on the Board of Directors of the International Association of Geophysical Contractors and served as President of the Permian Basin Geophysical Society. Prior to joining the Company, Mr. Tobias was employed by Geo-Search Corporation where he was an operations supervisor.

Christina W. Hagan.  Ms. Hagan joined the Company in 1988 and was elected Chief Financial Officer and Vice President in 1997 and Senior Vice President, Secretary and Chief Financial Officer in January 2003. In January 2004, Ms. Hagan was elected as Executive Vice President, Secretary and Chief Financial Officer. Prior thereto, Ms. Hagan served the Company as Controller and Treasurer. Ms. Hagan is a certified public accountant.

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

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 18, 2011, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K. Other information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 18, 2011, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 18, 2011, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on January 18, 2011, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2010.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of the Company appear on pages F-1 through F-21 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedule appears on page F-22 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2010, 2009 and 2008.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 23rd day of November, 2010.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors	11-23-10

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Director (principal executive officer)	11-23-10

/s/ Paul H. Brown Paul H. Brown	Director	11-23-10

/s/ Craig W. Cooper Craig W. Cooper	Director	11-23-10

/s/ Gary M. Hoover Gary M. Hoover	Director	11-23-10

/s/ Jack D. Ladd Jack D. Ladd	Director	11-23-10

/s/ Ted R. North Ted R. North	Director	11-23-10

/s/ Tim C. Thompson Tim C. Thompson	Director	11-23-10

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	11-23-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2010, and 2009, and the related statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2010. In connection with our audits of the financial statements, we also have audited financial statement Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
November 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dawson Geophysical Company:

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dawson Geophysical Company as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2010, and the related financial statement schedule, and our report dated November 23, 2010, expressed an unqualified opinion on those financial statements.

KPMG LLP

Dallas, Texas
November 23, 2010

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	September 30,	September 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$29,675,000	$36,792,000
Short-term investments	20,012,000	25,267,000
Accounts receivable, net of allowance for doubtful accounts of $639,000 and $533,000 at September 30, 2010 and 2009, respectively	57,726,000	40,106,000
Prepaid expenses and other assets	7,856,000	7,819,000
Current deferred tax asset	1,764,000	1,694,000

Total current assets	117,033,000	111,678,000
Property, plant and equipment	248,943,000	240,820,000
Less accumulated depreciation	(130,900,000)	(115,341,000)

Net property, plant and equipment	118,043,000	125,479,000

Total assets	$235,076,000	$237,157,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,274,000	$6,966,000
Accrued liabilities:
Payroll costs and other taxes	3,625,000	2,720,000
Other	7,963,000	10,600,000
Deferred revenue	204,000	2,230,000

Total current liabilities	26,066,000	22,516,000
Deferred tax liability	18,785,000	16,262,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,902,106 and 7,822,994 shares issued and outstanding at September 30, 2010 and 2009 respectively	2,634,000	2,608,000
Additional paid-in capital	90,406,000	89,220,000
Other comprehensive income, net of tax	4,000	18,000
Retained earnings	97,181,000	106,533,000

Total stockholders’ equity	190,225,000	198,379,000

Total liabilities and stockholders’ equity	$235,076,000	$237,157,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009	2008

Operating revenues	$205,272,000	$243,995,000	$324,926,000
Operating costs:
Operating expenses	185,588,000	192,839,000	237,484,000
General and administrative	7,131,000	7,856,000	6,762,000
Depreciation	27,126,000	26,160,000	24,253,000

	219,845,000	226,855,000	268,499,000
(Loss) income from operations	(14,573,000)	17,140,000	56,427,000
Other income (expense):
Interest income	185,000	249,000	497,000
Interest expense	—	—	(482,000)
Other income (expense)	398,000	326,000	(35,000)

(Loss) income before income tax	(13,990,000)	17,715,000	56,407,000
Income tax benefit (expense):
Current	7,102,000	(5,193,000)	(17,834,000)
Deferred	(2,464,000)	(2,300,000)	(3,566,000)

	4,638,000	(7,493,000)	(21,400,000)

Net (loss) income	$(9,352,000)	$10,222,000	$35,007,000

Basic (loss) income per common share	$(1.20)	$1.31	$4.57

Diluted (loss) income per common share	$(1.20)	$1.30	$4.53

Weighted average equivalent common shares outstanding	7,777,404	7,807,385	7,669,124

Weighted average equivalent common shares outstanding- assuming dilution	7,777,404	7,853,531	7,728,651

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

				Accumulated
	Common Stock		Additional	Other
	Number		Paid-in	Comprehensive	Retained
	of Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance September 30, 2007	7,658,494	$2,553,000	$85,090,000	$—	$61,512,000	$149,155,000
Impact of adopting certain provisions of ASC 740-10					(208,000)	(208,000)
Net income					35,007,000	35,007,000
Excess tax benefit of employee stock plan			440,000			440,000
Stock-based compensation expense			836,000			836,000
Issuance of common stock as compensation	6,500	2,000	423,000			425,000
Issuance of restricted stock awards and unearned compensation	94,500	31,000	(32,000)			(1,000)
Exercise of stock options	35,250	12,000	294,000			306,000

Balance September 30, 2008	7,794,744	2,598,000	87,051,000	—	96,311,000	185,960,000
Net income					10,222,000	10,222,000
Other comprehensive income net of tax:
Unrealized holding gains arising during the period				31,000
Income tax expense				(13,000)

Other comprehensive income				18,000		18,000

Comprehensive income for the period						10,240,000
Excess tax benefit of employee stock plan			5,000			5,000
Stock-based compensation expense			1,667,000			1,667,000
Issuance of common stock as compensation	5,000	2,000	89,000			91,000
Exercise of stock options	23,250	8,000	408,000			416,000

Balance September 30, 2009	7,822,994	2,608,000	89,220,000	18,000	106,533,000	198,379,000
Net loss					(9,352,000)	(9,352,000)
Other comprehensive loss net of tax:
Realization of losses on investment				(28,000)
Unrealized holding gains arising during the period				3,000
Income tax benefit				11,000

Other comprehensive loss				(14,000)		(14,000)

Comprehensive loss for the period						(9,366,000)
Stock-based compensation expense			1,398,000			1,398,000
Issuance of common stock as compensation	8,340	3,000	182,000			185,000
Issuance of restricted stock awards and unearned compensation	84,100	28,000	(28,000)			—
Exercise of stock options	250		4,000			4,000
Shares exchanged for taxes on stock-based compensation	(13,578)	(5,000)	(370,000)			(375,000)

Balance September 30, 2010	7,902,106	$2,634,000	$90,406,000	$4,000	$97,181,000	$190,225,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,352,000)	$10,222,000	$35,007,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,126,000	26,160,000	24,253,000
Noncash compensation	1,583,000	1,758,000	1,259,000
Deferred income tax expense	2,464,000	2,300,000	3,566,000
Excess tax benefit from share-based payment arrangement	—	(5,000)	(440,000)
Provision for bad debts	256,000	993,000	32,000
Other	(343,000)	106,000	443,000
Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(17,876,000)	31,641,000	(15,743,000)
Increase in prepaid expenses and other assets	(37,000)	(6,942,000)	(62,000)
Increase (decrease) in accounts payable	6,181,000	(7,960,000)	2,900,000
(Decrease) increase in accrued liabilities	(1,732,000)	(4,912,000)	1,644,000
(Decrease) increase in deferred revenue	(2,026,000)	1,237,000	(1,929,000)

Net cash provided by operating activities	6,244,000	54,598,000	50,930,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(18,835,000)	(4,192,000)	(53,269,000)
Acquisition of short-term investments	(14,964,000)	(25,313,000)	—
Proceeds from maturity of short-term investments	20,000,000	—	—
Proceeds from disposal of assets	434,000	124,000	29,000
Proceeds on fire insurance claim	—	2,843,000	—

Net cash used in investing activities	(13,365,000)	(26,538,000)	(53,240,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,000	416,000	306,000
Proceeds from revolving line of credit	—	—	15,000,000
Repayment on revolving line of credit	—	—	(20,000,000)
Excess tax benefit from share-based payment arrangement	—	5,000	440,000

Net cash provided (used) by financing activities	4,000	421,000	(4,254,000)

Net (decrease) increase in cash and cash equivalents	(7,117,000)	28,481,000	(6,564,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,792,000	8,311,000	14,875,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,675,000	$36,792,000	$8,311,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$—	$541,000
Cash paid during the period for income taxes	$839,000	$13,222,000	$18,812,000
Cash received during the period for income taxes	$8,125,000	$—	$—
NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$1,127,000	$—	$382,000
Equipment purchase through asset trade in	$2,260,000	$—	$—
Equipment purchase through reduction of insurance proceeds	$—	$638,000	$—
Unrealized gain on investments	$3,000	$31,000	$—

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities approximate the fair values based on the short-term nature of the financial instruments. The fair value of investments is based on quoted market prices.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At September 30, 2010 and 2009, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company invests primarily in short-term U.S. Treasury Securities. During fiscal 2009, the Company also invested funds in FDIC guaranteed bonds. The Company believes all of its investments are low risk investments. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. At September 30, 2010, sales to the Company’s largest client represented 32% of its revenues and 25% of its revenues net of third-party charges as compared to 31% and 22%, respectively, at September 30, 2009. The remaining balance of the Company’s fiscal 2010 revenues was derived from varied clients and none represented 10% or more of its fiscal 2010 revenues.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amount of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized in the Statements of Operations for the years ended September 30, 2010, 2009 or 2008.

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

In some instances, customers are billed in advance of services performed. In those cases, the Company recognizes the liability as deferred revenue. As services are performed, those deferred revenue amounts are recognized as revenue.

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

Tax Accounting

The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

2.	Short-term Investments

The components of the Company’s short-term investments are as follows:

	As of September 30, 2010 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated
	Cost	Gains		Losses	Fair Value

Short-term investments:
U.S. Treasury bills	$14,991	$2		$—	$14,993
FDIC guaranteed bonds	5,015	4		—	5,019

Total	$20,006	$6	(a)	$—	$20,012

(a)	Other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $2,000.

	As of September 30, 2009 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated
	Cost	Gains		Losses	Fair Value

Short-term investments:
U.S. Treasury bills	$9,987	$7		$—	$9,994
U.S. Treasury notes	10,153	20		—	10,173
FDIC guaranteed bonds	5,096	4		—	5,100

Total	$25,236	$31	(a)	$—	$25,267

(a)	Other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $13,000.

The Company’s short-term investments have contractual maturities ranging from November 2010 to April 2011. These investments have been classified as available-for-sale.

3.	Fair Value of Financial Instruments

At September 30, 2010 and 2009 the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payables and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.

The fair value measurements of these short-term investments were determined using the following inputs:

	As of September 30, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Short-term investments:
U.S. Treasury bills	$14,993	$14,993	$—	$—
FDIC guaranteed bonds	5,019	5,019	—	—

Total	$20,012	$20,012	$—	$—

	As of September 30, 2009 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Short-term investments:
U.S. Treasury bills	$9,994	$9,994	$—	$—
U.S. Treasury notes	10,173	10,173	—	—
FDIC guaranteed bonds	5,100	5,100	—	—

Total	$25,267	$25,267	$—	$—

Investments in U.S. Treasury bills and notes and FDIC guaranteed corporate bonds classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date provided by the Company’s investment custodian.

4.	Property, Plant and Equipment

Property, plant and equipment, together with annual depreciation rates, consist of the following:

	September 30,
	2010	2009	Useful Lives

Land, building and other	$6,467,000	$5,589,000	3 to 40 years
Recording equipment	155,949,000	149,444,000	5 to 10 years
Vibrator energy sources	59,103,000	58,745,000	10 to 15 years
Vehicles	27,133,000	26,856,000	2 to 10 years
Other(a)	291,000	186,000	—

	248,943,000	240,820,000
Less accumulated depreciation	(130,900,000)	(115,341,000)

Net property, plant and equipment	$118,043,000	$125,479,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Supplemental Balance Sheet Information

Accounts receivable consist of the following at September 30, 2010 and 2009:

	September 30,
	2010	2009

Trade and accrued trade receivables	$54,697,000	$33,910,000
Allowance for doubtful accounts	(639,000)	(533,000)
Insurance receivable associated with fire damage	—	1,836,000
Accrued receivable for workers’ compensation stop loss policy	3,668,000	4,893,000

Total accounts receivable	$57,726,000	$40,106,000

Prepaid expenses and other assets consist of the following at September 30, 2010 and 2009:

	September 30,
	2010	2009

Prepaid expenses and other	$616,000	$591,000
Income tax receivable	7,240,000	7,228,000

Total prepaid expenses and other assets	$7,856,000	$7,819,000

Other current liabilities consist of the following at September 30, 2010 and 2009:

	September 30,
	2010	2009

Accrued self insurance reserves	$5,318,000	$6,698,000
Accrued bonus and profit sharing	—	1,014,000
Income and franchise taxes payable	879,000	674,000
Other accrued expenses and current liabilities	1,766,000	2,214,000

Total other current liabilities	$7,963,000	$10,600,000

6.	Debt

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of September 30, 2010 and November 23, 2010. The Company has not utilized the line of credit loan agreement during the fiscal years ended September 30, 2010 or 2009.

7.	Stock-Based Compensation

At September 30, 2010, the Company had two stock-based compensation plans. Each plan, the awards outstanding under these plans and the associated accounting treatment are discussed below.

In fiscal 2004, the Company adopted the 2004 Incentive Stock Plan (the “2004 Plan”) which provides 375,000 shares of authorized but unissued common stock of the Company. The option price is the market value of

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The fair values of stock options granted during 2009 were $8.59 and $10.49 using the Black-Scholes model and included the following assumptions:

	Group A	Group B

Expected term	4 years	6 years
Expected volatility	57.57%	56.85%
Risk free interest rate	1.67%	2.82%
Expected dividend yield	—	—

A summary of the Company’s employee stock options as of September 30, 2010, as well as activity during the year then ended is presented below.

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Optioned	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value ($000)

Balance as of September 30, 2009	152,000	$18.91
Granted	—	—
Exercised	(250)	18.91		$1
Forfeited	(750)	18.91

Balance as of September 30, 2010	151,000	$18.91	8.172	$1,169

Exercisable as of September 30, 2010	37,750	$18.91	8.172	$292

No options were granted during fiscal 2010 and 2008. During fiscal 2009, 152,000 options were issued to employees of the Company. These options vest 25% annually from the date of grant and expire ten years from the date of grant. These options had a weighted average grant date fair value of $18.91. The total intrinsic value of

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

options exercised during fiscal 2010, 2009 and 2008 was $1,000, $206,000 and $1,812,000, respectively. The total fair value of options vested during fiscal 2010, 2009 and 2008 was $719,000, $148,000 and $201,000, respectively.

A summary of the status of the Company’s nonvested stock option awards as of September 30, 2010 and changes during the fiscal year ended September 30, 2010 is presented below.

	Number of	Weighted Average
	Nonvested	Grant Date
	Share Awards	Fair Value

Nonvested option awards outstanding September 30, 2009	152,000	$18.91
Granted	—	—
Vested	(38,000)	18.91
Forfeited	(750)	18.91

Nonvested option awards outstanding September 30, 2010	113,250	$18.91

Outstanding options at September 30, 2010 expire in December 2018 and have an exercise price of $18.91. As of September 30, 2010, there was approximately $765,000 of unrecognized compensation cost related to nonvested stock option awards to be recognized over a weighted average period of 2.2 years.

Stock options issued under the Company’s 2006 Plan are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the year ended September 30, 2010, there were no excess tax benefits from disqualifying dispositions. For fiscal years ended 2009 and 2008, excess tax benefits from disqualifying dispositions of options of $5,000 and $440,000, respectively, were reflected in both cash flows from operating activities and cash flows from financing activities on the Statements of Cash Flows.

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2010 and 2009 was $4,000 and $416,000, respectively.

The Company recognized compensation expense associated with stock option awards of $363,000, $315,000 and $78,000 in fiscal 2010, 2009 and 2008, respectively. This amount is included in operating or general and administrative expense as appropriate in the Statements of Operations.

Stock Awards:

The Company granted 84,100 and 38,500 shares of restricted stock to employees in fiscal 2010 and 2008, respectively. There were no restricted stock grants in fiscal 2009. The weighted average grant date fair value of restricted stock awards in 2010 and 2008 was $23.33 and $67.25, respectively. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

	Number of	Weighted Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding September 30, 2009	94,500	$43.43
Granted	84,100	$23.33
Vested	(56,000)	$27.05

Nonvested restricted shares outstanding September 30, 2010	122,600	$37.12

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

The Company recognized compensation expense related to restricted stock awards of $1,035,000, $1,352,000 and $758,000 in fiscal 2010, 2009 and 2008, respectively. This amount is included in operating or general and

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

administrative expense as appropriate in the Statements of Operations. As of September 30, 2010, there was approximately $2,300,000 of unrecognized compensation cost related to nonvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.3 years.

The Company granted common shares with immediate vesting to outside directors and employees in 2010, 2009 and 2008:

		Weighted Average
	Number of	Grant Date
	Shares Granted	Fair Value

2010	8,340	$22.11
2009	5,000	$18.19
2008	6,500	$65.30

The Company recognized expense of $185,000, $91,000 and $423,000 in fiscal 2010, 2009 and 2008, respectively, as well as the related tax benefit associated with these awards.

8.	Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During 2010, 2009 and 2008, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. The Company’s matching contributions for fiscal 2010, 2009 and 2008 were approximately $1,270,000, $1,213,000 and $1,117,000, respectively.

9.	Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $256,000, $181,000 and $288,000 during the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

10.	Income Taxes

The Company recorded income tax benefit in the current year of $4,638,000 as compared to income tax expense of $7,493,000 and $21,400,000 in 2009 and 2008, respectively. The decrease in the provision for 2010 from 2009 is primarily the result of a shift from net income in fiscal 2009 to net losses in fiscal 2010.

Income tax (benefit) expense from operations:

	Year Ended September 30,
	2010	2009	2008

Current Federal	$(7,342,000)	$3,770,000	$16,082,000
Current State	240,000	1,423,000	1,752,000
Deferred Federal	2,817,000	1,921,000	3,296,000
Deferred State	(353,000)	379,000	270,000

Total	$(4,638,000)	$7,493,000	$21,400,000

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes as follows:

	Year Ended September 30,
	2010	2009	2008

Tax (benefit) expense computed at statutory rate of 35%	$(4,896,000)	$6,200,000	$19,743,000
Change in valuation allowance	(39,000)	(12,000)	(18,000)
State income tax (benefit) expense	(82,000)	1,089,000	1,270,000
Other	379,000	216,000	405,000

Income tax (benefit) expense	$(4,638,000)	$7,493,000	$21,400,000

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2010	2009

Deferred tax assets:
Receivables	$129,000	$199,000
Restricted stock	802,000	978,000
Workers’ compensation	368,000	408,000
State tax net operating loss (NOL) carry forward	484,000	—
Other	580,000	716,000

Total gross deferred tax assets	2,363,000	2,301,000
Less valuation allowance	(19,000)	(58,000)

Total net deferred tax assets	2,344,000	2,243,000
Deferred tax liabilities:
Property and equipment	(19,363,000)	(16,798,000)
Other	(2,000)	(13,000)

Total gross deferred tax liabilities	(19,365,000)	(16,811,000)

Net deferred tax liability	$(17,021,000)	$(14,568,000)

Current portion of net deferred tax asset/liability	$1,764,000	$1,694,000
Non-current portion of net deferred tax asset/liability	(18,785,000)	(16,262,000)

Total net deferred tax liability	$(17,021,000)	$(14,568,000)

At September 30, 2010, the Company had a net operating loss (NOL) for U.S. federal and state income tax purposes of approximately $19,047,000. The Company intends to carryback the federal portion of the net operating loss for two years to offset against prior taxable income. In addition to the federal net operating loss, the Company also had state net operating losses that will affect state tax of approximately $484,000 at September 30, 2010. State net operating losses will begin to expire in 2015. Carryback provisions are not allowed by states, so the entire state net operating losses give rise to a deferred tax asset. The Company expects to have taxable income in which to use the state net operating loss carryforwards before they expire. As such, no valuation allowance was considered necessary related to the state net operating losses.

At September 30, 2010, all of the valuation allowance of $19,000 was related to the Company’s deferred tax assets for capital loss carryforwards that are deemed more likely than not to not be realized in the foreseeable future.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following presents a roll forward of the Company’s unrecognized tax benefits:

	September 30,
	2010	2009

Balance at beginning of fiscal year	$416,000	$135,000
Increase (decrease) in prior year tax positions	—	350,000
Increase (decrease) in current year tax positions	—	—
Settlement with taxing authorities	—	—
Expiration of statutes of limitations	(181,000)	(69,000)

Balance at end of fiscal year	$235,000	$416,000

As of September 30, 2010, the Company recognized $344,000 of liabilities for unrecognized tax benefits of which $109,000 related to penalties and interest. The Company expects approximately $75,000 of the liabilities for unrecognized tax benefits to settle or lapse in the statutes of limitations by September 30, 2011.

The tax years generally subject to future examination by tax authorities are for years ending September 30, 2006 and after. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect any change to have a significant impact on its results of operations. The recognition of the total amount of unrecognized tax benefits of $344,000 would have an impact on the effective tax rate.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. In fiscal 2009, the Company’s net accrued interest and penalties increased by approximately $55,000. In fiscal 2010, the Company’s net accrued interest and penalties decreased by approximately $54,000.

11.	Net Income (loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per common share.

	2010	2009	2008

Numerator:
Net (loss) income and numerator for basic and diluted net (loss) income per common share — income available to common shareholders	$(9,352,000)	$10,222,000	$35,007,000

Denominator:
Denominator for basic net (loss) income per common share-weighted average common shares	7,777,404	7,807,385	7,669,124
Effect of dilutive securities-employee stock options and restricted stock grants	—	46,146	59,527

Denominator for diluted net (loss) income per common share-adjusted weighted average common shares and assumed conversions	7,777,404	7,853,531	7,728,651

Basic (loss) income per common share	$(1.20)	$1.31	$4.57

Diluted (loss) income per common share	$(1.20)	$1.30	$4.53

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company had a net loss in 2010, therefore the denominator for diluted loss per common share is the same as the denominator for basic loss per common share. Because the Company had a net loss the effect of outstanding stock options and restricted stock on the computation of diluted loss per common share would be anti-dilutive.

12.	Major Customers

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in fiscal 2010, 2009 and 2008 have varied. Sales to these customers, as a percentage of operating revenues that exceeded 10%, were as follows:

	2010	2009	2008

A	32%	31%	36%
B	—	—	20%

Although 32% of the Company’s fiscal 2010 revenues were derived from one client (“A”), the Company believes that the relationship is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. Although not a client in 2010, the Company’s client “B” in the table remained one of the Company’s clients in 2009; however, sales to this customer as a percentage of operating revenue did not exceed 10%.

13.	Commitments and Contingencies

On March 14, 2008, a wildfire in West Texas burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $2.9 million net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of the deductible. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The Company repaired damage incurred by such landowners as a result of the fire. The total cost to repair landowner damages was approximately $1.8 million. In fiscal 2009, the Company received insurance proceeds for equipment losses sustained by the Company during the fire and for the Company’s debris pick-up costs. In fiscal 2010, the Company received insurance proceeds for all costs to repair landowner damages.

During the quarter ended March 31, 2009, one of the Company’s clients filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2010, this client had an accounts receivable balance with the Company of approximately $1.0 million. On October 29, 2010 the Bankruptcy Court approved a compromise settlement between the Company and the former client’s Liquidating Trustee. The Company believes that the current allowance for doubtful accounts will cover estimated exposures related to the bankruptcy.

On October 4, 2010, a wildfire in Douglas, Wyoming burned an area in which one of the Company’s data acquisition crews was operating. The fire destroyed an immaterial amount of the Company’s equipment. In addition to the loss of equipment, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences, equipment and other improvements. Although the Company cannot currently estimate the likely amount of damages, the Company believes its insurance coverage is adequate to cover losses related to the fire.

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Lyon Township, Michigan and Canonsburg, Pennsylvania.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2010.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$2,082	$738	$749	$581	$14

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $619,000, $575,000 and $528,000 for fiscal 2010, 2009 and 2008, respectively.

As of November 23, 2010, the Company had unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

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

Initially, the Rights are attached to all certificates representing outstanding shares of Common Stock. The Rights will only separate from the Common Stock and a “Distribution Date” will only occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. In certain circumstances, the Distribution Date may be deferred by the Board of Directors.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company has evaluated events subsequent to the balance sheet date (September 30, 2010) through the issue date of this Form 10-K and concluded that no subsequent events have occurred other than those described above in Note 13, “Commitments and Contingencies.”

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30

Fiscal 2009:
Operating revenues	$80,216,000	$64,625,000	$52,319,000	$46,835,000
Income (loss) from operations	$12,445,000	$9,951,000	$(2,337,000)	$(2,919,000)
Net income (loss)	$7,734,000	$6,170,000	$(1,626,000)	$(2,056,000)
Net income (loss) per common share	$1.00	$0.79	$(0.21)	$(0.26)
Net income (loss) per common share assuming dilution	$0.99	$0.79	$(0.21)	$(0.26)
Fiscal 2010:
Operating revenues	$36,330,000	$48,585,000	$61,178,000	$59,179,000
(Loss) income from operations	$(6,720,000)	$(4,330,000)	$(1,571,000)	$(1,952,000)
Net (loss) income	$(4,216,000)	$(2,706,000)	$(1,019,000)	$(1,411,000)
Net (loss) income per common share	$(0.54)	$(0.35)	$(0.13)	$(0.18)
Net (loss) income per common share assuming dilution	$(0.54)	$(0.35)	$(0.13)	$(0.18)

Net income (loss) per common share (basic) and net income (loss) per common share assuming dilution (diluted) are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Schedule II

Dawson Geophysical Company

Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts*:
Fiscal Year:
2010	$533,000	$256,000	$150,000	$639,000
2009	55,000	993,000	515,000	533,000
2008	176,000	32,000	153,000	55,000
Valuation allowance for deferred tax assets:
Fiscal Year:
2010	$58,000	$(39,000)	$—	$19,000
2009	70,000	(12,000)	—	58,000
2008	88,000	(18,000)	—	70,000

*	Deductions related to allowance for doubtful accounts represent amounts that have been deemed uncollectible and written off by the Company.

INDEX TO EXHIBITS

Number		Exhibit

3.1		Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
3	.2*	Second Amended and Restated Bylaws of the Company, as amended.
3.3		Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
4.1		Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).
10	.3†	Form of Restricted Stock Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10	.4†	Form of Stock Option Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10	.5†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.6†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.7†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.8†	Description of Profit Sharing Plan (filed on September 29, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10	.9†	Summary of Non-Employee Director Compensation (filed on February 9, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10.10		Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).
10.11		Master Geophysical Data Acquisition Agreement between SandRidge Energy, Inc. and the Company, dated December 19, 2006 (filed on February 9, 2009 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10.12		Master Service Contract between Chesapeake Operating, Inc. and the Company, dated December 18, 2003 (filed on February 9, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).
10.13		Revolving Line of Credit Loan Agreement, dated June 2, 2009, between the Company and Western National Bank (filed on June 5, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).
10.14		Security Agreement, dated June 2, 2009, between the Company and Western National Bank (filed on June 5, 2009 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).
23	.1*	Consent of Independent Registered Public Accounting Firm.

Number		Exhibit

31	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32	.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.