Form 10-Q
period 2010-12-31
DAWSON GEOPHYSICAL CO
filed 2011-02-07
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 4, 2011

Common Stock, $.33 1/3 par value	7,911,285 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
Operating revenues	$72,653,000	$36,330,000
Operating costs:
Operating expenses	66,160,000	34,719,000
General and administrative	2,178,000	1,854,000
Depreciation	7,132,000	6,477,000

	75,470,000	43,050,000

Loss from operations	(2,817,000)	(6,720,000)
Other income:
Interest income	25,000	30,000
Other income	559,000	2,000

Loss before income taxes	(2,233,000)	(6,688,000)

Income tax benefit	566,000	2,472,000

Net loss	$(1,667,000)	$(4,216,000)

Basic loss per common share	$(0.21)	$(0.54)

Diluted loss per common share	$(0.21)	$(0.54)

Weighted average equivalent common shares outstanding	7,786,472	7,771,791

Weighted average equivalent common shares outstanding -assuming dilution	7,786,472	7,771,791

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,997,000	$29,675,000
Short-term investments	12,498,000	20,012,000
Accounts receivable, net of allowance for doubtful accounts of $537,000 and $639,000 at December 31, 2010 and September 30, 2010, respectively	58,852,000	57,726,000
Prepaid expenses and other assets	13,867,000	7,856,000
Current deferred tax asset	2,529,000	1,764,000

Total current assets	111,743,000	117,033,000

Property, plant and equipment	273,991,000	248,943,000
Less accumulated depreciation	(135,377,000)	(130,900,000)

Net property, plant and equipment	138,614,000	118,043,000

Total assets	$250,357,000	$235,076,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,636,000	$14,274,000
Accrued liabilities:
Payroll costs and other taxes	3,005,000	3,625,000
Other	8,574,000	7,963,000
Deferred revenue	2,665,000	204,000

Total current liabilities	36,880,000	26,066,000

Deferred tax liability	24,255,000	18,785,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,908,335 and 7,902,106 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	2,636,000	2,634,000
Additional paid-in capital	91,072,000	90,406,000
Accumulated other comprehensive income, net of tax	—	4,000
Retained earnings	95,514,000	97,181,000

Total stockholders’ equity	189,222,000	190,225,000

Total liabilities and stockholders’ equity	$250,357,000	$235,076,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,667,000)	$(4,216,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,132,000	6,477,000
Noncash compensation	595,000	540,000
Deferred income tax expense	4,708,000	391,000
Provision for bad debts	23,000	106,000
Other	(423,000)	(200,000)

Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(1,907,000)	4,080,000
Increase in prepaid expenses and other assets	(6,061,000)	(3,440,000)
(Decrease) increase in accounts payable	(1,638,000)	380,000
Decrease in accrued liabilities	(9,000)	(2,572,000)
Increase (decrease) in deferred revenue	2,461,000	(587,000)

Net cash provided by operating activities	3,214,000	959,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(17,830,000)	(41,000)
Acquisition of short-term investments	(2,500,000)	(4,984,000)
Proceeds from maturity of short-term investments	10,000,000	5,000,000
Proceeds from disposal of assets	606,000	5,000
Partial proceeds on fire insurance claim	758,000	—

Net cash used in investing activities	(8,966,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	74,000	—

Net cash provided by financing activities	74,000	—

Net (decrease) increase in cash and cash equivalents	(5,678,000)	939,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,675,000	36,792,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,997,000	$37,731,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$121,000
Cash received during the period for income taxes	$202,000	$—

NONCASH INVESTING ACTIVITIES:
Unrealized (loss) gain on investments	$(2,000)	$49,000
Accrued purchases of property and equipment	$10,000,000	$—
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.
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
     Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At December 31, 2010 and September 30, 2010, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company generally invests in short-term U.S. Treasury Securities. However, during fiscal 2010, the Company also had funds invested in FDIC guaranteed bonds. The Company believes all of its investments are of high credit quality. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
     Depreciable Lives of Property, Plant and Equipment. Property, plant and equipment are capitalized at historical cost and depreciated over the useful lives of the assets. Management’s estimation of useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the assets. As circumstances change and new information becomes available, these estimates could change.
     Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.
     Tax Accounting. The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes.
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
Recently Issued Accounting Pronouncements
     None.

3. SHORT-TERM INVESTMENTS
     The components of the Company’s short-term investments are as follows:

	As of December 31, 2010 (in 000’s)
					Estimated Fair
	Amortized Cost	Unrealized Gains	Unrealized Losses		Value
Short-term investments:
U.S. Treasury bills	$10,000	$—	$2		$9,998
Certificates of Deposit	2,500	—	—		2,500

Total	$12,500	$—	$2	(a)	$12,498

(a)	Accumulated other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $2,000.

	As of September 30, 2010 (in 000’s)
					Estimated Fair
	Amortized Cost	Unrealized Gains		Unrealized Losses	Value
Short-term investments:
U.S. Treasury bills	$14,991	$2		$—	$14,993
FDIC guaranteed bonds	5,015	4		—	5,019

Total	$20,006	$6	(a)	$—	$20,012

(a)	Accumulated other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $2,000.
The Company’s existing short-term investments have contractual maturities ranging from January 2011 to May 2011. These investments have been classified as available-for-sale.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At December 31, 2010 and September 30, 2010, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.
     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.
     The fair value measurements of these short-term investments were determined using the following inputs:

	As of December 31, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$9,998	$9,998	$—	$—
Certificates of Deposit	2,500	2,500	—	—

Total	$12,498	$12,498	$—	$—

	As of September 30, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$14,993	$14,993	$—	$—
FDIC guaranteed bonds	5,019	5,019	—	—

Total	$20,012	$20,012	$—	$—

     Investments in U.S. Treasury bills and notes and FDIC guaranteed bonds classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date.

5. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of December 31, 2010 and February 4, 2011. The Company has not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2010.
6. COMMITMENTS AND CONTINGENCIES
     On October 4, 2010, a fire in Eastern Wyoming burned a remote area in which one of the Company’s data acquisition crews was operating. The fire destroyed approximately $35,000 net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of the deductible. As a result of the loss of equipment in the fire, the Company also lost data worth approximately $103,000. This data loss was also covered by the Company’s liability insurance, net of the deductible. In addition to the loss of equipment and data, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The estimated cost to repair fence damages is approximately $600,000, and the Company believes such amounts will be covered by insurance. The insurance company is coordinating all other exposures as a result of the fire, and the Company believes its coverage will be adequate for this purpose. In December 2010, the Company received insurance proceeds for equipment and data losses sustained by the Company during the fire and for the Company’s debris pick-up costs.
     During the quarter ended December 31, 2010 the Company settled its claim with a client that had filed for relief under Chapter 11 of the United States Bankruptcy Code in 2009. As part of the settlement, the Company received a cash settlement and ownership in the data gathered on behalf of the client. As of December 31, 2010, there were no outstanding account receivables with this client. The Company capitalized the fair value of the data received and adjusted its allowance for doubtful accounts to reflect the reduction in estimated exposures.
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
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2010.

	Payments Due by Period (in 000’s)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,909	$755	$632	$522	$—

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $179,000 and $146,000 for the three month periods ended December 31, 2010 and 2009, respectively.

     As of December 31, 2010, the Company had unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
7. SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to the balance sheet date (December 31, 2010) through the issue date of this Form 10-Q and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.
8. NET INCOME (LOSS) PER COMMON SHARE
     Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income (loss) per common share.

	Three Months Ended
	December 31,
	2010	2009
NUMERATOR:
Net loss and numerator for basic and diluted net loss per common share-income available to common shareholders	$(1,667,000)	$(4,216,000)

DENOMINATOR:
Denominator for basic net loss per common share-weighted average common shares	7,786,472	7,771,791
Effect of dilutive securities-employee stock options and restricted stock grants	—	—

Denominator for diluted net loss per common share-adjusted weighted average common shares and assumed conversions	7,786,472	7,771,791

Basic loss per common share	$(0.21)	$(0.54)

Diluted loss per common share	$(0.21)	$(0.54)

     The following weighted average numbers of certain securities have been excluded from the calculation of diluted net loss per common share for the periods shown, as their effect would be anti-dilutive.

	Three Months Ended
	December 31,
	2010	2009
Stock options	150,106	152,000
Restricted stock	121,948	40,326
     The Company had a net loss in the three months ended December 31, 2010 and 2009. Therefore, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.
Forward Looking Statements
     Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, disruptions in the global economy, industry competition, delays, reductions or cancellations of service contracts, high fixed costs of operations, external factors affecting our crews, such as weather interruptions and inability to obtain land access rights of way, whether we enter into turnkey or day rate contracts, crew productivity, limited number of customers, credit risk related to our customers, the availability of capital resources and operational disruptions. A discussion of these factors, including risks and uncertanties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
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
     Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown. During 2009 many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry during 2009 as well as downward pressure on the prices we charge our customers for our services. In order to better align our crew capacity with reduced demand, we reduced the number of data acquisition crews we operated from sixteen in January 2009 to nine as of October 2009. Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we experienced a reduction in operating revenues and, to a lesser extent, in operating costs during calendar 2009 and into calendar 2010.
     Beginning in the second quarter of fiscal 2010, we began to experience an increase in demand for our services, particularly in the oil basins. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010, bringing our current crew count to twelve active crews. Demand has continued to increase during the first part of fiscal 2011, and we have seen an increase in requests for proposals. However, demand has not yet returned to the levels we experienced in 2008. Consequently, our revenues remain at a lower level than those we reported in fiscal 2008 and 2009, and may for some time until demand recovers further. In addition, the seismic data acquisition market in the lower 48 United States remains very competitive, which in turn continues to put pressure on the prices we charge for our services. In light of continuing market challenges, we are maintaining our focus on containing costs and maintaining our financial strength. Equipment and key personnel from crews taken out of service continue to be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of our twelve data acquisition crews well into fiscal 2011.
     While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, whether we enter into turnkey or day rate contracts with our clients and the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity and configuration may contribute to growth in our revenues. During fiscal 2010 and into fiscal 2011, most of our client contracts have been turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of seventy percent of our revenues during fiscal 2010 and in the first quarter of fiscal 2011. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. Weather conditions in January 2011 continued to be difficult in many regions of the country negatively impacting utilization rates on most of our crews.

     While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to worsen, our clients were to reduce their capital expenditures, or if there were a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, could cause continued downward pressure on the prices we charge and would affect our results of operations. The services we are currently providing are balanced between clients seeking oil and natural gas. In recent years, we have experienced periods in which the services we provided were primarily to clients seeking oil and other periods in which our clients were primarily seeking natural gas.
Results of Operations
     Operating Revenues. Our operating revenues for the first three months of fiscal 2011 increased 100% to $72,653,000 from $36,330,000 for the first three months of fiscal 2010. The revenue increase in the quarter ended December 31, 2010 was primarily the result of the previously announced redeployment of three data acquisition crews during fiscal 2010, increasing channel count per crew and improved utilization rates on existing crews, offset by difficult weather and permit conditions during the quarter and the usual first quarter issues of shorter days and holidays. Included in the first quarter revenues are unusually high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. The increased level of these charges is driven by our continued operations in areas with limited access. We are reimbursed for these charges by our clients.
     Operating Costs. Operating expenses for the three months ended December 31, 2010 increased 91% to $66,160,000 as compared to $34,719,000 for the same period of fiscal 2010 primarily as a function of the redeployment of three data acquisition crews discussed above. As we have experienced increases in our active crew count, the expenses of supporting the twelve operating crews and reimbursable expenses have increased.
     General and administrative expenses for the quarter ended December 31, 2010 were approximately 3% of revenues as compared to 5% for the comparable quarter of fiscal 2010. The ratio of general and administrative expenses to revenue decreased in the first quarter of fiscal 2011 due to the substantial increase in revenues. The dollar amount increase of $324,000 to $2,178,000 during the first quarter of fiscal 2011 from $1,854,000 during the first quarter of fiscal 2010 reflects the additional employees hired as a result of our increase in crews.
     Depreciation for the three months ended December 31, 2010 totaled $7,132,000 compared to $6,477,000 for the three months ended December 31, 2009. The increase in depreciation expense is the result of the capital expenditures we made during the second quarter of fiscal 2010 and to date in fiscal 2011. Our depreciation expense is expected to increase during fiscal 2011 reflecting our capital expenditures in fiscal 2010 and in the quarter just ended.
     Our total operating costs for the first three months of fiscal 2011 were $75,470,000, an increase of 75% from $43,050,000 for the first three months of fiscal 2010. This increase in the first quarter was primarily due to the factors described above.
     Taxes. The income tax benefit was $566,000 for the three months ended December 31, 2010 compared to an income tax benefit of $2,472,000 for the three months ended December 31, 2009. The effective tax rates for the income tax provision for the three months ended December 31, 2010 and 2009 were approximately 25.3% and 37.0%, respectively. Our effective tax rates differ from the statutory federal rate of 35.0% for certain items, such as state and local taxes, non-deductible expenses, expenses related to stock-based compensation that are not expected to result in a tax deduction and changes in reserves for uncertain tax positions.
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

     Cash Flows. Net cash provided by operating activities was $3,214,000 for the first three months of fiscal 2011 and $959,000 for the first three months of fiscal 2010. These amounts primarily reflect our increase in revenues and the effects of depreciation resulting from our significant capital expenditures over the last few years and the working capital components.
     Net cash used in investing activities was $8,966,000 in the three months ended December 31, 2010 and $20,000 in the three months ended December 31, 2009. The net cash used in investing activities in fiscal 2011 primarily represents capital expenditures made with cash generated from operations and the proceeds from maturities of short-term investments. In addition during the first quarter of fiscal 2011, we received insurance proceeds as a result of the October 2010 wildfire described in “Commitments and Contingencies” in the Notes to the Financial Statements. In fiscal 2010, we reinvested the proceeds of a matured treasury investment.
     During the first quarter of fiscal 2011, employees exercised stock options totaling 3,750 shares and $74,000 in cash flows from financing activities. We had no cash flows from financing activities in the first quarter of fiscal 2010.
     Capital Expenditures. Capital expenditures during the first three months of fiscal 2011 were $27,830,000, which included an additional 2,000-station OYO GSR four-channel recording system along with three-component geophones, 6,800 single-channel OYO GSR recording boxes, additional conventional geophones, additional vehicles to improve our fleet and ten INOVA vibrator energy source units. The 6,800 single-channel OYO GSR recording boxes were received during the first quarter of fiscal 2011 as part of the previously announced order of 10,000 recording boxes.
     During the quarter, our Board of Directors increased our fiscal 2011 capital budget by an additional $5,000,000 to $35,000,000. The fiscal 2011 capital budget has been used, in part, for the purchase of the previously disclosed OYO recording units and vibrator energy source units. We plan to use the remaining balance of the capital budget for the purchase of 3,200 additional single-channel OYO GSR recording boxes to complete the 10,000 OYO box order and to meet other maintenance capital requirements. We expect the remainder of our most recent OYO purchase to be delivered during the second quarter of fiscal 2011. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of December 31, 2010 and February 4, 2011. We have not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2010.
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

     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2010.

	Payments Due by Period (in 000’s)
		Within			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,909	$755	$632	$522	$—

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
Off-Balance Sheet Arrangements
     As of December 31, 2010, we had no off-balance sheet arrangements.
Critical Accounting Policies
     Information regarding the Company’s critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
Recently Issued Accounting Pronouncements
     None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. Our revolving line of credit carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At December 31, 2010, we had no balances outstanding on our revolving line of credit. The contractual maturities of our short-term investments held at December 31, 2010 range from January to May 2011. Our short-term investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: February 4, 2011	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: February 4, 2011	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.1A	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed July 28, 2010 as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference and filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.