Form 10-Q
period 2011-03-31
DAWSON GEOPHYSICAL CO
filed 2011-05-10
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 10, 2011

Common Stock, $.33 1/3 par value	7,918,989 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Operating revenues	$78,337,000	$48,585,000	$150,990,000	$84,915,000
Operating costs:
Operating expenses	73,733,000	44,428,000	139,893,000	79,147,000
General and administrative	3,414,000	1,792,000	5,592,000	3,646,000
Depreciation	7,735,000	6,695,000	14,867,000	13,172,000

	84,882,000	52,915,000	160,352,000	95,965,000

Loss from operations	(6,545,000)	(4,330,000)	(9,362,000)	(11,050,000)
Other income:
Interest income	6,000	28,000	31,000	58,000
Other income	23,000	95,000	582,000	97,000

Loss before income tax	(6,516,000)	(4,207,000)	(8,749,000)	(10,895,000)

Income tax benefit	1,659,000	1,501,000	2,225,000	3,973,000

Net loss	$(4,857,000)	$(2,706,000)	$(6,524,000)	$(6,922,000)

Basic loss per common share	$(0.62)	$(0.35)	$(0.84)	$(0.89)

Diluted loss per common share	$(0.62)	$(0.35)	$(0.84)	$(0.89)

Weighted average equivalent common shares outstanding	7,797,361	7,779,256	7,793,836	7,775,483

Weighted average equivalent common shares outstanding-assuming dilution	7,797,361	7,779,256	7,793,836	7,775,483

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,602,000	$29,675,000
Short-term investments	5,500,000	20,012,000
Accounts receivable, net of allowance for doubtful accounts of $155,000 and $639,000 at March 31, 2011 and September 30, 2010, respectively	68,704,000	57,726,000
Prepaid expenses and other assets	11,951,000	7,856,000
Current deferred tax asset	1,795,000	1,764,000

Total current assets	101,552,000	117,033,000

Property, plant and equipment	280,511,000	248,943,000
Less accumulated depreciation	(141,449,000)	(130,900,000)

Net property, plant and equipment	139,062,000	118,043,000

Total assets	$240,614,000	$235,076,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,748,000	$14,274,000
Accrued liabilities:
Payroll costs and other taxes	4,231,000	3,625,000
Other	8,426,000	7,963,000
Deferred revenue	3,994,000	204,000

Total current liabilities	36,399,000	26,066,000

Deferred tax liability	19,188,000	18,785,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,918,989 and 7,902,106 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	2,640,000	2,634,000
Additional paid-in capital	91,730,000	90,406,000
Other comprehensive income, net of tax	—	4,000
Retained earnings	90,657,000	97,181,000

Total stockholders’ equity	185,027,000	190,225,000

Total liabilities and stockholders’ equity	$240,614,000	$235,076,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,524,000)	$(6,922,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,867,000	13,172,000
Noncash compensation	1,041,000	840,000
Deferred income tax expense	375,000	486,000
Provision for bad debts	213,000	156,000
Other	(361,000)	(273,000)

Change in current assets and liabilities:
Increase in accounts receivable	(11,949,000)	(14,059,000)
(Increase) decrease in prepaid expenses and other assets	(4,195,000)	676,000
Increase in accounts payable	4,763,000	9,490,000
Increase (decrease) in accrued liabilities	1,069,000	(338,000)
Increase (decrease) in deferred revenue	3,790,000	(718,000)

Net cash provided by operating activities	3,089,000	2,510,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital additions summarized below in noncash investing activities	(35,340,000)	(15,220,000)
Acquisition of short-term investments	(2,500,000)	(9,971,000)
Proceeds from maturity of short-term investments	17,000,000	5,000,000
Proceeds from disposal of assets	623,000	6,000
Partial proceeds on fire insurance claim	758,000	—

Net cash used in investing activities	(19,459,000)	(20,185,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	297,000	—

Net cash provided by financing activities	297,000	—

Net decrease in cash and cash equivalents	(16,073,000)	(17,675,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,675,000	36,792,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,602,000	$19,117,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$8,000	$121,000
Cash received during the period for income taxes	$202,000	$6,000,000

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$711,000	$438,000
Equipment purchase through asset trade in	$—	$2,170,000
Unrealized (loss) gain on investments	$(1,000)	$37,000
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year.
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
Critical Accounting Policies
     The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires that certain assumptions and estimates be made that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.
     Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At March 31, 2011 and September 30, 2010, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company generally invests in short-term U.S. Treasury Securities. However, the Company currently also has funds invested in Certificates of Deposit. The Company believes all of its investments are of high credit quality. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
     Subsequent Events. The Company evaluates subsequent events through the date when the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC.
Recently Issued Accounting Pronouncements
     None.
3. SHORT-TERM INVESTMENTS
     The components of the Company’s short-term investments for March 31, 2011 and September 30, 2010 are as follows:

	As of March 31, 2011 (in 000’s)
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Short-term investments:
U.S. Treasury bills	$5,000	$—	$—	$5,000
Certificates of deposit	500	—	—	500

Total	$5,500	$	$	$5,500

	As of September 30, 2010 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated Fair
	Cost	Gains		Losses	Value
Short-term investments:
U.S. Treasury bills	$14,991	$2		$—	$14,993
FDIC guaranteed bonds	5,015	4		—	5,019

Total	$20,006	$6	(a)	$—	$20,012

(a)	Accumulated other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $2,000.
     The Company’s existing short-term investments have contractual maturities ranging from April 2011 to May 2011. These investments have been classified as available-for-sale.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At March 31, 2011 and September 30, 2010, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.
     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.
     The fair value measurements of these short-term investments were determined using the following inputs:

	As of March 31, 2011 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$5,000	$5,000	$—	$—
Certificates of deposit	500	500	—	—

Total	$5,500	$5,500	$—	$—

	As of September 30, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$14,993	$14,993	$—	$—
FDIC guaranteed bonds	5,019	5,019	—	—

Total	$20,012	$20,012	$—	$—

     Investments in U.S. Treasury bills and notes and FDIC guaranteed bonds classified as available-for-sale are measured using unadjusted quoted market prices (Level 1) at the reporting date.
5. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of March 31, 2011 and May 9, 2011. The Company has not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2010. The Company is currently discussing renewal of the revolving line of credit loan agreement with Western National Bank.
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
     During the quarter ended December 31, 2010, the Company settled its claim with a client that had filed for relief under Chapter 11 of the United States Bankruptcy Code in 2009. As part of the settlement, the Company received a cash settlement and ownership in the data gathered on behalf of the client. As of December 31, 2010, there were no outstanding account receivables with this client. The Company capitalized the fair value of the data received and adjusted its allowance for doubtful accounts to reflect the reduction in estimated exposures.
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
     The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Canonsburg, Pennsylvania and Lyon Township, Michigan.
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of March 31, 2011.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,721	$649	$625	$447	$—

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. Rental expense under the Company’s operating leases with initial terms exceeding one year was $179,000 and $146,000 for the three months ended March 31, 2011 and 2010, respectively, and $359,000 and $292,000 for the six months ended March 31, 2011 and 2010, respectively.
     As of March 31, 2011 and September 30, 2010, the Company had unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

7. SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to the balance sheet date (March 31, 2011) through the issue date of this Form 10-Q and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.
8. NET LOSS PER COMMON SHARE
     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and common share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net loss per common share.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
NUMERATOR:
Net loss and numerator for basic and diluted net loss per common share-income available to common shareholders	$(4,857,000)	$(2,706,000)	$(6,524,000)	$(6,922,000)

DENOMINATOR:
Denominator for basic net loss per common share-weighted average common shares	7,797,361	7,779,256	7,793,836	7,775,483
Effect of dilutive securities-employee stock options and restricted stock grants	—	—	—	—

Denominator for diluted net loss per common share-adjusted weighted average common shares and assumed conversions	7,797,361	7,779,256	7,793,836	7,775,483

Net loss per common share	$(0.62)	$(0.35)	$(0.84)	$(0.89)

Net loss per common share-assuming dilution	$(0.62)	$(0.35)	$(0.84)	$(0.89)

     The Company had a net loss in the three months and the six months ended March 31, 2011 and 2010. Therefore, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share.
     The following weighted average numbers of certain securities have been excluded from the calculation of diluted net loss per common share, as their effects would be anti-dilutive.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Stock options	141,199	152,000	145,702	152,000
Restricted stock	116,150	38,500	119,081	39,423
9. PENDING ACQUISITION
     On March 20, 2011, the Company, 6446 Acquisition Corp., a Texas corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and TGC Industries, Inc., a Texas corporation (“TGC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into TGC, with TGC continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company.
     The Merger Agreement has been approved by both companies’ boards of directors. Under the terms of the Merger Agreement, subject to shareholder and regulatory approval and other customary conditions, at the effective time of the merger, TGC shareholders will receive 0.188 shares of the Company’s common stock for every one share of TGC common stock they hold, provided that the average of the volume weighted average price of the Company’s common stock on the Nasdaq Stock Market during the ten consecutive trading days ending on the second business day prior to the date of the shareholders’ meetings of the Company and TGC to be called for the purpose of approving the transaction is equal to or greater than $32.54 but less than or equal to $52.54. In the event that the average of the volume weighted average price of Dawson’s common stock is outside of that range, then the parties, at their respective option, shall be entitled to terminate the transaction following good faith negotiations to determine a modified, mutually acceptable exchange ratio.
     The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement. In addition, the Company and TGC have each agreed to certain pre-closing covenants in the Merger Agreement, including, among other things, covenants that the Company and TGC will, and TGC will cause its subsidiaries to, during the period between the date of the Merger Agreement and the effective time of the merger, conduct their business only in the ordinary course of business consistent with past practice and that the Company and TGC will not engage in certain types of transactions without the consent of the other during such period.
     Pursuant to the Merger Agreement, the Company has agreed to take all necessary actions to cause, as of the effective time of the merger, its Board of Directors to include as Company directors Wayne A. Whitener and Allen T. McInnes, each of whom is currently a TGC director.
     At the closing of the transaction, it is anticipated that the Company will issue approximately 3.7 million shares in exchange for the approximately 19.6 million shares of TGC common stock outstanding. Upon completion of the transaction, the Company will have approximately 11.7 million shares outstanding, with current Company shareholders owning approximately 68% of the combined company and current TGC shareholders owning approximately 32%.
     In connection with the Merger Agreement, certain of TGC’s executive officers and directors and their affiliates who own, in the aggregate, 28.73% of the currently outstanding shares of TGC common stock have entered into voting agreements with the Company. Pursuant to and subject to the terms of those voting agreements, those directors and executive officers and their respective affiliates have agreed, among other things, to vote their shares of TGC common stock in favor of approval of the Merger Agreement at the TGC special meeting to be held to approve the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.
Forward Looking Statements
     Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, disruptions in the global economy, dependence upon energy industry spending, delays, reductions or cancellations of service contracts, high fixed costs of operations, weather interruptions, inability to obtain land access rights of way, industry competition, limited number of customers, credit risk related to our customers, asset impairments, the availability of capital resources, operational disruptions and our proposed acquisition of TGC. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010, in “Risk Factors” in this Form 10-Q and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.
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
     Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown. During 2009, many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry during 2009 as well as downward pressure on the prices we charge our customers for our services. In order to better align our crew capacity with reduced demand, we reduced the number of data acquisition crews we operated from sixteen in January 2009 to nine as of October 2009. Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we experienced a reduction in operating revenues and, to a lesser extent, in operating costs during calendar 2009 and into calendar 2010.
     In the second quarter of fiscal 2010, we began to experience an increase in demand for our services, particularly in the oil basins. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010, bringing our crew count to twelve active crews. With demand continuing to increase during the first part of fiscal 2011, we have seen an increase in requests for proposals. While the seismic data acquisition market in the lower 48 United States remains very competitive, which continues to put pressure on the prices we charge for our services during 2011, we have experienced modest improvements in pricing and contract terms. In light of continuing market challenges, we are maintaining our focus on containing costs and maintaining our financial strength. Although our clients may cancel their service contracts on short notice, our current order book is at it highest level since 2008 and reflects commitment levels sufficient to maintain operation of our twelve data acquisition crews through the Fall of 2011.

     While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews. Crew productivity can be impacted by factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, whether we enter into turnkey or day rate contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity and configuration may contribute to growth in our revenues. During fiscal 2010 and into fiscal 2011, most of our client contracts have been turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of seventy percent of our revenues during fiscal 2010 and in the first half of fiscal 2011. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime.
     Over time we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investment in additional channels. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. We believe we will realize the benefit of increased channel counts and flexibility of deployment in increased crew efficiencies, higher revenues and margins.
     In recent months, we have purchased and leased a significant number of cable-less recording equipment. We have utilized this equipment as sole recording systems and in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. Equipment and key personnel from crews taken out of service continue to be redeployed on remaining crews as needed or otherwise remain available for rapid expansion of crew count as demand and market conditions dictate in the future.
     While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to worsen, our clients were to reduce their capital expenditures, or if there were a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, could cause continued downward pressure on the prices we charge and would affect our results of operations. The services we are currently providing are balanced between clients seeking oil and natural gas. In recent years, we have experienced periods in which the services we provided were primarily for clients seeking oil and other periods in which our clients were primarily seeking natural gas.
Fiscal 2011 Second Quarter Highlights
     Our second quarter results were affected by a number of factors, including adverse weather conditions, unusually high third-party charges related to the use of third-party services in areas of limited access, the deployment into the field of new equipment and the previously announced entry into a merger transaction with TGC, as further discussed in “Pending Acquisition” below.
     Adverse weather conditions from early January through mid-March severely impacted crew operations and overall revenues, and caused higher than normal equipment damage, which resulted in higher repair expenses. Severe snowfall in the Northeastern region of the country forced delays on several projects resulting in unanticipated and costly crew downtime and moves.
     We continue to experience high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources in survey areas with limited access. The Company believes these third-party charges, which are reimbursed by the client, will remain high while the Company operates in difficult terrain, particularly in the Eastern United States.
     In addition, during the second quarter, we replaced existing recording systems with newly acquired cable-less OYO GSR systems on two large in-process projects due to operational issues. In January 2011, we replaced a cable-based system on an in-process project in East Texas with 10,000 OYO GSR single-channel units. In March 2011, we replaced another cable-based system also on an in-process project in South Texas with 10,200 OYO GSR units recently obtained under a lease agreement. The transition from cable-based systems to the new OYO GSR systems negatively affected crew productivity and revenue on both the East Texas and South Texas projects. Since the completion of the transition, however, productivity and efficiency on the two crews has steadily improved while overall crew expense has decreased with the exception of the additional OYO lease expense incurred. Under the terms of the lease agreement, we have the option to purchase the leased OYO GSR equipment with a significant portion of the lease cost applied to the purchase price. The existing cable-based recording systems which were replaced by the new OYO equipment have been redeployed on existing crews and on two additional contingent recording crews in order to meet client needs on several projects previously delayed due to permit or weather-related issues. The length of time the two contingent crews remain in operation will be determined by demand levels and channel count requirements company-wide.
Pending Acquisition
     On March 20, 2011, the Company, Merger Sub and TGC entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into TGC, with TGC continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company.
     The Merger Agreement has been approved by both companies’ boards of directors. Under the terms of the Merger Agreement, subject to shareholder and regulatory approval and other customary conditions, at the effective time of the merger, TGC shareholders will receive 0.188 shares of the Company’s common stock for every one share of TGC common stock they hold, provided that the average of the volume weighted average price of the Company’s common stock on the Nasdaq Stock Market during the ten consecutive trading days ending on the second business day prior to the date of the shareholders’ meetings of the Company and TGC to be called for the purpose of approving the transaction is equal to or greater than $32.54 but less than or equal to $52.54. In the event that the average of the volume weighted average price of Dawson’s common stock is outside of that range, then the parties, at their respective option, shall be entitled to terminate the transaction following good faith negotiations to determine a modified, mutually acceptable exchange ratio.
     The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement. In addition, the Company and TGC have each agreed to certain pre-closing covenants in the Merger Agreement, including, among other things, covenants that the Company and TGC will, and TGC will cause its subsidiaries to, during the period between the date of the Merger Agreement and the effective time of the merger, conduct their business only in the ordinary course of business consistent with past practice and that the Company and TGC will not engage in certain types of transactions without the consent of the other during such period.
     Pursuant to the Merger Agreement, the Company has agreed to take all necessary actions to cause, as of the effective time of the merger, its Board of Directors to include as Company directors Messrs. Whitener and McInnes, each of whom is currently a TGC director.
     At the closing of the transaction, it is anticipated that the Company will issue approximately 3.7 million shares in exchange for the approximately 19.6 million shares of TGC common stock outstanding. Upon completion of the transaction, the Company will have approximately 11.7 million shares outstanding, with current Company shareholders owning approximately 68% of the combined company and current TGC shareholders owning approximately 32%.
     In connection with the Merger Agreement, certain of TGC’s executive officers and directors and their affiliates who own, in the aggregate, 28.73% of the currently outstanding shares of TGC common stock have entered into voting agreements with the Company. Pursuant to and subject to the terms of those voting agreements, those directors and executive officers and their respective affiliates have agreed, among other things, to vote their shares of TGC common stock in favor of approval of the Merger Agreement at the TGC special meeting to be held to approve the Merger Agreement.
Results of Operations
     Operating Revenues. Our operating revenues for the first six months of fiscal 2011 increased 78% to $150,990,000 from $84,915,000 for the first six months of fiscal 2010. For the three months ended March 31, 2011, operating revenues totaled $78,337,000 as compared to $48,585,000 for the same period of fiscal 2009, a 61% increase. The revenue increase for the fiscal 2011 periods is primarily the result of the previously announced redeployment of three data acquisition crews during fiscal 2010, unusually high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources, increasing channel count per crew, improved utilization rates on some existing crews and two contingent crews being utilized in 2011, offset by difficult weather and permit conditions. The increased level of the third-party charges is driven by our continued operations in areas with limited access. We are reimbursed for these charges by our clients.

     Operating Costs. Operating expenses for the six months ended March 31, 2011 totaled $139,893,000 as compared to $79,147,000 for the same period of fiscal 2010, an increase of 77%. Operating expenses for the three months ended March 31, 2011 increased 66% to $73,733,000 as compared to $44,428,000 for the same period of fiscal 2010. The increase for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 was primarily due to the addition of field personnel and other expenses associated with operating the three additional data acquisition crews redeployed during fiscal 2010 and the two contingent crews in 2011, unusually high reimbursable expenses, along with an overall increase in operating activity during the period. As discussed above, reimbursed expenses have a similar impact on operating costs.
     General and administrative expenses were 3.7% of revenues in the first six months of fiscal 2011, as compared to 4.3% of revenues in the same period of fiscal 2010. For the quarter ended March 31, 2011, general and administrative expenses were 4.4% of revenues as compared to 3.7% of revenues in the same period of 2010. The ratio of general and administrative expenses to revenue decreased in the first six months of fiscal 2011 compared to the same period of fiscal 2010 due to the substantial increase in revenues between the two periods which outpaced the increase in general and administrative expenses over the same period. The dollar amount of general and administrative expenses increased to $3,414,000 during the second quarter of fiscal 2011 from $1,792,000 during the second quarter of fiscal 2010 and to $5,592,000 during the six months ended March 31, 2011 from $3,646,000 during the six months ended March 31, 2010. These dollar increases reflect our increased level of administrative costs, primarily related to employee costs as a result of our increased revenues and operational activity in fiscal 2011 as well as transaction costs of $956,000 associated with the proposed transaction with TGC.
     Depreciation for the six months ended March 31, 2011 totaled $14,867,000 compared to $13,172,000 for the six months ended March 31, 2010. We recognized $7,735,000 of depreciation expense in the second quarter of fiscal 2011 as compared to $6,695,000 in the comparable quarter of fiscal 2010. The increases in depreciation expense in both the six month and three month periods were the result of the large capital expenditures we made during fiscal 2010 and larger capital expenditures we have made to date in fiscal 2011. Our depreciation expense is expected to increase during fiscal 2011 reflecting our higher capital expenditures during fiscal 2010 and to date in fiscal 2011.
     Our total operating costs for the first six months of fiscal 2011 were $160,352,000, an increase of 67% from the first six months of fiscal 2010. For the quarter ended March 31, 2011, our operating expenses were $84,882,000 representing a 60% increase from the comparable quarter of fiscal 2010. These increases in the first six months and for the second quarter were primarily due to the factors described above.
     Taxes. Income tax benefit was $2,225,000 for the six months ended March 31, 2011 compared to income tax benefit of $3,973,000 for the six months ended March 31, 2010. Income tax benefit was $1,659,000 for the three months ended March 31, 2011 compared to income tax benefit of $1,501,000 for the three months ended March 31, 2010. The effective tax rates for the income tax provision for the six months ended March 31, 2011 and 2010 were approximately 25.4% and 36.5%, respectively. Our effective tax rates differ from the statutory federal rate of 35.0% for certain items, such as state and local taxes, non-deductible expenses, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.
Liquidity and Capital Resources
     Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and short-term borrowings from commercial banks have been sufficient to fund our working capital requirements, and to some extent, our capital expenditures. The Merger Agreement we have entered into with TGC in some cases limits our rights to make capital expenditures or to increase our debt obligations without the consent of TGC. As a practical matter, we do not believe that these limitations will have an impact on the way we do business, finance our expenditures or make capital investments. For more information on our Merger Agreement, see “Pending Acquisition” above.
     Cash Flows. Net cash provided by operating activities was $3,089,000 for the first six months of fiscal 2011 and $2,510,000 for the first six months of fiscal 2010. Despite the increase in operating activities and revenues between periods, both fiscal periods’ operating results have been negatively affected by reduced margins on our services resulting from lower contract prices. Although our cash flows from accounts receivable fluctuated during the periods, this did not reflect a change in our collection experience during the period as the average number of days in accounts receivable has remained at approximately fifty-five over the last twelve months. Amounts in our accounts receivable that are over sixty days represent less than ten percent of our total accounts receivable in both periods and management expects them to be substantially collectible.

     Net cash used in investing activities was $19,459,000 in the six months ended March 31, 2011 and $20,185,000 in the six months ended March 31, 2010. In fiscal 2011 and 2010, we invested excess funds of $2,500,000 in certificates of deposit and $9,971,000 in U.S. treasury instruments. The proceeds from maturity of short-term investments and other excess cash reserves were primarily used for capital expenditures in both years presented.
     We had $297,000 in cash flows from financing activities in the first six months of fiscal 2011 and none in the first six months of fiscal 2010.
     Capital Expenditures. Capital expenditures for the six months ended March 31, 2011 were $36,051,000, which included an additional 2,000-station OYO GSR four-channel recording system along with three-component geophones, 10,000 single-channel OYO GSR recording boxes, additional conventional geophones, cables for existing systems, vehicles to improve our fleet and ten INOVA vibrator energy source units.
     During the quarter ended March 31, 2011, our Board of Directors increased our fiscal 2011 capital budget by an additional $5,000,000 to $40,000,000. Our fiscal 2011 capital budget has been used to date for the purchase of the previously disclosed OYO recording units and vibrator energy source units. We plan to use the remaining balance of the capital budget for the purchase of additional geophones, vehicles and to meet other maintenance capital requirements. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2011, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants as of March 31, 2011 and May 9, 2011. We have not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2010. We are currently discussing renewal of the revolving line of credit loan agreement with Western National Bank.
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
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2011.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,721	$649	$625	$447	$—

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

Off-Balance Sheet Arrangements
     As of March 31, 2011, we had no off-balance sheet arrangements.
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
Recently Issued Accounting Pronouncements
     None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices which affect demand for and pricing of our services as well as interest rate fluctuations. Our revolving line of credit carries a variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At March 31, 2011, we had no balances outstanding on our revolving line of credit. The contractual maturities of our short-term investments range from April to May 2011. Our short-term investments are classified for accounting purposes as available-for-sale. If these short-term investments are not held to maturity, the proceeds obtained when the instruments are sold will be impacted by the current interest rates at the time they are sold. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
     As a result of entering into the Merger Agreement, we are adding additional risk factors as set forth below. Any investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and under “Item 1A Risk Factors” contained in our Annual Report on Form 10-K for the year-ended September 30, 2010, which is incorporated herein by reference.
The merger with TGC is subject to certain closing conditions which may not be satisfied, and as a result, the merger may not be completed.
     The closing of the merger with TGC is subject to certain customary closing conditions, including, among other things:
•	the approval of the issuance of shares of our common stock pursuant to the Merger Agreement by our shareholders;

•	the approval of the Merger Agreement by TGC shareholders;

•	expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•	the absence of any judgment, injunction, order or decree in effect, or any law, statute, rule or regulation enacted, that prohibits the consummation of the merger;

•	the effectiveness of a registration statement on Form S-4 of which this joint proxy statement/prospectus forms a part and the authorization of the listing of the shares of our common stock to be issued in the merger on the Nasdaq Stock Market;

•	certain officers of TGC having entered into employment agreements with TGC, as the surviving entity of the merger, as of the effective time of the merger;

•	receipt by TGC of certain third party consents;

•	receipt by TGC of the reconfirmation opinion, which is a reconfirmation from TGC’s financial adviser, as of the closing date, that the consideration to be received by TGC shareholders in the merger is fair; and

•	other customary conditions, including the absence of a material adverse effect with respect to either TGC’s or the Company’s respective businesses.
     There can be no assurance that all these closing conditions will be met, and if they are not all met (or waived to the extent they can be waived), the merger will not be completed
Failure to complete the merger with TGC could negatively impact the stock price and our future business and financial results.
     If the merger with TGC is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit and would have exposed ourselves to a number of risks, including the following:
•	we may experience negative reactions from clients and employees;

•	the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception by the stock market and a resulting decline in the market price of our common stock;

•	certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed; and

•	there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the companies.

     In addition, we may be required to pay TGC a termination fee of $2.35 million and reimburse TGC’s expenses up to $1.5 million if the Merger Agreement is terminated, depending on the specific circumstances of the termination.
Whether or not the merger is completed, the announcement and pendency of the merger could disrupt our business, which could have an adverse effect on our business, financial results and stock price.
     Whether or not the merger is completed, the announcement and pendency of the merger could disrupt our business. We diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business, all of which could result in an adverse effect on our business, financial results and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Total Number of
			Shares Purchased as	Maximum Number of
			a Part of a	Shares That May be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under
Period	Shares Purchased (1)	per Share	Plan (2)	Plan (2)
January 1-31, 2011	—	—	N/A	N/A
February 1-28, 2011	1,296	38.03	N/A	N/A
March 1-31, 2011	—	—	N/A	N/A

(1)	Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our shareholder-approved long-term incentive plan.

(2)	We did not have at any time during fiscal 2011 and currently do not have a share repurchase program in place.

ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: May 10, 2011	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: May 10, 2011	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of March 20, 2011, by and between the Company, 6446 Acquisition Corp. and TGC Industries, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed on March 21, 2011 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

2.2	Form of Voting Agreement by and between the Company and the shareholders of TGC Industries, Inc. signatories thereto (filed on March 21, 2011 as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.1	Form of Indemnification Agreement with Directors and Officers of the Company (filed on March 21, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.