Form 10-Q
period 2011-06-30
DAWSON GEOPHYSICAL CO
filed 2011-08-09
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________to________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 9, 2011

Common Stock, $.33 1/3 par value	7,910,885 shares

DAWSON GEOPHYSICAL COMPANY
INDEX

Page
Number
Part I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Statements of Operations for the Three Months and the Nine Months Ended June 30, 2011 and 2010 (unaudited)	3
Balance Sheets at June 30, 2011 (unaudited) and September 30, 2010	4
Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 (unaudited)	5
Notes to Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
Part II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	19
Signatures	19
Index to Exhibits	20
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Operating revenues	$98,033,000	$61,178,000	$249,023,000	$146,093,000
Operating costs:
Operating expenses	85,431,000	54,098,000	225,324,000	133,245,000
General and administrative	3,804,000	1,635,000	9,396,000	5,281,000
Depreciation	7,900,000	7,016,000	22,767,000	20,188,000

	97,135,000	62,749,000	257,487,000	158,714,000

Income (loss) from operations	898,000	(1,571,000)	(8,464,000)	(12,621,000)
Other income:
Interest income	2,000	20,000	33,000	78,000
Other income	21,000	126,000	603,000	223,000

Income (loss) before income tax	921,000	(1,425,000)	(7,828,000)	(12,320,000)

Income tax (expense) benefit	(587,000)	406,000	1,638,000	4,379,000

Net income (loss)	$334,000	$(1,019,000)	$(6,190,000)	$(7,941,000)

Basic income (loss) per common share	$0.04	$(0.13)	$(0.79)	$(1.02)

Diluted income (loss) per common share	$0.04	$(0.13)	$(0.79)	$(1.02)

Weighted average equivalent common shares outstanding	7,812,519	7,779,256	7,801,396	7,776,740

Weighted average equivalent common shares outstanding -assuming dilution	7,925,181	7,779,256	7,801,396	7,776,740

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,004,000	$29,675,000
Short-term investments	—	20,012,000
Accounts receivable, net of allowance for doubtful accounts of $155,000 and $639,000 at June 30, 2011 and September 30, 2010, respectively	84,451,000	57,726,000
Prepaid expenses and other assets	11,936,000	7,856,000
Current deferred tax asset	1,545,000	1,764,000

Total current assets	109,936,000	117,033,000

Property, plant and equipment	300,649,000	248,943,000
Less accumulated depreciation	(149,274,000)	(130,900,000)

Net property, plant and equipment	151,375,000	118,043,000

Total assets	$261,311,000	$235,076,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,078,000	$14,274,000
Accrued liabilities:
Payroll costs and other taxes	2,940,000	3,625,000
Other	8,400,000	7,963,000
Deferred revenue	5,031,000	204,000
Current maturities of notes payable	5,264,000	—

Total current liabilities	44,713,000	26,066,000

Long-term liabilities:
Notes payable less current maturities	11,163,000	—
Deferred tax liability	20,444,000	18,785,000

Total long-term liabilities	31,607,000	18,785,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,910,885 and 7,902,106 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	2,637,000	2,634,000
Additional paid-in capital	91,363,000	90,406,000
Other comprehensive income, net of tax	—	4,000
Retained earnings	90,991,000	97,181,000

Total stockholders’ equity	184,991,000	190,225,000

Total liabilities and stockholders’ equity	$261,311,000	$235,076,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,190,000)	$(7,941,000)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	22,767,000	20,188,000
Noncash compensation	1,422,000	1,153,000
Deferred income tax expense	1,449,000	360,000
Provision for bad debts	213,000	199,000
Other	(631,000)	(234,000)

Change in current assets and liabilities:
Increase in accounts receivable	(27,696,000)	(12,970,000)
Increase in prepaid expenses and other assets	(4,230,000)	(364,000)
Increase in accounts payable	7,847,000	5,687,000
Decrease in accrued liabilities	(247,000)	(2,376,000)
Increase (decrease) in deferred revenue	4,827,000	(2,230,000)

Net cash (used) provided by operating activities	(469,000)	1,472,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital additions summarized below in noncash investing activities	(55,307,000)	(16,585,000)
Acquisition of short-term investments	(2,500,000)	(9,971,000)
Proceeds from maturity of short-term investments	22,500,000	15,000,000
Proceeds from disposal of assets	623,000	499,000
Partial proceeds on fire insurance claim	758,000	—

Net cash used in investing activities	(33,926,000)	(11,057,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	16,427,000	—
Proceeds from exercise of stock options	297,000	—

Net cash provided by financing activities	16,724,000	—

Net decrease in cash and cash equivalents	(17,671,000)	(9,585,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,675,000	36,792,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,004,000	$27,207,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$508,000	$797,000
Cash received during the period for income taxes	$202,000	$6,000,000

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$957,000	$305,000
Equipment purchase through asset trade in	$—	$2,170,000
Unrealized gain on investments	$—	$48,000
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
2. OPINION OF MANAGEMENT
     Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year.
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
Significant Accounting Policies
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
     Fair Value of Financial Instruments. The carrying amounts for cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of investments is based on quoted market prices.
     Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At June 30, 2011 and September 30, 2010, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank, which is collateralized by securities of the United States Federal agencies. The Company generally invests in short-term U.S. Treasury Securities. The Company believes its investments are of high credit quality. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.
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
     The Company receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts. Amounts billed to clients are recorded in revenue at the gross amount, including out-of-pocket expenses that are reimbursed by the client.
     In some instances, customers are billed in advance of the performance of services. In those cases, the Company recognizes the liability as deferred revenue. As services are performed, those amounts are reversed and recognized as revenue.

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
     Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur that suggest deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices, which is fundamental in assessing demand for the Company’s services. If the carrying amount of the assets exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to their fair value.
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
     Stock-Based Compensation. The Company accounts for stock-based compensation awards, which includes stock options and restricted stock, using the fair value method and recognizes compensation cost, net of forfeitures, in its financial statements. The Company records compensation expense as either operating or general and administrative expense, as appropriate, in the Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.
     Subsequent Events. The Company evaluates subsequent events through the date the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as filing with the SEC.
Recently Issued Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company in its second quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of ASU 2011-04 and believes the adoption will not have a material effect on its financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 will be effective for the Company in its first quarter of fiscal 2013, though earlier adoption is permitted. The update will be applied retrospectively upon adoption. The Company believes the adoption will not have a material effect on its financial statements.
3. SHORT-TERM INVESTMENTS
     The Company had no short-term investments at June 30, 2011. The components of the Company’s short-term investments at September 30, 2010 were as follows:

	As of September 30, 2010 (in 000’s)
	Amortized	Unrealized		Unrealized	Estimated Fair
	Cost	Gains		Losses	Value
Short-term investments:
U.S. Treasury bills	$14,991	$2		$—	$14,993
FDIC guaranteed bonds	5,015	4		—	5,019

Total	$20,006	$6	(a)	$—	$20,012

(a)	Accumulated other comprehensive income on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $2,000.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     At June 30, 2011 and September 30, 2010, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.
     The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.
     The Company had no short-term investments at June 30, 2011. The fair value measurements of these short-term investments at September 30, 2010 were determined using the following inputs:

	As of September 30, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$14,993	$14,993	$—	$—
FDIC guaranteed bonds	5,019	5,019	—	—

Total	$20,012	$20,012	$—	$—

     Investments in U.S. Treasury bills and FDIC guaranteed bonds classified as available-for-sale were measured using unadjusted quoted market prices (Level 1) at the reporting date.
5. DEBT
     The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”) plus two and one-quarter percent or the Prime Rate minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of June 30, 2011 and August 9, 2011. The Company has not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2010.
     On June 24, 2011, the Company exercised its purchase option for OYO GSR equipment it had been previously leasing. In connection with the purchase of this equipment, the Company amended its above Revolver with Western National Bank on June 30, 2011 to add a new term loan note (“Term Note”) provision, under which the Company obtained $16,427,000 in financing for the purchase of this equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”) plus two and one-quarter percent or the Prime Rate minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. The Term Note is collateralized by the equipment and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at June 30, 2011.
     Minimum principal payments under the Term Note for the twelve months ended June 30 are as follows:

2012	$5,264,000
2013	5,473,000
2014	5,690,000

Total	$16,427,000
Less current maturities	5,264,000

Note payable, less current maturities	$11,163,000

6. COMMITMENTS AND CONTINGENCIES
     On October 4, 2010, a fire in Eastern Wyoming burned a remote area where one of the Company’s data acquisition crews was operating. The fire destroyed approximately $35,000 net book value of the Company’s equipment, all of which was covered by the Company’s liability insurance, net of the deductible. As a result of the loss of equipment in the fire, the Company also lost data worth approximately $103,000. This data loss was also covered by the Company’s liability insurance, net of the deductible. In addition to the loss of equipment and data, a number of landowners in the fire area suffered damage to their grazing lands, livestock, fences and other improvements. The estimated cost to repair fence damages is approximately $700,000, and the Company believes such amounts will be covered by insurance. The insurance company is coordinating all other exposures as a result of the fire, and the Company believes its coverage will be adequate for this purpose. In December 2010, the Company received insurance proceeds for equipment and data losses sustained by the Company during the fire and for the Company’s debris pick-up costs.
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
     From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, as the Company believes it is adequately indemnified and insured.
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
     The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of June 30, 2011.

	Payments Due by Period (in 000’s)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$1,534	$543	$617	$374	$—

     Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $179,000 and $154,000 for the three months ended June 30, 2011 and 2010, respectively, and $538,000 and $446,000 for the nine months ended June 30, 2011 and 2010, respectively.
     As of June 30, 2011 and September 30, 2010, the Company had unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.
7. SUBSEQUENT EVENTS
     The Company has evaluated events subsequent to the balance sheet date (June 30, 2011) through the issue date of this Form 10-Q and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.
8. NET INCOME (LOSS) PER COMMON SHARE
     Basic income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted income (loss) per common share.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NUMERATOR:
Net income (loss) and numerator for basic and diluted net income (loss) per common share-income available to common shareholders	$334,000	$(1,019,000)	$(6,190,000)	$(7,941,000)

DENOMINATOR:
Denominator for basic net income (loss) per common share-weighted average common shares	7,812,519	7,779,256	7,801,396	7,776,740
Effect of dilutive securities-employee stock options and restricted stock grants	112,662	—	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average common shares and assumed conversions	7,925,181	7,779,256	7,801,396	7,776,740

Basic income (loss) per common share	$0.04	$(0.13)	$(0.79)	$(1.02)

Diluted income (loss) per common share	$0.04	$(0.13)	$(0.79)	$(1.02)

     The Company had a net loss in the nine months ended June 30, 2011 and in the three months and the nine months ended June 30, 2010. Therefore, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods.
     The following weighted average numbers of certain securities have been excluded from the calculation of diluted net loss per common share, as their effects would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	—	151,720	142,234	151,907
Restricted stock	—	38,500	113,930	39,115

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
Overview
     We are the leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past, and such fluctuations continue to be the single most important factor affecting our business and results of operations.
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
     In the second quarter of fiscal 2010, we began to experience an increase in demand for our services, particularly in the oil basins. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010, bringing our crew count to twelve active crews. With demand continuing to increase during fiscal 2011, we have continued to see an increase in activity and requests for proposals. In response to this increase in demand, we deployed two additional crews in the second quarter of fiscal 2011, bringing our current total to fourteen working crews. While the seismic data acquisition market in the lower 48 United States remains very competitive, we have experienced continued improvements in pricing and contract terms. Although our clients may cancel their service contracts on short notice and projects are subject to delays due to permit and weather concerns, our current order book is at its highest level since 2008 and reflects commitment levels sufficient to maintain operation of our fourteen data acquisition crews through the end of calendar 2011.
     While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews. Crew productivity can be impacted by factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, whether we enter into turnkey or day rate contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity and configuration may contribute to growth in our revenues. During fiscal 2010 and fiscal 2011, most of our client contracts have been turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to approximately seventy percent of our revenues during fiscal 2010 and in the first nine months of fiscal 2011. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime.
     Over time, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investment in additional channels. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins.
     In recent months, we have purchased and leased a significant number of cable-less recording equipment. We have utilized this equipment as stand-alone recording systems and in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter.
     While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to worsen, our clients were to reduce their capital expenditures, or if there was a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, could cause continued downward pressure on the prices we charge and would affect our results of operations. The services we are currently providing are primarily for clients seeking oil and liquids. In recent years, we have experienced periods in which the services we provided were primarily for clients seeking oil and other periods in which our clients were primarily seeking natural gas.
Fiscal 2011 Third Quarter Highlights
     Our third quarter results were positively affected by the addition of the two data acquisition crews in the second fiscal quarter, improved crew efficiencies and utilization. Our third quarter results were negatively affected by increases in operating expenses related to unanticipated equipment repair costs and higher fuel costs, transaction expenses of approximately $1,400,000, or $0.19 per share, related to the proposed merger with TGC, as further discussed in “Pending Acquisition” below, and higher depreciation charges due to our continued investment in new equipment.
     We continue to experience high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources in survey areas with limited access. The Company believes these third-party charges, which are reimbursed by the client, will remain high while the Company operates in difficult terrain, particularly in the Eastern United States. Approximately one-half of our increase in revenues during the third fiscal quarter was due to the increase in these third-party charges.
     During the third quarter, we purchased the 14,850 single-channel OYO GSR units we had initially leased by exercising the purchase option under the lease. The conversion of the equipment lease to a purchase resulted in an increase of approximately $0.02 per share per month of depreciation charges and a decrease of approximately $0.06 per share of lease expense for each month of the quarter (as compared to March 2011, the month in which the equipment was initially leased). The purchase of the equipment was financed through a new term loan facility in the amount of $16,427,000. We now own in excess of 161,000 channels, which can be configured variably on a project-by-project basis to best meet the operational and geophysical needs of our clients.
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

     The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement. In addition, the Company and TGC have each agreed to certain pre-closing covenants in the Merger Agreement, including, among other things, covenants that the Company and TGC will, and TGC will cause its subsidiaries to, during the period between the date of the Merger Agreement and the effective time of the merger, conduct their businesses only in the ordinary course of business consistent with past practice and that the Company and TGC will not engage in certain types of transactions without the consent of the other during such period.
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
Results of Operations
     Operating Revenues. Our operating revenues for the first nine months of fiscal 2011 increased 70% to $249,023,000 from $146,093,000 for the first nine months of fiscal 2010. For the three months ended June 30, 2011, operating revenues totaled $98,033,000 as compared to $61,178,000 for the same period of fiscal 2010, a 60% increase. The revenue increase for the fiscal 2011 periods is primarily the result of increasing the active crew count to fourteen working crews, including the two formerly provisional crews added during the second fiscal quarter, increasing channel count per crew and significantly higher third-party charges, which constituted one-half of the growth in revenues during these periods. The third-party charges are related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. The increased level of the third-party charges is driven by our continued operations in areas with limited access. We are reimbursed for these charges by our clients.
     Operating Costs. Operating expenses for the nine months ended June 30, 2011 totaled $225,324,000 as compared to $133,245,000 for the same period of fiscal 2010, an increase of 69%. Operating expenses for the three months ended June 30, 2011 increased 58% to $85,431,000 as compared to $54,098,000 for the same period of fiscal 2010. The increase for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 was primarily due to the addition of field personnel and other expenses associated with operating fourteen data acquisition crews during fiscal 2011, significantly higher third-party expenses, along with an overall increase in operating activity during the period. As discussed above, reimbursed expenses have a similar impact on operating costs.
     General and administrative expenses were 3.8% of revenues in the first nine months of fiscal 2011, as compared to 3.6% of revenues in the same period of fiscal 2010. For the quarter ended June 30, 2011, general and administrative expenses were 3.9% of revenues as compared to 2.7% of revenues in the same period of 2010. The dollar amount of general and administrative expenses increased to $3,804,000 during the third quarter of fiscal 2011 from $1,635,000 during the third quarter of fiscal 2010 and to $9,396,000 during the nine months ended June 30, 2011 from $5,281,000 during the nine months ended June 30, 2010. These dollar increases reflect our increased level of administrative costs, primarily related to employee costs as a result of our increased revenues and operational activity in fiscal 2011, as well as transaction costs for the first nine months of $2,421,000 associated with the proposed merger with TGC.
     Depreciation for the nine months ended June 30, 2011 totaled $22,767,000 compared to $20,188,000 for the nine months ended June 30, 2010. We recognized $7,900,000 of depreciation expense in the third quarter of fiscal 2011 as compared to $7,016,000 in the comparable quarter of fiscal 2010. The increases in depreciation expense in both the nine month and three month periods were the result of capital expenditures we made during fiscal 2010 and larger capital expenditures we have made to date in fiscal 2011. Our depreciation expense is expected to increase during fiscal 2011 reflecting our higher capital expenditures during fiscal 2010 and to date in fiscal 2011.

     Our total operating costs for the first nine months of fiscal 2011 were $257,487,000, an increase of 62% from the first nine months of fiscal 2010. For the quarter ended June 30, 2011, our operating expenses were $97,135,000, representing a 55% increase from the comparable quarter of fiscal 2010. These increases in the first nine months and for the third quarter were primarily due to the factors described above.
     Taxes. Income tax benefit was $1,638,000 for the nine months ended June 30, 2011 compared to $4,379,000 for the nine months ended June 30, 2010. Income tax expense was $587,000 for the three months ended June 30, 2011 compared to income tax benefit of $406,000 for the three months ended June 30, 2010. The effective tax rates for the income tax provision for the nine months ended June 30, 2011 and 2010 were approximately 20.9% and 35.5%, respectively. Currently, our effective tax rate has been impacted significantly by the non-deductible transaction costs related to our pending acquisition. Our effective tax rates differ from the statutory federal rate of 35.0% for certain items such as state and local taxes, non-deductible expenses, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.
Liquidity and Capital Resources
     Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations, cash reserves and short-term borrowings from commercial banks have been sufficient to fund our working capital requirements, and to some extent, our capital expenditures. The Merger Agreement we have entered into with TGC, in some cases, limits our rights to make capital expenditures or to increase our debt obligations without the consent of TGC. As a practical matter, we do not believe that these limitations will have an impact on the way we do business, finance our expenditures or make capital investments. For more information on our Merger Agreement, see “Pending Acquisition” above.
     Cash Flows. Net cash used by operating activities was $469,000 for the first nine months of fiscal 2011. The cash provided by operating activities was $1,472,000 for the first nine months of fiscal 2010. Despite the increase in operating activities and revenues between periods, and an overall improvement in operating margins between periods, cash flows associated with operating activities have exceeded cash flows from accounts receivables. Amounts in our trade accounts receivable that are over sixty days represent approximately 14% and 20% of our total trade accounts receivable at June 30, 2011 and June 30, 2010, respectively. The remaining outstanding trade accounts receivable (those sixty days or less), after taking into consideration payments received subsequent to June 30, 2011 and additional payments anticipated by management, is more representative of historical levels. Management expects our outstanding trade accounts receivable to be substantially collectible.
     Net cash used in investing activities was $33,926,000 in the nine months ended June 30, 2011 and $11,057,000 in the nine months ended June 30, 2010. In fiscal 2011 and 2010, we invested excess funds of $2,500,000 in certificates of deposit and $9,971,000 in U.S. treasury instruments, respectively. The proceeds from maturity of short-term investments and other excess cash reserves were primarily used for capital expenditures of $55,307,000 and $16,585,000 in fiscal 2011 and 2010, respectively.
     Net cash flows from financing activities in the nine months ended June 30, 2011 includes the financing of $16,427,000 to purchase the OYO GSR recording equipment we had been leasing. There were no cash flows from financing activities in the first nine months of fiscal 2010.
     Capital Expenditures. Capital expenditures for the nine months ended June 30, 2011 were $56,264,000, which included the purchase of the 14,850 single channel OYO GSR units discussed above, an additional 2,000-station OYO GSR four-channel recording system along with three-component geophones, 10,000 single-channel OYO GSR recording boxes, additional conventional geophones, cables for existing systems, vehicles to improve our fleet and ten INOVA vibrator energy source units.
     During the quarter ended June 30 2011, our Board of Directors approved a $5,000,000 increase to the Company’s capital budget and approved the purchase of the previously leased OYO GSR equipment, bringing the total amount of the fiscal 2011 capital budget to $61,918,000. To date, $56,264,000 of the capital budget has been spent for the purchases described above. The remaining balance of the capital budget will be used for maintenance capital purposes.
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
     Our revolving line of credit loan agreement is with Western National Bank. The agreement was recently renewed under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”) plus two and one-quarter percent or the Prime Rate minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of June 30, 2011 and August 9, 2011. We have not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2010.
     On June 24, 2011, we exercised our purchase option for seismic recording equipment we had been leasing. We restated our revolving line of credit with Western National Bank to add a new term loan note provision, which provided $16,427,000 in financing for the purchase of the OYO GSR equipment. The loan is repayable over a period of 36 months at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”) plus two and one-quarter percent or the Prime Rate minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. The loan is collateralized by the equipment and matures on June 30, 2014.
     The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2011.

	Payments Due by Period (in 000’s)
		Within 1			After 5
Contractual Obligations	Total	Year	1-2 Years	3-5 Years	Years

Operating lease obligations	$1,534	$543	$617	$374	$—
Debt obligations	16,427	5,264	11,163	—	—

Total	$17,961	$5,807	$11,780	$374	$—

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
     We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through cash flow from operations, cash on hand, through borrowings under our revolving line of credit and equipment term loans. However, our ability to satisfy our working capital requirements and to fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, including the demand for our seismic services from clients.
Off-Balance Sheet Arrangements
     As of June 30, 2011, we had no off-balance sheet arrangements.
Critical Accounting Policies
     Information regarding the Company’s critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Recently Issued Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective in our second quarter of fiscal 2012 and will be applied prospectively. We are currently evaluating the impact of ASU 2011-04 and believe the adoption will not have a material effect on our financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 will be effective in our first quarter of fiscal 2013, though earlier adoption is permitted. The update will be applied retrospectively upon adoption. We believe the adoption will not have a material effect on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary sources of market risk include fluctuations in commodity prices, which affect demand for and pricing of our services, as well as interest rate fluctuations. Our revolving line of credit and equipment term loan both carry the same variable interest rate that is tied to market indices and, therefore, our results of operations and our cash flows could be impacted by changes in interest rates. Outstanding balances under our revolving line of credit and equipment term loan bear interest at our monthly direction of the lower of the Prime rate minus three-quarters percent or the 30-day LIBOR plus two and one-quarter percent, subject to an interest rate floor of 4%. At June 30, 2011, we had a balance of $16,427,000 on our equipment term loan. We had no balances outstanding on our revolving line of credit. We do not currently have any short-term investments. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
     As a result of entering into the Merger Agreement, we are adding additional risk factors as set forth below. Any investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and under “Item 1A Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2010, which is incorporated herein by reference, as well as in the other documents we file with the SEC regarding the proposed transaction with TGC.
The merger with TGC is subject to certain closing conditions which may not be satisfied, and as a result, the merger may not be completed.
The closing of the merger with TGC is subject to certain customary closing conditions, including, among other things:
•	the approval of the issuance of shares of our common stock pursuant to the Merger Agreement by our shareholders;

•	the approval of the Merger Agreement by TGC shareholders;

•	expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•	the absence of any judgment, injunction, order or decree in effect, or any law, statute, rule or regulation enacted, that prohibits the consummation of the merger;

•	the effectiveness of a registration statement on Form S-4 of which this joint proxy statement/prospectus forms a part and the authorization of the listing of the shares of our common stock to be issued in the merger on the Nasdaq Stock Market;

•	certain officers of TGC having entered into employment agreements with TGC, as the surviving entity of the merger, as of the effective time of the merger;

•	receipt by TGC of certain third-party consents;

•	receipt by TGC of the reconfirmation opinion, which is a reconfirmation from TGC’s financial adviser, as of the closing date, that the consideration to be received by TGC shareholders in the merger is fair; and

•	other customary conditions, including the absence of a material adverse effect with respect to either TGC’s or the Company’s respective businesses.
     There can be no assurance that all these closing conditions will be met, and if they are not all met (or waived to the extent they can be waived), the merger will not be completed.
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
     If the merger with TGC is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit and would have exposed ourselves to a number of risks, including the following:
•	we may experience negative reactions from clients and employees;

•	the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception by the stock market and a resulting decline in the market price of our common stock;

•	certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed; and

•	there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the Company.

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
     Whether or not the merger is completed, the announcement and pendency of the merger could disrupt our business. We have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business, all of which could result in an adverse effect on our business, financial results and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to our purchases of our common stock:

Total Number of
			Shares Purchased as	Maximum Number of
			a Part of a	Shares That May be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under
Period	Shares Purchased (1)	per Share	Plan (2)	Plan (2)
April 1-30, 2011	—	—	N/A	N/A
May 1-31, 2011	—	—	N/A	N/A
June 1-30, 2011	8,104	34.17	N/A	N/A

(1)	Represents the surrender of shares of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our shareholder-approved long-term incentive plan.

(2)	We did not have at any time during fiscal 2011 and currently do not have a share repurchase program in place.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY
DATE: August 9, 2011	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 9, 2011	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of March 20, 2011, by and between the Company, 6446 Acquisition Corp. and TGC Industries, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed on March 21, 2011 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

2.2	Form of Voting Agreement by and between the Company and the shareholders of TGC Industries, Inc. signatories thereto (filed on March 21, 2011 as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.1	Form of Indemnification Agreement with Directors and Officers of the Company (filed on March 21, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.2*	Revolving Line of Credit and Term Loan Agreement, dated as of June 30, 2011, between the Company and Western National Bank.

10.3*	Security Agreement, dated as of June 30, 2011, between the Company and Western National Bank.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*** 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations for the three months and the nine months ended June 30, 2011 and 2010, (ii) Balance Sheets at June 30, 2011 and September 20, 2010, (iii) Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (iv) Notes to Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.