Form 10-K
period 2011-09-30
DAWSON GEOPHYSICAL CO
filed 2011-12-09
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of March 31, 2011, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $334,408,885.

On November 30, 2011, there were 7,910,885 shares of Dawson Geophysical Company common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on January 24, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Fiscal Year Ended September 30, 2011

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, disruptions in the global economy, industry competition, delays, reductions or cancellations of service contracts, high fixed costs of operations, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, the type of contracts we enter into, crew productivity, limited number of customers, credit risk related to our customers, the availability of capital resources and operational disruptions. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.    BUSINESS

General

Dawson Geophysical Company (the “Company”), a Texas corporation, is the leading provider of onshore seismic data acquisition and processing services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Founded in 1952, we acquire and process 2-D, 3-D and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. Over the past few years the focus of our efforts has shifted between natural gas and oil-based exploration projects. Natural gas projects were our primary focus until late 2008. Since that time, we have experienced a gradual shift in activity to oil exploration, which has accelerated as oil prices have increased in 2010 and 2011. The majority of our crews are currently working in oil producing basins. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2011, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

As of September 30, 2011, we operated fourteen 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City and Pittsburgh. Our geophysicists perform data processing in our Midland, Houston and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. The results of a seismic survey conducted for a client belong to that client. We do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Demand for our data acquisition services is closely linked to oil and natural gas prices and the related level of spending for domestic exploration and development of oil and natural gas reserves. With the decline in the market prices for oil, and especially natural gas following the financial crisis of late 2008, we experienced a severe reduction in demand for our services beginning in early fiscal 2009. As a result, we reduced the number of active data acquisition crews we operated from sixteen in January 2009 to nine in October 2009. Since the middle of fiscal 2010, we have experienced stronger demand for our services and, as a result, we redeployed three data acquisition crews during fiscal 2010 and two data acquisition crews during fiscal 2011, bringing our current total to fourteen active crews.

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

•	Maintaining the focus of our operations on the domestic onshore seismic market;

•	Continuing to operate with conservative financial discipline;

•	Updating our capabilities to incorporate advances in geophysical and supporting technologies; and

•	Acquiring equipment to expand the recording channel capacity on our existing crews and equipping additional crews as market conditions dictate.

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

We are able to collect seismic data using either 3-D or 2-D methods. During fiscal 2011, substantially all of our revenues were derived from 3-D seismic data acquisition. Continued technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method creates an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface and identify subsurface features that are favorable for the accumulation of hydrocarbons. In contrast with 3-D methods, the 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. In recent years, the 2-D seismic method has been used as a regional evaluation tool in many of the limited access shale basins, in particular the Marcellus Shale in the Appalachian Basin, in which we operated one small channel count crew for half of fiscal 2011.

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

We are prepared to meet such demands with the implementation of improved techniques and evolving technology. In recent years, we have steadily increased the recording capacity of our crews by increasing channel count and the number of energy source units we operate. These increases allow for a greater density of both channels and energy sources in order to increase resolution and to improve operating efficiencies. We have also utilized multi-component recording equipment on several projects in an effort to gain more information to help our clients enhance their development of producing reservoirs. Multi-component recording involves the collection of different seismic waves, including shear waves, which aids in reservoir analysis such as fracture orientation and intensity in shales and more descriptive rock properties.

In recent years, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investments in additional channels. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins.

During fiscal 2011, we purchased and leased a significant number of cable-less recording channels. We have utilized this equipment as stand-alone recording systems and in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter of fiscal 2011.

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

Utilizing electronic surveying equipment, survey personnel, who are either our employees or contract companies, precisely locate the energy source and receiver positions from which the seismic data are collected. We use vibrator energy sources which are mounted on vehicles, the majority of which weigh 62,000 pounds each, to generate seismic energy, or we detonate dynamite charges placed in drill holes below the earth’s surface. We use third-party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges. We also use third-party helicopter services to move equipment in areas of difficult terrain in an effort to increase efficiency and reduce safety risk.

We currently own 157 vibrator energy source units and over 161,000 recording channels. We also currently own eighteen central recording systems. Of the eighteen recording systems we owned at September 30, 2011, three are OYO GSR cable-less recording systems, eight are ARAM ARIES cable-based recording systems, six are I/O System II RSR radio-based recording systems, and one is an I/O System II MRX cable-based recording system. All of our systems record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit, as well as their operational flexibility and channel count expandability. From time to time, we utilize the cable-less OYO GSR system in conjunction with the ARAM ARIES cable system to increase the flexibility and recording capacity of the cable system.

At fiscal year end 2011, we operated fourteen land-based seismic data acquisition crews. Each crew consists of approximately forty to one hundred technicians, twenty-five or more vehicles with off-road capabilities, up to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. Our equipment may be configured on our crews in various combinations to meet the demands of specific survey designs.

Of the fourteen data acquisition crews in operation at September 30, 2011, three used GSR recording systems, six used ARAM recording systems and five used RSR recording systems. All of our crews utilize either vibrator energy sources or dynamite energy sources. While the number of recording systems we own is in excess of the number needed to field our current level of data acquisition crews, we maintain the excess equipment to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to client demand and clients’ desire for improved data quality with greater subsurface images.

Client demand for more recording channels continues to increase as the industry strives for improved data quality with higher resolution subsurface images. We believe this trend will continue and that our ability to deploy a large number of recording channels and multiple energy source units provides us with the competitive advantages of operational versatility and increased productivity, in addition to improved data quality. In November 2011, we placed an order for twelve INOVA AHV IV 364 energy sources. The purchase of these additional energy sources will expand our energy source fleet to 169 by the end of the first quarter of fiscal year 2012.

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

Integrated Services. We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include health, safety, security and environmental programs as well as facilities for vehicle repair, vehicle paint and body repair, electronics repair, electrical engineering and software development. In addition, we maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining as many of these functions as possible in-house contributes to better quality control and improved efficiency in our operations. Our clients are responsible for the interpretation of the seismic data we provide.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. During fiscal 2011, we invested $35,323,000 in additional OYO GSR recording equipment in response to industry demand for more recording channels and operational flexibility. In addition, we purchased ten INOVA AHV IV 364 vibrator units. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved an initial $20,000,000 capital budget for fiscal 2012 which will be used to purchase twelve INOVA AHV IV 364 vibrator energy sources units, increase channel count, make technical improvements in various phases of our operations and meet maintenance capital requirements. We believe that these additions will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2011, sales to our two largest clients, Chesapeake Energy Corporation and Devon Energy, represented 27% and 24% of our revenue respectively. The remaining balance of our fiscal 2011 revenue was derived from varied clients and none represented 10% or more of our fiscal 2011 revenues. Although 51% of our fiscal 2011 revenues were derived from two clients, we believe that our relationship with these clients is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states. While still expected to be significant clients, we do anticipate that sales to Chesapeake and Devon will represent a smaller percentage of our overall revenues during fiscal 2012.

We do not acquire data for our own account or for future sale, maintain multi-client data libraries or participate in oil and gas ventures. The results of a seismic survey conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees actively participate in oil and natural gas ventures. All of our clients’ information is maintained in the strictest confidence.

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

We operate under both turnkey and term supplemental agreements. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2011. Currently, most of our projects are operated under turnkey agreements.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are CGG Veritas, Geokinetics Inc., Global Geophysical Services, Tidelands Geophysical Company and TESLA Exploration. In addition, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the United States to enter the United States market and compete with us.

Employees

As of September 30, 2011, we employed approximately 1,507 persons, of which 1,374 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, nine are engaged in data processing, sixty are administrative personnel, fifty are engaged in equipment maintenance and transport and fourteen are officers. Of the employees listed above, nine are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

Item 1A.     RISK FACTORS

An investment in our common stock is subject to a number of risks, including those discussed below. You should carefully consider these discussions of risk and the other information included in this Form 10-K. Although the risks described below are the risks that we believe are material to our business, they are not the only risks that could affect our business. If any of the following events were to occur, our business, financial condition or results of operations could be materially adversely affected.

Our business depends on the level of exploration and production activities by the oil and natural gas industry. If oil and natural gas prices or the level of capital expenditures by oil and gas companies were to decline, demand for our services would decline and our results of operations would be adversely affected.

Demand for our services depends upon the level of spending by oil and natural gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in oil and natural gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would continue to do so if the level of such exploration activities and the prices for oil and natural gas were to decline in the future. In addition to the market prices of oil and natural gas, our clients’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. There can be no assurance that the current level of energy prices will be maintained or that exploration and development activities by our clients will be maintained at current levels. Any significant decline in exploration or production-related spending by our clients, whether due to a decrease in the market prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

Factors affecting the prices of oil and natural gas and our clients’ desire to explore, develop and produce include:

•	the level of supply and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, for oil and natural gas;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	the worldwide political, military and economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production and consumption;

•	government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels; and

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and gas operations over a wide area or affect prices.

The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Weakness in the global economy during the past few years decreased demand for our seismic services, caused downward pressure on the prices we charge and affected our results of operations. Any renewed weakness in the global economy would adversely affect us in a similar manner.

Beginning in August 2008, disruptions and instability in the global financial markets and a worldwide recession forced many of our customers to abandon their development plans and to significantly reduce their capital expenditures during fiscal years 2009 and 2010. As a consequence, we experienced a severe reduction in demand for our services, downward pressure on the prices we charged our customers for our services, and our results of operations were adversely affected during these years. During this period, we also reduced the number of data acquisition crews we operated from sixteen in January 2009 to nine in October 2009, which reflects the decrease in demand for our services. Since the beginning of fiscal 2010, the financial crisis has eased, the price of oil has stabilized and demand for our services and our financial performance has improved. However, if economic conditions were to once again worsen, forcing our customers to reduce their capital expenditures, demand for our seismic services would decline and our results of operations would again be affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

We face intense competition in our business that could result in downward pricing pressure and the loss of market share.

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States. Some of our competitors have financial resources that are significantly greater than our own. Additionally, the seismic data acquisition business is extremely price competitive and has a history of periods in which seismic contractors bid jobs below cost and therefore adversely affect industry pricing. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the United States to enter the United States market and compete with us. Competition from these and other competitors could result in downward pricing pressure and the loss of market share. See “Business — Competition.”

Our clients could delay, reduce or cancel their service contracts with us on short notice, which may lead to lower than expected demand and revenues.

Our order book reflects client commitments at levels we believe are sufficient to maintain operations on our existing crews for the indicated periods. However, our clients can delay, reduce or cancel their service contracts with us on short notice. In addition, the timing of the completion of projects and when projects are awarded and contracted for is also uncertain. As a result, our order book as of any particular date may not be indicative of actual demand and revenues for any succeeding fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

The high fixed costs of our operations could adversely affect our results of operations.

Our business has high fixed costs, which primarily consist of depreciation, maintenance expenses associated with our seismic data acquisition and processing equipment and certain crew costs. In periods of significant downtime or low crew productivity, these fixed costs do not decline as rapidly as our revenues. As a result, any significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could adversely affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our revenues are subject to fluctuations that are beyond our control which could adversely affect our results of operations in any financial period.

Our operating results vary in material respects from quarter to quarter and will continue to do so in the future. Factors that cause variations include the timing of the receipt of contracts for data acquisition, timing of the commencement and completion of work under data acquisition contracts, permit and weather delays, seasonal factors such as holiday schedules, shorter winter days or agricultural or hunting seasons, and crew repositioning and crew productivity. Should one or more of our fourteen crews experience changes in timing due to one or more of these factors, our financial results could be subject to significant variations from period to period. Combined with our high fixed costs, these revenue fluctuations could also produce unexpected adverse results of operations in any fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Inclement weather may adversely affect our ability to complete projects and could therefore adversely affect our results of operations.

Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could adversely affect our results of operations. For example, weather delays could affect our operations on a particular project or an entire region and could lengthen the time to complete data acquisition projects. In addition, even if we negotiate weather protection provisions in our contracts, we may not be fully compensated by our clients for the delay caused by the inclement weather. Delays from adverse weather conditions have particularly affected our results of operations in past periods and are likely to affect our results in future periods. See “Business — Contracts.”

Our operations are subject to delays related to obtaining land access rights from third parties which could affect our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. We cannot begin surveys on property without obtaining permits from governmental entities as well as the permission of the private landowners who own the land being surveyed. In recent years, it has become more difficult, costly and time-consuming to obtain access rights of way as drilling activities have expanded into more populated areas. Additionally, while landowners generally are cooperative in granting access rights, some have become more resistant to seismic and drilling activities occurring on their property. In addition, governmental entities do not always grant permits within the time periods expected. Delays associated with obtaining such rights of way have negatively affected our results of operations in past periods and may affect our results in future periods. See “Business — Data Acquisition.”

Our profitability is determined, in part, by the productivity of our crews and the type of contracts we enter into and is affected by numerous external factors that are beyond our control.

Our revenue is determined, in part, by the contract price we receive for our services, the productivity of our data acquisition crews and the accuracy of our cost estimates. Crew productivity is partly a function of external factors, such as delays from inclement weather or in obtaining land access rights, over which we have no control. If our crews encounter operational difficulties or delays on any data acquisition survey, our results of operations may vary, and in some cases, may be adversely affected.

In fiscal 2011, most of our projects were performed on a turnkey basis for which we were paid a fixed price for a defined scope of work or unit of data acquired. The revenue, cost and gross profit realized under our turnkey contracts can vary from our estimates because of changes in job conditions, variations in labor and equipment productivity or because of the performance of our subcontractors. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by external factors over which we may have no control, such as weather, obtaining land access rights, crew downtime or operational delays. These variations, delays and risks inherent in turnkey contracts may result in reducing our profitability. See “Business — Contracts.”

A limited number of customers operating in a single industry account for a significant portion of our revenues, and the loss of one of these customers could adversely affect our results of operations; we bear the risk if any of our clients become insolvent and fail to pay amounts owed to us, so any failure to pay by these clients could harm our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies. Although our ten largest customers in fiscal 2011 and 2010 have varied, these customers accounted for approximately 78% and 70% of our total revenue for these respective periods. For the year ended September 30, 2011, our two largest clients represented approximately 27% and 24% of total revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected. See “Business — Clients.”

We bear the credit risk if any of our clients become insolvent and fail to pay amounts owed to us. Although we perform ongoing credit evaluations of our customers’ financial conditions, we generally require no collateral from our customers. Some of our clients have experienced financial difficulties in the past and even filed bankruptcy while others may do so in the future. It is possible that one or more of our clients will become financially distressed, which could cause them to default on their obligations to us and could reduce the client’s future need for seismic services provided by us. Our concentration of customers may also increase our overall exposure to these credit risks. Our inability to collect our accounts receivable could have a materially adverse effect on our results of operations. In addition, from time to time, we experience contractual disputes with our clients regarding the payment of invoices or other matters. While we seek to minimize these disputes and maintain good relations with our clients, we have in the past, and may in the future, experience disputes that could negatively affect our relationship with a client and consequently affect our results of operations in future periods.

We may be unable to attract and retain skilled and technically knowledgeable employees which could adversely affect our business and our growth.

Our continued success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may experience significant competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for seismic services. None of our employees are under employment contracts, and we have no key man insurance.

Capital requirements for our operations are large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Seismic data acquisition and data processing technologies historically have progressed rather rapidly, and we expect this trend to continue. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and borrowings from commercial banks. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. If we were to expand our operations at a rate exceeding operating cash flow, if current demand or pricing of geophysical services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our competitive advantage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We rely on a limited number of key suppliers for specific seismic services and equipment.

We depend on a limited number of third parties to supply us with specific seismic services and equipment. From time to time, increased demand for seismic data acquisition services has decreased the available supply of new seismic equipment, resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay our deployment of additional crews and restrict the productivity of existing crews, adversely affecting our business and results of operation. In addition, any adverse change in the terms of our suppliers’ arrangements could affect our results of operations.

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

Seismic data acquisition and data processing technologies historically have progressed rather rapidly, and we expect this progression to continue. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. However, due to potential advances in technology and the related costs associated with such technological advances, we may not be able to fulfill this strategy, thus possibly affecting our ability to compete.

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

We operate under hazardous conditions that subject us to risk of damage to property or personnel injuries and may interrupt our business.

Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under extreme weather and other dangerous conditions, including the use of dynamite as an energy source. These operations are subject to risks of injury to our personnel and third parties and damage to our equipment and improvements in the areas in which we operate. In addition, our crews often operate in areas where the risk of wildfires is present and may be increased by our activities. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. We use diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business. Delays due to operational disruptions such as equipment losses, personnel injuries and business interruptions could adversely affect our profitability and results of operations.

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

Although we maintain what we believe is prudent insurance protection, we do not carry insurance against some of the risks that we could experience, including business interruptions resulting from equipment losses or weather delays, and the insurance which we do maintain might not be sufficient or adequate to cover all losses or liabilities. We obtain insurance against certain property and personal casualty and other risks when such insurance is available and when our management considers it advisable to do so. Such coverage is not always available or applicable and, when available, is subject to unilateral cancellation by the insuring companies on very short notice. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on our results of operations.

We may be held liable for the actions of our subcontractors.

We often work as the general contractor on seismic data acquisition surveys and consequently engage a number of subcontractors to perform services and provide products. While we obtain contractual indemnification and insurance covering the acts of these subcontractors and require the subcontractors to obtain insurance for our benefit, we could be held liable for the actions of these subcontractors. In addition, subcontractors may cause injury to our personnel or damage to our property that is not fully covered by insurance.

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

Current and future legislation or regulation relating to climate change or hydraulic fracturing could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (GHG) (including carbon dioxide and methane) may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. At least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs.

Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation. The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of rulemakings and taken other actions that the EPA states will result in the regulation of GHG as “air pollutants” under the existing federal Clean Air Act. Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. While this new rule does not control GHG emission levels from any facilities, it will cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

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

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. At the federal level, a bill was introduced in Congress in March 2011 entitled, the “Fracturing Responsibility and Awareness of Chemicals Act,” or the “FRAC Act,” that would amend the federal Safe Drinking Water Act, or the “SDWA,” to repeal an exemption from regulation for hydraulic fracturing. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In early 2010, the EPA indicated in a website posting that it intended to regulate hydraulic fracturing under the SDWA and require permitting for any well where hydraulic fracturing was conducted with the use of diesel as an additive. While industry groups have challenged the EPA’s website posting as improper rulemaking, the Agency’s position, if upheld, could require additional permitting. In addition, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of Representatives has commenced its own investigation into hydraulic fracturing practices. These legislative and regulatory initiatives imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult or costly to complete natural gas wells. Shale gas cannot be economically produced without extensive fracturing. In the event such legislation is enacted, demand for our seismic acquisition services may be adversely affected.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal facilities are summarized in the table below.

Location	Owned or Leased	Purpose	Building Area Square Feet
Midland, TX	Leased	Executive offices and data processing	29,960
Midland, TX	Owned	Field office	61,402
		Equipment fabrication facility
		Maintenance and repairs shop

We have operating leases for general office space in Houston, Denver, Oklahoma City, Lyon Township, Michigan and Pittsburgh.

Our operations are limited to one industry segment and the United States. We believe that our existing facilities are well maintained, suitable for their intended use and adequate to meet our current and future operating requirements.

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

Quarter Ended	High	Low
December 31, 2009	$29.61	$21.00
March 31, 2010	$32.00	$21.68
June 30, 2010	$31.22	$20.58
September 30, 2010	$26.91	$20.05
December 31, 2010	$31.90	$24.16
March 31, 2011	$50.81	$30.50
June 30, 2011	$47.02	$29.53
September 30, 2011	$42.23	$22.25

As of November 25, 2011, the market price for our common stock was $30.95 per share, and we had 149 common stockholders of record, as reported by our transfer agent.

We have not paid cash dividends on our common stock since becoming a public company and have no plans to do so in the foreseeable future.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plan as of September 30, 2011. See information regarding material features of the plan in Note 7, “Stock-Based Compensation” to the Financial Statements included herein.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	135,300	$18.91	463,231
Equity compensation plans not approved by security holders	—	—	—

Total	135,300	$18.91	463,231

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on the Company’s common stock relative to the cumulative total returns of the S&P 500 index and the Value-Line Oilfield Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 9/30/2006, and its relative performance is tracked through 9/30/2011.

Comparison of 5 Year Cumulative Total Return*

Among Dawson Geophysical Company, the S & P 500 Index

and the Value-Line Oilfield Services Index

	9/06	9/07	9/08	9/09	9/10	9/11
DAWSON GEOPHYSICAL COMPANY	100.00	260.98	157.21	92.19	89.73	79.39
S & P 500	100.00	116.44	90.85	84.58	93.17	94.24
VALUE-LINE OILFIELD SERVICES	100.00	154.42	120.84	101.45	106.77	104.11

*	$100 invested on 9/30/06 in stock or index, including reinvestment of dividends. Fiscal year ended September 30.

Copyright © 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Years Ended September 30,	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Operating revenues	$333,279	$205,272	$243,995	$324,926	$257,763
Net (loss) income (1)	$(3,246)	$(9,352)	$10,222	$35,007	$27,158
Basic (loss) income per common share	$(0.42)	$(1.20)	$1.31	$4.57	$3.57
Weighted average equivalent common shares outstanding	7,810	7,777	7,807	7,669	7,602
Total assets	$264,824	$235,076	$237,157	$233,621	$195,862
Revolving line of credit	$—	$—	$—	$—	$5,000
Current maturities of note payable	$5,290	$—	$—	$—	$—
Note payable less current maturities	$10,281	$—	$—	$—	$—
Stockholders’ equity	$188,163	$190,225	$198,379	$185,960	$149,155

(1)	Net loss for the year ended September 30, 2011 includes $3,866,000 of transaction costs associated with the terminated transaction with TGC. See Note 16, “Subsequent Events” to the Financial Statements included herein.

Item 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-K.

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

Beginning in August 2008, the prices of oil and especially natural gas declined significantly from historic highs due to reduced demand from the global economic slowdown, and during 2009 many domestic oil and natural gas companies reduced their capital expenditures due to the decrease in market prices and disruptions in the credit markets. These factors led to a severe reduction in demand for our services and in our industry during 2009 as well as downward pressure on the prices we charged our customers for our services. In order to better align our crew capacity with reduced demand, we reduced the number of data acquisition crews we operated from sixteen in January 2009 to nine in October 2009. Due to the reductions in the number of our active data acquisition crews and lower utilization rates for our remaining operating crews, we experienced a reduction in operating revenues and, to a lesser extent, in operating costs during calendar 2009 and into calendar 2010.

Beginning in the second quarter of fiscal 2010, we began to experience an increase in demand for our services, particularly in the oil basins. Demand for our services has continued to strengthen through fiscal 2011. Our order book is currently at its highest level since late fiscal 2008. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010 and two seismic data acquisition crews in fiscal 2011, bringing our current crew count to fourteen active crews. During fiscal 2011, we purchased 25,850 OYO GSR single-channel units, 2,000 OYO GSR four-channel units with three component geophones and ten INOVA AHV IV 364 vibrator energy source units. These additions allowed us to deploy the two additional crews in fiscal 2011 with state-of-the-art cable-less recording equipment.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services continues to be robust, we have been able to negotiate more favorable contract terms during fiscal 2011 and into the beginning of fiscal 2012. In addition, we believe we will complete operations by the end of calendar 2011 on several legacy contracts contracted during fiscal 2010 with less favorable terms. During fiscal 2011, most of our client contracts were turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2011. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent and Rocky Mountain regions in which turnkey contracts are more common. Although our clients may cancel their service contracts on short notice, our current order book reflects commitment levels sufficient to maintain operation of our fourteen data acquisition crews well into fiscal 2012.

Over time, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investments in additional channels. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins.

During fiscal 2011, we purchased and leased a significant number of cable-less recording channels. We have utilized this equipment as stand-alone recording systems and in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter of fiscal 2011.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to weaken, our customers reduce their capital expenditures or there is a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, could cause continued downward pressure on the prices we charge and would affect our results of operations. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

Fiscal 2011 Highlights

•	Reported revenues of $333,279,000 for the year ended September 30, 2011 compared to $205,272,000 for the year ended September 30, 2010, an increase of 62 percent;

•	Redeployed two data acquisition crews;

•	Increased order book capable of fully sustaining fourteen data acquisition crews well into fiscal 2012;

•	Purchased 25,850 OYO GSR single-channel units, 2,000 OYO GSR four-channel units with three component geophones and ten INOVA vibrator energy source units to better serve client needs;

•	Balanced portfolio of oil and natural gas projects in the Eagle Ford Shale, Niobrara Shale, Bakken Shale, Avalon Shale, Marcellus Shale, Barnett Shale, Permian Basin and Mid-Continent regions;

•	$74 million of working capital at September 30, 2011;

•	Fiscal 2011 capital expenditures of $59,380,000;

•	Completed 15,000-channel and 11,000-channel projects utilizing the OYO GSR cable-less system; and

•	Continued operation on an 18,000-channel ARAM cable-based project.

Results of Operations

Fiscal Year Ended September 30, 2011 Versus Fiscal Year Ended September 30, 2010

Operating Revenues. Our operating revenues increased 62% to $333,279,000 in fiscal 2011 from $205,272,000 in fiscal 2010. The revenue increase in fiscal 2011 was primarily the result of an increase in active crew count during fiscal 2011 and higher utilization rates of the existing crews. Revenues in fiscal 2011 continued to include high third-party charges related to the use of helicopter support services, specialized survey technologies and dynamite energy sources. Approximately one-half of the increase in revenues during 2011 was due to the increase in these third-party charges. The sustained high level of these charges is driven by our continued operations in areas with limited access in the Appalachian Basin, Oklahoma, East Texas and Arkansas. We believe these third-party charges, for which we are reimbursed by our clients, will decrease to a more historical level of between 25% and 35% of revenues as we expand our operations in the more wide open terrain of the Western United States.

Operating Costs. Our operating expenses increased 58% to $292,519,000 in fiscal 2011 from $185,588,000 in fiscal 2010 primarily due to increases in field personnel and other expenses associated with operating the additional data acquisition crews put into service during fiscal 2010 and 2011. As discussed above, reimbursed charges have a similar impact on operating costs.

General and administrative expenses were 4.1% of revenues in fiscal 2011 as compared to 3.5% of revenues in fiscal 2010. General and administrative expenses increased by $6,419,000 in fiscal 2011 as compared to fiscal 2010. The primary factors for the increase in general and administrative expenses during fiscal 2011 were increased administrative costs, primarily related to employee costs as a result of our increased crew count and operational activity, and transaction costs of $3,866,000 associated with the terminated merger agreement with TGC Industries, Inc. (“TGC”). There was no termination fee associated with the termination of the TGC merger agreement.

We recognized $30,536,000 of depreciation expense in fiscal 2011 as compared to $27,126,000 in fiscal 2010. Depreciation expense increased 13% from fiscal 2010 to 2011 reflecting increased capital expenditures during fiscal 2010 and 2011. Our depreciation expense is expected to continue to increase in fiscal 2012 as a result of our significant capital expenditures in fiscal 2011.

Our total operating costs for fiscal 2011 were $336,605,000, an increase of 53% from fiscal 2010 primarily due to the factors described above.

Taxes. Income tax expense was $439,000 for fiscal 2011 as compared to income tax benefit of $4,638,000 for fiscal 2010. The effective tax rates for the income tax provision for fiscal 2011 and 2010 were (15.6%) and 33.2%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions. Our fiscal 2011 effective tax rate was significantly impacted by the acquisition transaction costs incurred related to the terminated transaction with TGC. During fiscal 2011, we made the policy decision to treat the transaction costs as permanent non-deductible expenses for tax purposes. For further discussion of the terminated merger agreement and related policy decisions, see Note 16, “Subsequent Events” to the Financial Statements included herein.

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

Liquidity and Capital Resources

Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and borrowings from commercial banks have been sufficient to fund our working capital requirements, and to some extent, our capital expenditures.

Cash Flows. Net cash provided by operating activities was $16,951,000 for fiscal 2011 and $6,244,000 for fiscal 2010. These amounts primarily reflect an increase in total revenues resulting from our expanded business which resulted in an increase in accounts receivable. Despite an increase in our outstanding receivables, our collection experience during the period as an average number of days in accounts receivable has remained at approximately fifty-five over the last twelve months. Amounts in our trade accounts receivable that are over sixty days as of September 30, 2011 represent less than 15% of our total trade accounts receivables, which is less than historical levels. We believe our allowance for doubtful accounts of $155,000 at September 30, 2011 is adequate to cover exposures related to our trade account balances.

Net cash used in investing activities was $36,417,000 in fiscal 2011 and $13,365,000 in fiscal 2010. During fiscal 2011, we funded our capital expenditures primarily from $22,500,000 in cash generated from matured short-term investments and $16,427,000 in proceeds from the Term Note used to purchase OYO GSR recording equipment as well as $16,951,000 of cash provided by operating activities. In 2010, we used cash generated from matured short-term investments to fund capital expenditures. In fiscal 2011, we invested excess funds of $2,500,000 in certificates of deposit, and in fiscal 2010, we invested $14,964,000 in U.S. treasury instruments. In fiscal 2011, we collected proceeds from an insurance claim on our equipment burned in an October 2010 wildfire of $1,392,000.

Net cash provided by financing activities in fiscal 2011 and fiscal 2010 was $15,868,000 and $4,000, respectively. In fiscal 2011, our primary source of net cash provided by financing activities were the proceeds and subsequent principal payments for the $16,427,000 Term Note described above. Net cash provided by financing activities in fiscal 2010 primarily represented proceeds from the exercise of stock options.

Capital Expenditures. For fiscal year 2011, we made capital expenditures of $59,380,000, primarily to purchase 2,000 OYO GSR four-channel units, 25,850 OYO GSR single-channel units, additional geophones, ten INOVA AHV IV 364 vibrator energy sources units and meet necessary maintenance capital requirements. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved an initial fiscal 2012 capital budget of $20,000,000, which will be used, in part, to purchase twelve INOVA AHV IV 364 vibrator energy source units, and the remainder will be used to increase channel count, make technical improvements in various phases of our operations and meet maintenance capital requirements. We believe that our fiscal 2011 capital investments as well as our planned fiscal 2012 capital investments will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, capital expenditures. We have also funded our capital expenditures and other financing needs from time to time through public equity offerings.

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2013 up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-

quarters percent as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specific ratios as of September 30, 2011 and November 30, 2011 and have the full line of credit available for borrowing. We have not utilized the line of credit loan agreement during the fiscal years ended September 30, 2011 or 2010.

On June 24, 2011, we exercised our purchase option for certain OYO GSR recording equipment we had been leasing. In order to finance this purchase, we restated our credit loan agreement with Western National Bank to add a new term loan note (“Term Note”) provision, which provided $16,427,000 in financing for the purchase of the equipment. The Term Note bears interest at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”) plus two and one-quarter percent or the Prime Rate minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving loan, except that the Term Note is collateralized by the OYO equipment and matures on June 30, 2014.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2011.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations	$1,344	$435	$609	$300	$—
Debt obligations	15,571	5,290	10,281	—	—

Total	$16,915	$5,725	$10,890	$300	$—

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

We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through cash flow from operations, cash on hand, through borrowings under our revolving line of credit or additional equipment term loans. However, our ability to satisfy our working capital requirements and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business including the demand for our seismic services from clients.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

When it becomes evident that the estimates of total costs to be incurred on a contract will exceed the total estimates of revenue to be earned, an estimated contract loss is recognized in the period in which the loss is identifiable.

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

Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value.

Property, Plant and Equipment. Our property, plant and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change.

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

Stock-Based Compensation. We measure all employee stock-based compensation awards, which include stock options and restricted stock, using the fair value method and recognize compensation cost, net of forfeitures, in our financial statements. We record compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration and credit risk and changes in interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We do not currently conduct business internationally, so we are not generally subject to foreign currency exchange rate risk.

Concentration and Credit Risk. Our principal market risks include fluctuations in commodity prices which affect demand for and pricing of our services and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $155,000 at September 30, 2011 is adequate to cover exposures related to our trade account balances.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year.

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement which has variable interest rates. Amounts drawn under the revolving line of credit and equipment Term Note bear interest at variable rates based on the lower of the Prime Rate minus three-quarters percent or 30-day LIBOR plus a margin of two and one-quarter percent, subject to an interest rate floor of 4%. At September 30, 2011, we had a balance of $15,571,000 on our equipment Term Note, and no amounts were outstanding under the revolver.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts. Recent volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2011, cash and cash equivalents totaled $26,077,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-22 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and Executive Vice President, Secretary and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2011 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that, as of September 30, 2011, our internal control over financial reporting was effective. Our internal control over financial reporting as of September 30, 2011 has been audited by KPMG LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-3.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 24, 2012, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2011. Certain information with respect to our executive officers is set forth below. Our code of ethics (as defined in Item 406 of Regulation S-K) was adopted by our Board of Directors on May 25, 2004. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to officers identified above, and our other executive officers and directors that we are required to disclose pursuant to applicable rules and regulations of the SEC, will also be posted on our website.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position
L. Decker Dawson	91	Chairman of the Board of Directors
Stephen C. Jumper	50	President, Chief Executive Officer and Director
C. Ray Tobias	54	Executive Vice President, Chief Operating Officer
Christina W. Hagan	56	Executive Vice President, Secretary and Chief Financial Officer
Howell W. Pardue	75	Executive Vice President
K.S. Forsdick	60	Senior Vice President

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

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 24, 2012, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K. Other information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 24, 2012, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 24, 2012, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 24, 2012, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2011.

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

Statements of Cash Flows

Notes to Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedule appears on page F-22 and is hereby incorporated by reference:

Schedule II — Valuation and Qualifying Accounts for the three years ended September 30, 2011, 2010 and 2009.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 9th day of December, 2011.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors	12-9-11

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Director (principal executive officer)	12-9-11

/s/ Paul H. Brown Paul H. Brown	Director	12-9-11

/s/ Craig W. Cooper Craig W. Cooper	Director	12-9-11

/s/ Gary M. Hoover Gary M. Hoover	Director	12-9-11

/s/ Jack D. Ladd Jack D. Ladd	Director	12-9-11

/s/ Ted R. North Ted R. North	Director	12-9-11

/s/ Tim C. Thompson Tim C. Thompson	Director	12-9-11

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	12-9-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dawson Geophysical Company:

We have audited the accompanying balance sheets of Dawson Geophysical Company as of September 30, 2011, and 2010, and the related statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2011. In connection with our audits of the financial statements, we also have audited financial statement Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

December 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dawson Geophysical Company:

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dawson Geophysical Company as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2011, and the related financial statement schedule, and our report dated December 9, 2011, expressed an unqualified opinion on those financial statements.

KPMG LLP

Dallas, Texas

December 9, 2011

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,077,000	$29,675,000
Short-term investments	—	20,012,000
Accounts receivable, net of allowance for doubtful accounts of $155,000 and $639,000 at September 30, 2011 and 2010, respectively	86,716,000	57,726,000
Prepaid expenses and other assets	4,254,000	7,856,000
Current deferred tax asset	1,236,000	1,764,000

Total current assets	118,283,000	117,033,000

Property, plant and equipment	302,647,000	248,943,000
Less accumulated depreciation	(156,106,000)	(130,900,000)

Net property, plant and equipment	146,541,000	118,043,000

Total assets	$264,824,000	$235,076,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,732,000	$14,274,000
Accrued liabilities:
Payroll costs and other taxes	1,436,000	2,969,000
Other	9,230,000	8,619,000
Deferred revenue	9,616,000	204,000
Current maturities of note payable	5,290,000	—

Total current liabilities	44,304,000	26,066,000

Long-term liabilities:
Note payable less current maturities	10,281,000	—
Deferred tax liability	22,076,000	18,785,000

Total long-term liabilities	32,357,000	18,785,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,910,885 and 7,902,106 shares issued and outstanding at September 30, 2011 and 2010, respectively	2,637,000	2,634,000
Additional paid-in capital	91,591,000	90,406,000
Accumulated other comprehensive income, net of tax	—	4,000
Retained earnings	93,935,000	97,181,000

Total stockholders’ equity	188,163,000	190,225,000

Total liabilities and stockholders’ equity	$264,824,000	$235,076,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010	2009
Operating revenues	$333,279,000	$205,272,000	$243,995,000
Operating costs:
Operating expenses	292,519,000	185,588,000	192,839,000
General and administrative	13,550,000	7,131,000	7,856,000
Depreciation	30,536,000	27,126,000	26,160,000

	336,605,000	219,845,000	226,855,000
(Loss) income from operations	(3,326,000)	(14,573,000)	17,140,000
Other income (expense):
Interest income	35,000	185,000	249,000
Interest expense	(167,000)	—	—
Other income	651,000	398,000	326,000

(Loss) income before income tax	(2,807,000)	(13,990,000)	17,715,000
Income tax (expense) benefit:
Current	2,929,000	7,102,000	(5,193,000)
Deferred	(3,368,000)	(2,464,000)	(2,300,000)

	(439,000)	4,638,000	(7,493,000)

Net (loss) income	$(3,246,000)	$(9,352,000)	$10,222,000

Basic (loss) income per common share	$(0.42)	$(1.20)	$1.31

Diluted (loss) income per common share	$(0.42)	$(1.20)	$1.30

Weighted average equivalent common shares outstanding	7,809,561	7,777,404	7,807,385

Weighted average equivalent common shares outstanding- assuming dilution	7,809,561	7,777,404	7,853,531

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Amount
Balance September 30, 2008	7,794,744	$2,598,000	$87,051,000	$—	$96,311,000	$185,960,000
Net income					10,222,000	10,222,000
Other comprehensive income net of tax:
Unrealized holding gains arising during the period				31,000
Income tax expense				(13,000)

Other comprehensive income				18,000		18,000

Comprehensive income for the period						10,240,000
Excess tax benefit of employee stock plan			5,000			5,000
Stock-based compensation expense			1,667,000			1,667,000
Issuance of common stock as compensation	5,000	2,000	89,000			91,000
Exercise of stock options	23,250	8,000	408,000			416,000

Balance September 30, 2009	7,822,994	2,608,000	89,220,000	18,000	106,533,000	198,379,000
Net loss					(9,352,000)	(9,352,000)
Other comprehensive loss net of tax:
Realization of losses on investment				(28,000)
Unrealized holding gains arising during the period				3,000
Income tax benefit				11,000

Other comprehensive loss				(14,000)		(14,000)

Comprehensive loss for the period						(9,366,000)
Stock-based compensation expense			1,398,000			1,398,000
Issuance of common stock as compensation	8,340	3,000	182,000			185,000
Issuance of restricted stock awards and unearned compensation	84,100	28,000	(28,000)			—
Exercise of stock options	250		4,000			4,000
Shares exchanged for taxes on stock-based compensation	(13,578)	(5,000)	(370,000)			(375,000)

Balance September 30, 2010	7,902,106	2,634,000	90,406,000	4,000	97,181,000	190,225,000
Net loss					(3,246,000)	(3,246,000)
Other comprehensive loss net of tax:
Realization of losses on investment				(6,000)
Income tax benefit				2,000

Other comprehensive loss				(4,000)		(4,000)

Comprehensive loss for the period						(3,250,000)
Tax deficit resulting from share-based compensation			(453,000)			(453,000)
Stock-based compensation expense			1,485,000			1,485,000
Issuance of common stock as compensation	6,479	2,000	184,000			186,000
Forfeiture of restricted stock awards	(4,000)	(1,000)				(1,000)
Shares exchanged for taxes on stock-based compensation	(9,400)	(3,000)	(323,000)			(326,000)
Exercise of stock options	15,700	5,000	292,000			297,000

Balance September 30, 2011	7,910,885	$2,637,000	$91,591,000	$—	$93,935,000	$188,163,000

See accompanying notes to the financial statements.

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,246,000)	$(9,352,000)	$10,222,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	30,536,000	27,126,000	26,160,000
Noncash compensation	1,671,000	1,583,000	1,758,000
Deferred income tax expense	3,368,000	2,464,000	2,300,000
Excess tax benefit from share-based payment arrangement	—	—	(5,000)
Provision for bad debts	231,000	256,000	993,000
Other	(516,000)	(343,000)	106,000
Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(30,613,000)	(17,876,000)	31,641,000
Decrease (increase) in prepaid expenses and other assets	3,402,000	(37,000)	(6,942,000)
Increase (decrease) in accounts payable	3,628,000	6,181,000	(7,960,000)
Decrease in accrued liabilities	(922,000)	(1,732,000)	(4,912,000)
Increase (decrease) in deferred revenue	9,412,000	(2,026,000)	1,237,000

Net cash provided by operating activities	16,951,000	6,244,000	54,598,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(58,550,000)	(18,835,000)	(4,192,000)
Acquisition of short-term investments	(2,500,000)	(14,964,000)	(25,313,000)
Proceeds from maturity of short-term investments	22,500,000	20,000,000	—
Proceeds from disposal of assets	741,000	434,000	124,000
Proceeds on fire insurance claim	1,392,000	—	2,843,000

Net cash used in investing activities	(36,417,000)	(13,365,000)	(26,538,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	16,427,000	—	—
Principal payments on note payable	(856,000)	—	—
Proceeds from exercise of stock options	297,000	4,000	416,000
Excess tax benefit from share-based payment arrangement	—	—	5,000

Net cash provided by financing activities	15,868,000	4,000	421,000

Net (decrease) increase in cash and cash equivalents	(3,598,000)	(7,117,000)	28,481,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,675,000	36,792,000	8,311,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,077,000	$29,675,000	$36,792,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$115,000	$—	$—
Cash paid for income taxes	$509,000	$839,000	$13,222,000
Cash received for income taxes	$7,366,000	$8,125,000	$—
NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$830,000	$1,127,000	$—
Equipment purchase through asset trade in	$—	$2,260,000	$—
Equipment purchase through reduction of insurance proceeds	$—	$—	$638,000
Unrealized gain on investments	$—	$3,000	$31,000

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

Short-Term Investments

The Company has historically classified its investments consisting of U.S. Treasury Securities and FDIC guaranteed bonds as “available-for-sale” and records the net unrealized holding gains and losses as accumulated comprehensive income in stockholders’ equity. The cost of short-term investments sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable and other current liabilities approximate the fair values based on the short-term nature of the financial instruments. The fair value of investments is based on quoted market prices. The carrying amount for the Company’s Term Note approximates its fair value due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments, trade and other receivables and other current assets. At September 30, 2011 and 2010, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company generally invests primarily in short-term U.S. Treasury Securities. During fiscal 2010, the Company also invested funds in FDIC guaranteed bonds. The Company believes its investments are of high credit quality. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. At September 30, 2011, sales to the Company’s largest client represented 27% of its revenues and 18% of its revenues net of third-party charges as compared to 32% and 25%, respectively, at September 30, 2010. The sales to the Company’s second largest client represented 24% of its revenues and 20% of its revenues net of third-party charges as compared to 9% and 7% respectively, at September 30, 2010. The remaining balance of the Company’s fiscal 2011 revenues was derived from varied clients and none represented 10% or more of its fiscal 2011 revenues.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized in the Statements of Operations for the years ended September 30, 2011, 2010 or 2009.

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

When it becomes evident that the estimates of total costs to be incurred on a contract will exceed the total estimates of revenue to be earned, an estimated contract loss is recognized in the period in which the loss is identifiable.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards, which includes stock options and restricted stock, using the fair value method and recognizes compensation cost, net of forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

Reclassifications

Certain prior year amounts have been reclassified in the current year in order to be consistent with the current year presentation.

2.     Short-term Investments

The Company had no short-term investments at September 30, 2011. The components of the Company’s short-term investments at September 30, 2010 were as follows:

	As of September 30, 2010 (in 000’s)
	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Treasury bills	$14,991	$2		$—	$14,993
FDIC guaranteed bonds	5,015	4		—	5,019

Total	$20,006	$6	(a)	$—	$20,012

(a)	Accumulated other comprehensive income reflected on the Balance Sheet reflects unrealized gains and losses net of the tax effect of approximately $2,000.

3.    Fair Value of Financial Instruments

At September 30, 2011 and 2010, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payables and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. At September 30, 2011 and 2010, the Company’s financial instruments also included the Term Note and short-term investments, respectively.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Term Note:

The Company’s Term Note approximates its fair value due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

Short-term Investments:

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.

The Company had no short-term investments at September 30, 2011. The fair value measurements of the short-term investments at September 30, 2010 were determined using the following inputs:

	As of September 30, 2010 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. Treasury bills	$14,993	$14,993	$—	$—
FDIC guaranteed bonds	5,019	5,019	—	—

Total	$20,012	$20,012	$—	$—

Investments in U.S. Treasury bills and FDIC guaranteed corporate bonds classified as available-for-sale were measured using unadjusted quoted market prices (Level 1) at the reporting date.

4.    Property, Plant and Equipment

Property, plant and equipment, together with the related estimated useful lives, were as follows:

	September 30,
	2011	2010	Useful Lives
Land, building and other	$7,532,000	$6,467,000	3 to 40 years
Recording equipment	199,347,000	155,949,000	5 to 10 years
Vibrator energy sources	65,175,000	59,103,000	10 to 15 years
Vehicles	30,337,000	27,133,000	2 to 10 years
Other(a)	256,000	291,000	—

	302,647,000	248,943,000
Less accumulated depreciation	(156,106,000)	(130,900,000)

Net property, plant and equipment	$146,541,000	$118,043,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.     Supplemental Balance Sheet Information

Accounts receivable consist of the following at September 30, 2011 and 2010:

	September 30,
	2011	2010
Trade and accrued trade receivables	$82,676,000	$54,349,000
Allowance for doubtful accounts	(155,000)	(639,000)
Accrued receivable for workers’ compensation stop loss policy	3,852,000	3,668,000
Other	343,000	348,000

Total accounts receivable	$86,716,000	$57,726,000

Prepaid expenses and other assets consist of the following at September 30, 2011 and 2010:

	September 30,
	2011	2010
Prepaid expenses and other	$943,000	$616,000
Income tax receivable	3,311,000	7,240,000

Total prepaid expenses and other assets	$4,254,000	$7,856,000

Other current liabilities consist of the following at September 30, 2011 and 2010:

	September 30,
	2011	2010
Accrued self insurance reserves	$5,567,000	$5,318,000
Income and franchise taxes payable	897,000	879,000
Other accrued expenses and current liabilities	2,766,000	2,422,000

Total other current liabilities	$9,230,000	$8,619,000

6.     Debt

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent or the Prime Rate, minus three-quarters percent as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of September 30, 2011 and November 30, 2011 and has the full line of credit available for borrowing. The Company has not utilized the line of credit loan agreement during the fiscal years ended September 30, 2011 or 2010.

On June 24, 2011, the Company exercised its purchase option for OYO GSR equipment it had been previously leasing. In connection with the purchase of this equipment, the Company amended its credit loan agreement with Western National Bank on June 30, 2011 to add the Term Note provision, under which the

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company obtained $16,427,000 in financing for the purchase of this equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”) plus two and one-quarter percent or the Prime Rate minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by the equipment and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at September 30, 2011 due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

Minimum principal payments under the Term Note for the twelve months ended September 30 are as follows:

2012	$5,290,000
2013	5,510,000
2014	4,771,000

Total	$15,571,000
Less current maturities	5,290,000

Note payable, less current maturities	$10,281,000

7.    Stock-Based Compensation

At September 30, 2011, the Company had one stock-based compensation plan. The awards outstanding under this plan and the associated accounting treatment are discussed below.

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

Incentive Stock Options:

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility of the Company’s stock. The expected term represents the average period that the Company expects stock options to be outstanding and is determined based on the Company’s historical experience. The risk free interest rate used by the Company as the discounting interest rate is based on the U.S. Treasury rates on the grant date for securities with maturity dates of approximately the expected term. As the Company has not historically declared dividends and does not expect to declare dividends over the near term, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

The fair values of stock options granted during 2009 were $8.59 and $10.49 using the Black-Scholes model and included the following assumptions:

	Group A	Group B
Expected term	4 years	6 years
Expected volatility	57.57%	56.85%
Risk free interest rate	1.67%	2.82%
Expected dividend yield	—	—

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s employee stock options as of September 30, 2011, as well as activity during the year then ended is presented below.

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Balance as of September 30, 2010	151,000	$18.91
Granted	—	—
Exercised	(15,700)	18.91		$318
Forfeited	—	—

Balance as of September 30, 2011	135,300	$18.91	7.173	$632

Exercisable as of September 30, 2011	59,800	$18.91	7.173	$279

No options were granted during fiscal 2011 or 2010. During fiscal 2009, 152,000 options were issued to employees of the Company. These options vest 25% annually from the date of grant and expire ten years from the date of grant. These options had a weighted average grant date fair value of $9.59. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $318,000, $1,000, and $206,000, respectively. The total fair value of options vested during fiscal 2011, 2010 and 2009 was $362,000, $364,000, and $84,000, respectively.

A summary of the status of the Company’s nonvested stock option awards as of September 30, 2011 and changes during the year then ended is presented below.

	Number of Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested option awards outstanding September 30, 2010	113,250	$9.59
Granted	—	—
Vested	(37,750)	9.59
Forfeited	—	—

Nonvested option awards outstanding September 30, 2011	75,500	$9.59

Outstanding options at September 30, 2011 expire in December 2018 and have an exercise price of $18.91. As of September 30, 2011, there was approximately $416,000 of unrecognized compensation cost related to nonvested stock option awards to be recognized over a weighted average period of 1.17 years.

Stock options issued under the Company’s 2006 Plan are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the years ended September 30, 2011 and 2010, there were no excess tax benefits from disqualifying dispositions. For fiscal year 2009, excess tax benefits from disqualifying dispositions of options of $5,000 was reflected in cash flows from operating activities and cash flows from financing activities on the Statements of Cash Flows.

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2011, 2010 and 2009 was $297,000, $4,000 and $416,000, respectively.

The Company recognized compensation expense associated with stock option awards of $362,000, $363,000, and $315,000 in fiscal 2011, 2010 and 2009, respectively. This amount is included in operating or general and administrative expense as appropriate in the Statements of Operations.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Awards:

There were no restricted stock grants in fiscal 2011 and 2009. The Company granted 84,100 of restricted stock to employees in fiscal 2010. The weighted average grant date fair value of restricted stock awards in 2010 was $23.33. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding September 30, 2010	122,600	$37.12
Granted	—	—
Vested	(37,500)	$67.57
Forfeited	(4,000)	$31.30

Nonvested restricted shares outstanding September 30, 2011	81,100	$23.33

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

The Company recognized compensation expense related to restricted stock awards of $1,123,000, $1,035,000, and $1,352,000 in fiscal 2011, 2010 and 2009, respectively. This amount is included in operating or general and administrative expense as appropriate in the Statements of Operations. As of September 30, 2011, there was approximately $1,113,000 of unrecognized compensation cost related to nonvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 1.8 years.

The Company granted common shares with immediate vesting to outside directors and employees in fiscal years 2011, 2010 and 2009:

	Number of Shares Granted	Weighted Average Grant Date Fair Value
2011	6,479	$28.69
2010	8,340	$22.11
2009	5,000	$18.19

The Company recognized expense of $186,000, $185,000, and $91,000 in fiscal 2011, 2010 and 2009, respectively, as well as the related tax benefit associated with these awards.

8.    Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During fiscal years 2011, 2010 and 2009, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. The Company’s matching contributions for fiscal 2011, 2010 and 2009 were approximately $1,366,000, $1,270,000, and $1,213,000, respectively.

9.    Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $370,000, $256,000, and $181,000 during the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

10.   Income Taxes

The Company recorded income tax expense in the current year of $439,000 as compared to income tax benefit of $4,638,000 in 2010 and income tax expense of $7,493,000 in 2009.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) from operations:

	Year Ended September 30,
	2011	2010	2009
Current federal	$(3,167,000)	$(7,342,000)	$3,770,000
Current state	238,000	240,000	1,423,000
Deferred federal	3,920,000	2,817,000	1,921,000
Deferred state	(552,000)	(353,000)	379,000

Total	$439,000	$(4,638,000)	$7,493,000

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to (losses) income from continuing operations before income taxes as follows:

	Year Ended September 30,
	2011	2010	2009
Tax (benefit) expense computed at statutory rate of 35%	$(982,000)	$(4,896,000)	$6,200,000
Change in valuation allowance	(19,000)	(39,000)	(12,000)
State income tax (benefit) expense	(284,000)	(82,000)	1,089,000
Transaction costs (not deductible for tax purposes)	1,353,000	—	—
Other	371,000	379,000	216,000

Income tax expense (benefit)	$439,000	$(4,638,000)	$7,493,000

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2011	2010
Deferred tax assets:
Receivables	$550,000	$129,000
Restricted stock	258,000	802,000
Workers’ compensation	331,000	368,000
State tax net operating loss (NOL) carry forward	853,000	484,000
Federal tax NOL carry forward	13,625,000	—
Self insurance	298,000	251,000
AMT credit carry forward	177,000	—
Other	262,000	329,000

Total gross deferred tax assets	16,354,000	2,363,000
Less valuation allowance	—	(19,000)

Total net deferred tax assets	16,354,000	2,344,000
Deferred tax liabilities:
Property and equipment	(37,194,000)	(19,363,000)
Other	—	(2,000)

Total gross deferred tax liabilities	(37,194,000)	(19,365,000)

Net deferred tax liability	$(20,840,000)	$(17,021,000)

Current portion of net deferred tax asset/liability	$1,236,000	$1,764,000
Non-current portion of net deferred tax asset/liability	(22,076,000)	(18,785,000)

Total net deferred tax liability	$(20,840,000)	$(17,021,000)

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

At September 30, 2011, the Company had a gross NOL for U.S. federal and state income tax purposes of approximately $48,589,000. This NOL expires in 2031. The Company intends to carryback a portion of the federal NOL for two years to offset against prior taxable income. The Company will then carry forward the remaining net federal NOL of approximately $13,625,000. The Company also had net state NOLs that will affect state taxes of approximately $853,000 at September 30, 2011. State NOLs will begin to expire in 2015. Carryback provisions are not allowed by states, so the entire state NOLs give rise to a deferred tax asset. The Company believes, based on past levels of income, it is more likely than not that the results of future operations will generate sufficient taxable income in which to realize these deferred tax assets. As such, no valuation allowance was considered necessary related to the federal or state NOLs.

At September 30, 2011, the Company released all of the valuation allowance held at September 30, 2010 related to the Company’s deferred tax assets for capital loss carry forwards. The Company has no valuation allowances as of September 30, 2011.

The following presents a roll forward of the Company’s unrecognized tax benefits:

	September 30,
	2011	2010
Balance at beginning of fiscal year	$235,000	$416,000
Expiration of statutes of limitations	(74,000)	(181,000)

Balance at end of fiscal year	$161,000	$235,000

As of September 30, 2011, the Company recognized $259,000 of liabilities for unrecognized tax benefits of which $98,000 related to penalties and interest. The Company expects all of the liabilities for unrecognized tax benefits to settle or lapse in the statutes of limitations by September 30, 2012. The Company did not record any changes in prior year tax positions, current year tax positions or settlements with taxing authorities related to uncertain tax positions during fiscal 2011 or 2010.

The tax years generally subject to future examination by tax authorities are for years ended September 30, 2007 and after. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect any change to have a significant impact on its results of operations. The recognition of the total amount of unrecognized tax benefits of $259,000 would have an impact on the effective tax rate.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. In fiscal years 2011 and 2010, the Company’s net accrued interest and penalties decreased by approximately $11,000 and $54,000, respectively.

11.   Income (loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted income (loss) per common share.

	2011	2010	2009
Numerator:
Net (loss) income and numerator for basic and diluted (loss) income per common share — income available to common shareholders	$(3,246,000)	$(9,352,000)	$10,222,000

Denominator:
Denominator for basic (loss) income per common share-weighted average common shares	7,809,561	7,777,404	7,807,385
Effect of dilutive securities-employee stock options and restricted stock grants	—	—	46,146

Denominator for diluted (loss) income per common share-adjusted weighted average common shares and assumed conversions	7,809,561	7,777,404	7,853,531

Basic (loss) income per common share	$(0.42)	$(1.20)	$1.31

Diluted (loss) income per common share	$(0.42)	$(1.20)	$1.30

The Company had a net loss in 2011 and 2010, therefore the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for these periods.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted (loss) income per common share, as their effects would be anti-dilutive.

	2011	2010	2009
Stock options	140,487	151,710	126,181
Restricted stock	105,655	54,397	38,500

12.    Major Customers

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in fiscal 2011, 2010 and 2009 have varied. Sales to these customers, as a percentage of operating revenues that exceeded 10%, were as follows:

	2011	2010	2009
A	27%	32%	31%
B	24%	—	—

Although 27% and 24% of the Company’s fiscal 2011 revenues were derived from two clients, the Company believes that the relationship is well founded for continued contractual commitments for the foreseeable future in multiple producing basins across the lower 48 states.

13.    Commitments and Contingencies

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Lyon Township, Michigan and Pittsburgh.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2011.

	Payments Due by Period (in 000’s)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,344	$435	$609	$300	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $717,000, $619,000 and $575,000 for fiscal 2011, 2010 and 2009, respectively.

As of November 30, 2011, the Company had unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.    Subsequent Events

On March 20, 2011, the Company, 6446 Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and TGC entered into an Agreement and Plan of Merger (as amended by Amendment to Agreement and Plan of Merger, dated August 23, 2011, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub would have merged with and into TGC, with TGC continuing as the surviving entity and a wholly owned subsidiary of the Company. The Merger Agreement was terminated by TGC on October 28, 2011.

During the quarter ended March 31, 2011, the Company made the policy decision to treat the acquisition transaction costs incurred by the Company related to the Merger Agreement as permanent, non-deductible expenses for tax purposes. Upon the termination of the Merger Agreement, all acquisition transaction costs incurred by the Company became deductible expenses for tax purposes. As the Merger Agreement terminated after September 30, 2011, the termination of the acquisition was deemed a subsequent event. Therefore, all acquisition transaction costs remained permanent, non-deductible expenses for tax purposes at September 30, 2011. As permanent differences in the Company’s current year-end tax provision, the acquisition transaction costs have a significant impact on the Company’s fiscal 2011 effective tax rate. Further, these expenses will become fully tax deductible in the year ending September 30, 2012. The acquisition transaction costs will be recorded as deductible expenses in fiscal 2012’s provision for income taxes thus also impacting the fiscal 2012 effective tax rate. As of September 30, 2011, acquisition transaction costs totaled $3,866,000. There was no termination fee associated with the termination of the Merger Agreement.

The Company evaluates subsequent events through the date the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as filing with the SEC.

17.    Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2010:
Operating revenues	$36,330,000	$48,585,000	$61,178,000	$59,179,000
Loss from operations	$(6,720,000)	$(4,330,000)	$(1,571,000)	$(1,952,000)
Net loss	$(4,216,000)	$(2,706,000)	$(1,019,000)	$(1,411,000)
Basic loss per common share	$(0.54)	$(0.35)	$(0.13)	$(0.18)
Diluted loss per common share	$(0.54)	$(0.35)	$(0.13)	$(0.18)
Fiscal 2011:
Operating revenues	$72,653,000	$78,337,000	$98,033,000	$84,256,000
(Loss) income from operations	$(2,817,000)	$(6,545,000)	$898,000	$5,138,000
Net (loss) income	$(1,667,000)	$(4,857,000)	$334,000	$2,944,000
Basic (loss) income per common share	$(0.21)	$(0.62)	$0.04	$0.38
Diluted (loss) income per common share	$(0.21)	$(0.62)	$0.04	$0.37

Basic (loss) income per share and diluted (loss) income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal the annual basic and diluted earnings per share.

Schedule II

Dawson Geophysical Company

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts*:
Fiscal Year:
2011	$639,000	$231,000	$715,000	$155,000
2010	533,000	256,000	150,000	639,000
2009	55,000	993,000	515,000	533,000
Valuation allowance for deferred tax assets:
Fiscal Year:
2011	$19,000	$(19,000)	$—	$—
2010	58,000	(39,000)	—	19,000
2009	70,000	(12,000)	—	58,000

*	Deductions related to allowance for doubtful accounts represent amounts that have been deemed uncollectible and written off by the Company.

INDEX TO EXHIBITS

Number		Exhibit

3.1		Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2		Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

3.3		Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4		Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1		Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10	.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10	.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).

10	.3†	Form of Restricted Stock Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10	.4†	Form of Stock Option Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10	.5†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10	.6†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10	.7†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10	.8†	Description of Profit Sharing Plan (filed on September 29, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10	.9†	Summary of Non-Employee Director Compensation (filed on February 9, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

Number	Exhibit

10.10	Form of Master Geophysical Data Acquisition Agreement (filed on December 11, 2003 as Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-10144) and incorporated herein by reference).

10.11	Master Geophysical Data Acquisition Agreement between SandRidge Energy, Inc. and the Company, dated December 19, 2006 (filed on February 9, 2009 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.12	Master Service Contract between Chesapeake Operating, Inc. and the Company, dated December 18, 2003 (filed on February 9, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.13†	Form of Indemnification Agreement with Directors and Officers of the Company (filed on March 21, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.14	Revolving Line of Credit and Term Loan Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.15	Security Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

**101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2011 and September 30, 2010, (ii) Statements of Operations for the years ended September 30, 2011, 2010 and 2009, (iii) Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended September 30, 2011, 2010 and 2009, (iv) Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009, and (v) Notes to Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.