Form 10-Q
period 2011-12-31
DAWSON GEOPHYSICAL CO
filed 2012-02-08
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File No. 001-34404

DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

508 West Wall, Suite 800, Midland, Texas 79701

(Principal Executive Office)

Telephone Number: 432-684-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 3, 2012
Common Stock, $.33 1/3 par value	7,920,869 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,415,000	$26,077,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $155,000 at December 31, 2011 and September 30, 2011, respectively	90,168,000	86,716,000
Prepaid expenses and other assets	5,344,000	4,254,000
Current deferred tax asset	1,206,000	1,236,000

Total current assets	110,133,000	118,283,000

Property, plant and equipment	314,088,000	302,647,000
Less accumulated depreciation	(163,189,000)	(156,106,000)

Net property, plant and equipment	150,899,000	146,541,000

Total assets	$261,032,000	$264,824,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,313,000	$18,732,000
Accrued liabilities:
Payroll costs and other taxes	2,403,000	1,436,000
Other	5,682,000	9,230,000
Deferred revenue	2,102,000	9,616,000
Current maturities of note payable	4,908,000	5,290,000

Total current liabilities	38,408,000	44,304,000

Long-term liabilities:
Note payable less current maturities	8,924,000	10,281,000
Deferred tax liability	21,783,000	22,076,000

Total long-term liabilities	30,707,000	32,357,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,920,119 and 7,910,885 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	2,640,000	2,637,000
Additional paid-in capital	92,111,000	91,591,000
Retained earnings	97,166,000	93,935,000

Total stockholders’ equity	191,917,000	188,163,000

Total liabilities and stockholders’ equity	$261,032,000	$264,824,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Operating revenues	$92,382,000	$72,653,000
Operating costs:
Operating expenses	78,814,000	66,160,000
General and administrative	2,556,000	2,178,000
Depreciation	7,786,000	7,132,000

	89,156,000	75,470,000

Income (loss) from operations	3,226,000	(2,817,000)
Other income (expense):
Interest income	3,000	25,000
Interest expense	(150,000)	—
Other income	16,000	559,000

Income (loss) before income tax	3,095,000	(2,233,000)

Income tax benefit	136,000	566,000

Net income (loss)	$3,231,000	$(1,667,000)

Basic income (loss) per common share	$0.41	$(0.21)

Diluted income (loss) per common share	$0.41	$(0.21)

Weighted average equivalent common shares outstanding	7,832,262	7,786,472

Weighted average equivalent common shares outstanding-assuming dilution	7,921,223	7,786,472

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,231,000	$(1,667,000)

Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation	7,786,000	7,132,000
Noncash compensation	466,000	595,000
Deferred income tax (benefit) expense	(263,000)	4,708,000
Provision for bad debts	95,000	23,000
Other	24,000	(423,000)

Change in current assets and liabilities:
Increase in accounts receivable	(3,547,000)	(1,907,000)
Increase in prepaid expenses and other assets	(1,140,000)	(6,061,000)
Increase (decrease) in accounts payable	1,945,000	(1,638,000)
Decrease in accrued liabilities	(2,581,000)	(9,000)
(Decrease) increase in deferred revenue	(7,514,000)	2,461,000

Net cash (used) provided by operating activities	(1,498,000)	3,214,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing activities	(9,519,000)	(17,830,000)
Proceeds from maturity of short-term investments	—	10,000,000
Acquisition of short-term investments	—	(2,500,000)
Proceeds from disposal of assets	38,000	606,000
Partial proceeds on fire insurance claim	—	758,000

Net cash used in investing activities	(9,481,000)	(8,966,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(1,740,000)	—
Proceeds from exercise of stock options	57,000	74,000

Net cash (used) provided by financing activities	(1,683,000)	74,000

Net decrease in cash and cash equivalents	(12,662,000)	(5,678,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,077,000	29,675,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,415,000	$23,997,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$202,000	—
Cash paid for income taxes	$1,000	$—
Cash received for income taxes	$28,000	$202,000

NONCASH INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$2,636,000	$10,000,000
Unrealized loss on investments	$—	$(2,000)

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

2. OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

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

Fair Value of Financial Instruments. The carrying amounts for cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities approximate the fair values based on the short-term nature of the financial instruments. The carrying amount for the Company’s Term Note approximates its fair value due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

Concentrations of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, trade and other receivables and other current assets. At December 31, 2011 and September 30, 2011, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank, which is collateralized by securities of the United States Federal agencies. The Company believes its investments are of high credit quality. When the Company has excess funds, it generally invests primarily in short-term U.S. Treasury Securities. The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.

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

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include stock options and restricted stock, using the fair value method and recognizes compensation cost, net of forfeitures, in its financial statements. The Company records compensation expense as either operating or general and administrative expense as appropriate in the Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. However, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” that deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive net income. Entities should continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 will be effective for the Company in its first quarter of fiscal 2013, though earlier adoption is permitted. The update will be applied retrospectively upon adoption, and the Company believes the adoption will not have a material effect on its financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2011 and September 30, 2011, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and the Term Note. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.

The Company’s Term Note approximates its fair value due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

4. DEBT

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of December 31, 2011 and February 8, 2012 and has the full line of credit available for borrowing. The Company has not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2011.

On June 24, 2011, the Company exercised its purchase option for OYO GSR equipment it had been previously leasing. In connection with the purchase of this equipment, the Company amended its credit loan agreement with Western National Bank on June 30, 2011 to add a new term loan note (“Term Note”) provision, under which the Company obtained $16,427,000 in financing for the purchase of this equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by the equipment and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at December 31, 2011 due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

Minimum principal payments under the Term Note for the twelve months ended December 31 are as follows:

2012	$4,908,000
2013	5,566,000
2014	3,358,000

Total	$13,832,000
Less current maturities	4,908,000

Note payable, less current maturities	$8,924,000

5. COMMITMENTS AND CONTINGENCIES

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Lyon Township, Michigan.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2011.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations	$3,573	$739	$1,549	$1,242	$43

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $179,000 and $179,000 for the three month periods ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company had unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

6. SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as filing with the SEC.

7. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share.

	Three Months Ended December 31,
	2011	2010
NUMERATOR:
Net income (loss) and numerator for basic and diluted income (loss) per common share-income available to common shareholders	$3,231,000	$(1,667,000)

DENOMINATOR:
Denominator for basic income (loss) per common share-weighted average common shares	7,832,262	7,786,472
Effect of dilutive securities-employee stock options and restricted stock grants	88,961	—

Denominator for diluted income (loss) per common share-adjusted weighted average common shares and assumed conversions	7,921,223	7,786,472

Basic income (loss) per common share	$0.41	$(0.21)

Diluted income (loss) per common share	$0.41	$(0.21)

The Company had a net loss in the three months ended December 31, 2010. Therefore, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for that period.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted income (loss) per common share, as their effects would be anti-dilutive.

	Three Months Ended December 31,
	2011	2010
Stock options	—	150,106
Restricted stock	—	121,948

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, disruptions in the global economy, industry competition, delays, reductions or cancellations of service contracts, high fixed costs of operations, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, whether we enter into turnkey or term contracts, crew productivity, limited number of customers, credit risk related to our customers, the availability of capital resources and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of onshore seismic data acquisition services in the lower 48 states of the United States as measured by the number of active data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

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

Beginning in the second quarter of fiscal 2010, we began to experience an increase in demand for our services, particularly in the oil basins. Demand for our services continued to strengthen through fiscal 2011. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010 and two seismic data acquisition crews in fiscal 2011, bringing our current crew count to fourteen active crews. Our order book is currently at its highest level since late fiscal 2008 with the majority of the projects in oil and liquids-rich basins. As a result of recent weakness in natural gas prices, we anticipate operating up to two crews from time to time in fiscal 2012 in natural gas basins. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of our fourteen data acquisition crews well into fiscal 2012.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services continues to be robust, we were able to negotiate more favorable contract terms during the second half of fiscal 2011, and this has continued into the beginning of fiscal 2012. In addition, we believe we have completed operations on most of the large legacy projects contracted during fiscal 2010 and early fiscal 2011 with less favorable terms.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2011. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

Over time, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we continued our investments in additional channels in fiscal 2011. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins.

Reimbursable third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our quarterly results. During fiscal 2011 and continuing into the first part of fiscal 2012, the level of these third-party charges has been especially high, mainly as a result of our continued operations in areas with limited access where efficient operation requires helicopter and dynamite support services. We expect that as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States the level of these third-party charges will begin to moderate. However, we have not yet realized a significant reduction of these charges as a percentage of revenues due to increased costs related to land access permit fees in the western United States.

During fiscal 2011, we purchased 25,850 OYO GSR single-channel units, 2,000 OYO GSR four-channel units with three component geophones and ten INOVA AHV IV 364 vibrator energy source units. These additions allowed us to deploy the two additional crews added in fiscal 2011 with state-of-the-art cable-less recording equipment. During the first quarter of fiscal 2012, we began operation on a large project in West Texas utilizing the FairfieldNodal ZLand cable-less recording system. In addition, we continued testing of the Wireless Seismic RT1000 recording system in the Fort Worth Basin and Oklahoma. Both systems are under lease agreements. As a result of the introduction of the cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter of fiscal 2011. Of the fourteen crews operated during the first quarter of fiscal 2012, six were ARAM cable-based recording systems, four were I/O RSR recording systems, three were OYO GSR recording systems and one was a FairfieldNodal ZLand recording system, each of variable channel counts.

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

Fiscal 2012 First Quarter Highlights

•	Reported revenues of $92,382,000 for the quarter-ended December 31, 2011 compared to $72,653,000 for the quarter-ended December 31, 2010, an increase of 27 percent;

•	EBITDA for the quarter-ended December 31, 2011 increased to $11,028,000 compared to $4,899,000 for the quarter-ended December 31, 2010, an increase of 125 percent;

•

Earnings per share for the quarter-ended December 31, 2011 increased to $0.41 per share, including $0.18 per share resulting from a one-time tax benefit related to transaction costs, compared to a loss of $0.21 per share for the quarter-ended December 31, 2010;

•	Order book capable of sustaining fourteen data acquisition crews well into fiscal 2012;

•	Took delivery of twelve INOVA vibrator energy source units;

•	Balanced portfolio of projects in the Eagle Ford Shale, Niobrara Shale, Bakken Shale, Marcellus Shale, Barnett Shale, Permian Basin and Mid-Continent regions;

•	$72 million of working capital at December 31, 2011;

•	Continued operation on an 18,000-channel ARAM cable-based project;

•	Commenced operation on a large project in West Texas utilizing 10,500 channels of the FairfieldNodal ZLand recording system;

•	Completed a multi-component project utilizing 4,000 OYO GSR four-channel units and 3-C geophones; and

•	Continued field testing of the Wireless Seismic RT1000 recording system in the Fort Worth Basin and Oklahoma.

Results of Operations

Operating Revenues. Our operating revenues for the first three months of fiscal 2012 increased 27% to $92,382,000 from $72,653,000 for the first three months of fiscal 2011. The revenue increase in the quarter was primarily the result of the previously announced redeployment of two data acquisition crews during fiscal 2011, increased channel count per crew, more favorable contract terms, and improved utilization rates and productivity on all crews. Revenues in the quarter continued to include high third-party charges. These third-party charges are related to the use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access. We are reimbursed for these expenses by our clients.

Operating Costs. Operating expenses for the three months ended December 31, 2011 increased 19% to $78,814,000 compared to $66,160,000 for the same period of fiscal 2011. The increase for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to the addition of field personnel and other expenses associated with operating two additional data acquisition crews, along with an overall increase in operating activity during the period. As discussed above, reimbursed expenses have a similar impact on operating costs.

General and administrative expenses were 2.8% of revenues in the first three months of fiscal 2012 compared to 3% of revenues in the same period of fiscal 2011. The dollar amount of general and administrative expenses increased to $2,556,000 during the first quarter of fiscal 2012 from $2,178,000 during the first quarter of fiscal 2011. These dollar increases reflect our increased level of administrative costs, primarily related to employee costs as a result of our increased crew count and operational activity in fiscal 2012.

Depreciation for the three months ended December 31, 2011 totaled $7,786,000 compared to $7,132,000 for the three months ended December 31, 2010. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2011 and to date in fiscal 2012. Our depreciation expense is expected to increase during fiscal 2012 reflecting our higher capital expenditures during fiscal 2011 and in the quarter just ended.

Our total operating costs for the first three months of fiscal 2012 were $89,156,000, an increase of 18% from the first three months of fiscal 2011. These increases in the first three months were primarily due to the factors described above.

Taxes. Income tax benefit was $136,000 for the three months ended December 31, 2011 compared to $566,000 for the three months ended December 31, 2010. The effective tax rates for the three months ended December 31, 2011 and 2010 were approximately (4.4%) and 25.3%, respectively. During the three months ended December 31, 2011, our effective tax rate was reduced significantly by the transaction costs related to our terminated merger agreement with TGC Industries, Inc. During fiscal 2011, these costs had been treated as permanent, non-deductible expenses. However, these costs became fully tax deductible upon the merger’s termination in October 2011 and were treated as a discrete event in the first quarter of fiscal 2012, which resulted in an income tax benefit of approximately $1,421,000. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

Cash Flows. Net cash used by operating activities was $1,498,000 for the first three months of fiscal 2012 while the cash provided by operating activities was $3,214,000 for the first three months of fiscal 2011. Despite an increase in operating activities and revenues and an overall improvement in operating margins between periods, more cash was used for operating activities during the first quarter of fiscal 2012 than was provided, primarily resulting from a decrease in deferred revenue. In addition, cash flows from operating activities have exceeded cash flows from accounts receivables. Amounts in our trade accounts receivable that are over sixty days represented approximately 30% and 16% of our total trade accounts receivable at December 31, 2011 and December 31, 2010, respectively. The remaining outstanding trade accounts receivable over sixty days, after taking into consideration payments received subsequent to December 31, 2011 and additional payments anticipated by management, is more representative of historical levels. Management expects our outstanding trade accounts receivable to be substantially collectible.

Net cash used in investing activities was $9,481,000 in the three months ended December 31, 2011 and $8,966,000 in the three months ended December 31, 2010. The net cash used in investing activities in fiscal 2012 primarily represents capital expenditures of $9,519,000, net of noncash capital expenditures, made from excess cash reserves. In fiscal 2011, excess cash reserves, maturities of short-term investments and cash flow from operations were used to fund capital expenditures of $17,830,000.

Net cash used in financing activities in the three months ended December 31, 2011 includes principal payments on our Term Note of $1,740,000. In fiscal 2011, we acquired the Term Note in order to purchase OYO GSR recording equipment.

Capital Expenditures. Capital expenditures for the three months ended December 31, 2011 were $12,155,000, which included the purchase of 3,000 ARAM recording channels, additional conventional geophones, vehicles to improve our fleet and twelve INOVA vibrator energy source units.

Our Board of Directors has approved an initial fiscal 2012 capital budget of $20,000,000. To date, $12,155,000 of the capital budget has been spent for the purchases described above. The remaining balance of the capital budget will be used for additional recording channels and maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of December 31, 2011 and February 8, 2012 and have the full line of credit available for borrowing. We have not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2011.

On June 24, 2011, we exercised our purchase option for certain OYO GSR recording equipment we had been leasing. In order to finance this purchase, we restated our credit loan agreement with Western National Bank to add a Term Note provision, which provided $16,427,000 in financing for the purchase of the equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. The Term Note bears interest at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving loan, except that the Term Note is collateralized by the equipment and matures on June 30, 2014.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2011.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations	$3,573	$739	$1,549	$1,242	$43
Debt obligations	13,832	4,908	8,924	—	—

Total	$17,405	$5,647	$10,473	$1,242	$43

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. However, in December 2011, the FASB issued ASU

No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” that deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive net income. Entities should continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 will be effective in our first quarter of fiscal 2013, though earlier adoption is permitted. The update will be applied retrospectively upon adoption, and we believe the adoption will not have a material effect on our financial statements.

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

Concentration and Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at December 31, 2011 is adequate to cover exposures related to our trade account balances.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Due to the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year.

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment Term Note bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4%. At December 31, 2011, we had a balance of $13,832,000 on our equipment Term Note, and no amounts were outstanding under the revolver.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, recent volatility in financial markets may impact our credit risk on cash. At December 31, 2011, cash and cash equivalents totaled $13,415,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: February 8, 2012	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: February 8, 2012	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

**101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations for the three months ended December 31, 2011 and 2010, (ii) Balance Sheets at December 31, 2011 and September 30, 2011, (iii) Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) Notes to Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.