Form 10-Q
period 2012-03-31
DAWSON GEOPHYSICAL CO
filed 2012-05-10
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 8, 2012
Common Stock, $.33 1/3 par value	7,927,869 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,060,000	$26,077,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $155,000 at March 31, 2012 and September 30, 2011, respectively	85,313,000	86,716,000
Prepaid expenses and other assets	5,870,000	4,254,000
Current deferred tax asset	1,891,000	1,236,000

Total current assets	118,134,000	118,283,000

Property, plant and equipment	301,533,000	302,647,000
Less accumulated depreciation	(149,985,000)	(156,106,000)

Net property, plant and equipment	151,548,000	146,541,000

Total assets	$269,682,000	$264,824,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,131,000	$18,732,000
Accrued liabilities:
Payroll costs and other taxes	1,827,000	1,436,000
Other	6,480,000	9,230,000
Deferred revenue	6,186,000	9,616,000
Current maturities of note payable and obligations under capital leases	5,754,000	5,290,000

Total current liabilities	37,378,000	44,304,000

Long-term liabilities:
Note payable and obligations under capital leases less current maturities	8,434,000	10,281,000
Deferred tax liability	25,990,000	22,076,000

Total long-term liabilities	34,424,000	32,357,000

Stockholders' equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 7,926,869 and 7,910,885 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	2,642,000	2,637,000
Additional paid-in capital	92,483,000	91,591,000
Retained earnings	102,755,000	93,935,000

Total stockholders' equity	197,880,000	188,163,000

Total liabilities and stockholders' equity	$269,682,000	$264,824,000

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Operating revenues	$85,546,000	$78,337,000	$177,928,000	$150,990,000
Operating costs:
Operating expenses	65,202,000	73,733,000	144,016,000	139,893,000
General and administrative	2,920,000	3,414,000	5,476,000	5,592,000
Depreciation	7,978,000	7,735,000	15,764,000	14,867,000

	76,100,000	84,882,000	165,256,000	160,352,000

Income (loss) from operations	9,446,000	(6,545,000)	12,672,000	(9,362,000)
Other income (expense):
Interest income	8,000	6,000	11,000	31,000
Interest expense	(138,000)	—	(288,000)	—
Other income	96,000	23,000	112,000	582,000

Income (loss) before income tax	9,412,000	(6,516,000)	12,507,000	(8,749,000)

Income tax (expense) benefit	(3,823,000)	1,659,000	(3,687,000)	2,225,000

Net income (loss)	$5,589,000	$(4,857,000)	$8,820,000	$(6,524,000)

Basic income (loss) per common share	$0.71	$(0.62)	$1.13	$(0.84)

Diluted income (loss) per common share	$0.70	$(0.62)	$1.11	$(0.84)

Weighted average equivalent common shares outstanding	7,841,362	7,797,361	7,836,787	7,793,836

Weighted average equivalent common shares outstanding -assuming dilution	7,953,141	7,797,361	7,938,166	7,793,836

See accompanying notes to the financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,820,000	$(6,524,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,764,000	14,867,000
Noncash compensation	712,000	1,041,000
Deferred income tax expense	3,259,000	375,000
Provision for bad debts	315,000	213,000
Other	117,000	(361,000)

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	1,089,000	(11,949,000)
Increase in prepaid expenses and other assets	(1,716,000)	(4,195,000)
(Decrease) increase in accounts payable	(1,665,000)	4,763,000
(Decrease) increase in accrued liabilities	(2,359,000)	1,069,000
(Decrease) increase in deferred revenue	(3,430,000)	3,790,000

Net cash provided by operating activities	20,906,000	3,089,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing and financing activities	(19,688,000)	(35,340,000)
Proceeds from maturity of short-term investments	—	17,000,000
Acquisition of short-term investments	—	(2,500,000)
Proceeds from disposal of assets	219,000	623,000
Partial proceeds on fire insurance claim	—	758,000

Net cash used in investing activities	(19,469,000)	(19,459,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(2,620,000)	—
Principal payments on capital lease obligations	(18,000)	—
Proceeds from exercise of stock options	184,000	297,000

Net cash (used) provided by financing activities	(2,454,000)	297,000

Net decrease in cash and cash equivalents	(1,017,000)	(16,073,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,077,000	29,675,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,060,000	$13,602,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$296,000	$—
Cash paid for income taxes	$1,000	$8,000
Cash received for income taxes	$137,000	$202,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$57,000	$711,000
Capital lease obligations incurred	$1,262,000	$—
Unrealized loss on investments	$—	$1,000

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

2. OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year.

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

Leases. The Company leases certain equipment and vehicles under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are depreciated using the straight-line method over the initial lease term.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. The enhanced disclosures and fair value measurement principles were effective for the Company as of January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2012 and September 30, 2011, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and the Term Note. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.

The Company’s Term Note approximates its fair value due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

4. DEBT

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants as of March 31, 2012 and May 10, 2012 and has the full line of credit available for borrowing. The Company has not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2011.

On June 24, 2011, the Company exercised its purchase option for OYO GSR equipment it had been previously leasing. In connection with the purchase of this equipment, the Company amended its credit loan agreement with Western National Bank on June 30, 2011 to add a new term loan note (“Term Note”) provision, under which the Company obtained $16,427,000 in financing for the purchase of this equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by the equipment and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at March 31, 2012 due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

In the second quarter of fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and February 2017. At March 31, 2012, the Company had leased 38 vehicles under these capital leases.

The Company’s note payable and obligations under capital leases consist of the following:

	March 31, 2012	September 30, 2011
Term Note	$12,951,000	$15,571,000
Revolving line of credit	—	—
Obligations under capital leases	1,237,000	—

	14,188,000	15,571,000
Less current maturities of note payable and obligations under capital leases	(5,754,000)	(5,290,000)

	$8,434,000	$10,281,000

The aggregate maturities of the note payable and obligations under capital leases at March 31, 2012 are as follows:

April 2012 – March 2013	$5,754,000
April 2013 – March 2014	5,990,000
April 2014 – March 2015	2,305,000
April 2015 – March 2016	72,000
April 2016 – March 2017	67,000
Thereafter	—

$14,188,000

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City and Pittsburgh.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of March 31, 2012.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations	$3,579	$825	$1,641	$1,113	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $192,000 and $179,000 for the three months ended March 31, 2012 and 2011, respectively, and $372,000 and $359,000 for the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and September 30, 2011, the Company had unused letters of credit totaling $3,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

6. SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as filing with the SEC.

During April 2012, the Company formed a Canadian entity in Calgary, Alberta. The Company intends to establish operations in Canada during the 2012-2013 winter season.

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

The following table sets forth the computation of basic and diluted income (loss) per common share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
NUMERATOR:
Net income (loss) and numerator for basic and diluted income (loss) per common share-income available to common shareholders	$5,589,000	$(4,857,000)	$8,820,000	$(6,524,000)

DENOMINATOR:
Denominator for basic income (loss) per common share-weighted average common shares	7,841,362	7,797,361	7,836,787	7,793,836
Effect of dilutive securities-employee stock options and restricted stock grants	111,779	—	101,379	—

Denominator for diluted income (loss) per common share-adjusted weighted average common shares and assumed conversions	7,953,141	7,797,361	7,938,166	7,793,836

Basic income (loss) per common share	$0.71	$(0.62)	$1.13	$(0.84)

Diluted income (loss) per common share	$0.70	$(0.62)	$1.11	$(0.84)

The Company had a net loss in the three months and the six months ended March 31, 2011. Therefore, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for those periods.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted income (loss) per common share, as their effect would be anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Stock options	—	141,199	—	145,702
Restricted stock	—	116,150	—	119,081

Total	—	257,349	—	264,783

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

After a severe contraction in demand for our services beginning at the end of 2008 and continuing into 2010 due to the global economic slowdown, we began to experience an increase in demand for our services, particularly in the oil basins. Demand for our services continued to strengthen through fiscal 2011. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010 and two seismic data acquisition crews in fiscal 2011, bringing our current crew count to fourteen active crews. Our order book is currently at its highest level since late fiscal 2008 in terms of the number of projects, size of projects and client mix, and the majority of the projects are in oil and liquids-rich basins. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of our fourteen data acquisition crews into fiscal 2013. In the third quarter of fiscal 2012, utilization rates are expected to be temporarily impacted as we are experiencing project preparation, permit or client delays on several current projects. Utilization rates could affect up to six of our crews during the third or early fourth quarter of fiscal 2012. A return to higher utilization rates late in the third or early fourth quarter of fiscal 2012 and beyond is anticipated.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services continues to be robust, we were able to negotiate more favorable contract terms during the second half of fiscal 2011, and this has continued into fiscal 2012. In addition, we believe we have completed operations on most of the large legacy projects contracted during fiscal 2010 and early fiscal 2011 with less favorable terms.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2011 and in the first six months of fiscal 2012. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

Over time, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investments in additional channels in fiscal 2011 and during the first six months of fiscal 2012. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. We continue to realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins.

Reimbursable third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our quarterly results. During fiscal 2011, the level of these third-party charges as a percentage of revenue was especially high, mainly as a result of our continued operations in areas with limited access in the eastern United States. However, revenues associated with third-party charges declined as a percentage of revenue during the six months ended March 31, 2012 as a result of such third-party charges returning to levels more consistent with our historical average during the second quarter of fiscal 2012. We expect that as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to moderate over time.

During fiscal 2011, we purchased 25,850 OYO GSR single-channel units, 2,000 OYO GSR four-channel units with three component geophones and ten INOVA AHV IV 364 vibrator energy source units. These additions allowed us to deploy the two additional crews added in fiscal 2011 with state-of-the-art cable-less recording equipment. During the first quarter of fiscal 2012, we began operation on a large project in West Texas utilizing the FairfieldNodal ZLand cable-less recording system. We anticipate completing the FairfieldNodal ZLand project during the third quarter of fiscal 2012. The ZLand-equipped crew will redeploy in the late third or early fourth quarter of fiscal 2012 equipped with an ARAM cable-based recording system. In addition, we continued testing the Wireless Seismic RT1000 recording system in Oklahoma and Wyoming. Both systems are under lease agreements. As a result of the introduction of the cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter of fiscal 2011. Of the fourteen crews operated during the second quarter of fiscal 2012, five were ARAM cable-based recording systems, four were I/O RSR recording systems, four were OYO GSR recording systems and one was a FairfieldNodal ZLand recording system, each with variable channel counts. By the fourth quarter of fiscal 2012, we anticipate operating six ARAM cable-based recording system crews, three I/O RSR recording system crews, and five OYO GSR recording system crews.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to weaken, our customers reduce their capital expenditures or there is a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

Fiscal 2012 Second Quarter Highlights

•	Increased second quarter of fiscal 2012 revenues to $85,546,000 from $78,337,000 in the comparable fiscal 2011 quarter;

•	Generated $17,520,000 of EBITDA for the quarter-ended March 31, 2012 compared to $1,219,000 for the quarter-ended March 31, 2011;

•

Generated net income of $5,589,000, or $0.71 earnings per share, in the second quarter of fiscal 2012 compared to a net loss of $4,857,000, or $0.62 loss per share, in the second quarter of fiscal 2011;

•	Increased revenues during the six months ended March 31, 2012 to $177,928,000 compared to $150,990,000 for the comparable six-month period of fiscal 2011;

•	Generated EBITDA of $28,548,000 for the six months ended March 31, 2012 compared to $6,118,000 for the comparable six-month period of fiscal 2011;

•

Generated net income of $8,820,000, or $1.13 earnings per share, for the six months ended March 31, 2012 compared to a net loss of $6,524,000, or $0.84 loss per share, for the comparable six-month period of fiscal 2011;

•

Strengthened order book capable of sustaining fourteen crews well into fiscal 2013 with current projects in the Permian Basin, Eagle Ford Shale, Mississippi Lime of Oklahoma and Kansas, Niobrara, Bakken, Barnett and Marcellus Shale areas; and

•	Formed a Canadian entity in Calgary, Alberta and intends to establish operations in Canada during the 2012-2013 winter season.

Results of Operations

Operating Revenues. Our operating revenues for the first six months of fiscal 2012 increased 18% to $177,928,000 from $150,990,000 for the first six months of fiscal 2011. Our operating revenues for the three months ended March 31, 2012 increased 9% to $85,546,000 from $78,337,000 for the comparable 2011 period. The revenue increase for the first six months and the second fiscal quarter was primarily the result of the previously announced redeployment of two data acquisition crews during fiscal 2011, increased channel count per crew, more favorable contract terms, and improved utilization rates and productivity on all crews. Revenues associated with third-party charges declined as a percentage of revenue during the six months ended March 31, 2012 as a result of such third-party charges returning to levels more consistent with our historical average during the second quarter of fiscal 2012. These third-party charges are related to the use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access. We are reimbursed for these expenses by our clients.

Operating Costs. Operating expenses for the six months ended March 31, 2012 increased 3% to $144,016,000 compared to $139,893,000 for the same period of fiscal 2011. Operating expenses for the three months ended March 31, 2012 decreased 12% to $65,202,000 as compared to $73,733,000 for the same period of fiscal 2011. The increase in operating costs for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 was primarily due to the addition of field personnel and other expenses associated with an overall increase in operating activity during the period. The decline in operating costs during the second quarter of fiscal 2012 was primarily attributable to the decline in third-party expenses during the period. As discussed above, reimbursed expenses have a similar impact on operating costs.

General and administrative expenses were 3.1% of revenues in the first six months of fiscal 2012 compared to 3.7% of revenues in the same period of fiscal 2011. For the quarter-ended March 31, 2012, general and administrative expenses were 3.4% of revenues as compared to 4.4% of revenues in the same period of 2011. The ratio of general and administrative expenses to revenue decreased in the first six months of fiscal 2012 and in the second quarter of fiscal 2012 compared to the comparable periods of fiscal 2011 due to the substantial increase in our revenues during the period and the absence in 2012 of transaction costs related to the merger agreement with TGC Industries, Inc., which was terminated in October 2011. These general and administrative costs as a percentage of revenue decreased despite the fact that both the quarter and six month ended March 31, 2012 include increased administrative costs to support expanded field operations. The dollar amount of general and administrative expenses decreased to $2,920,000 during the second quarter of fiscal 2012 from $3,414,000 during the second quarter of fiscal 2011 and to $5,476,000 during the six months ended March 31, 2012 from $5,592,000 during the six months ended March 31, 2011. The decrease in the dollar amount of administrative costs in the quarter and six months ended March 31, 2012 was primarily due to the absence in 2012 of transaction costs described above.

Depreciation for the six months ended March 31, 2012 totaled $15,764,000 compared to $14,867,000 for the six months ended March 31, 2011. We recognized $7,978,000 of depreciation expense in the second quarter of fiscal 2012 as compared to $7,735,000 in the comparable quarter of fiscal 2011. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2011 and to date in fiscal 2012. Our depreciation expense is expected to increase during fiscal 2012 reflecting our higher capital expenditures during fiscal 2011 and to date in fiscal 2012.

Our total operating costs for the first six months of fiscal 2012 were $165,256,000, an increase of 3% from the first six months of fiscal 2011. For the quarter-ended March 31, 2012, our operating expenses were $76,100,000, representing a 10% decrease from the comparable quarter of fiscal 2011. These increases in the first six months of fiscal 2012 and decreases for the second quarter of fiscal 2012 were primarily due to the factors described above.

Taxes. Income tax expense was $3,687,000 for the six months ended March 31, 2012 compared to income tax benefit of $2,225,000 for the six months ended March 31, 2011. Income tax expense was $3,823,000 for the three months ended March 31, 2012 compared to income tax benefit of $1,659,000 for the three months ended March 31, 2011. The effective tax rates for the six months ended March 31, 2012 and 2011 were approximately 29.5% and 25.4%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

Use of EBITDA (Non-GAAP measure)

We define EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;

•	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and

•	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculated EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net income (loss) and net cash provided (used) by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Income (Loss)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income (loss)	$5,589	$(4,857)	$8,820	$(6,524)
Depreciation	7,978	7,735	15,764	14,867
Interest expense (income), net	130	—	277	—
Income tax expense (benefit)	3,823	(1,659)	3,687	(2,225)

EBITDA	$17,520	$1,219	$28,548	$6,118

Reconciliation of EBITDA to Net Cash Provided (Used) by Operating Activities

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net cash provided (used) by operating activities	$22,404	$(125)	$20,906	$3,089
Changes in working capital and other items	(4,418)	1,983	8,669	4,283
Noncash adjustments to income	(466)	(639)	(1,027)	(1,254)

EBITDA	$17,520	$1,219	$28,548	$6,118

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

Cash Flows. Net cash provided by operating activities was $20,906,000 for the first six months of fiscal 2012 compared to $3,089,000 for the first six months of fiscal 2011. The increase was largely due to an increase in operating activities and an overall improvement in operating margins between periods. Amounts in our trade accounts receivable that are over sixty days represented approximately 17% of our total trade accounts receivable at March 31, 2012, which is a level consistent with our historical experience. Management expects our outstanding trade receivables to be substantially collectible.

Net cash used in investing activities was $19,469,000 for the six months ended March 31, 2012 and $19,459,000 for the six months ended March 31, 2011. The net cash used in investing activities in fiscal 2012 primarily represents capital expenditures of $19,688,000, net of noncash capital expenditures and noncash capital lease obligations, made from excess cash reserves and cash generated from operations. In fiscal 2011, excess cash reserves, maturities of short-term investments and cash generated from operations were used to fund capital expenditures of $35,340,000.

Net cash used in financing activities for the six months ended March 31, 2012 includes principal payments on our Term Note and capital lease obligations of $2,638,000. In fiscal 2011, we entered into the Term Note in order to purchase OYO GSR recording equipment.

Capital Expenditures. Capital expenditures for the six months ended March 31, 2012 were $21,007,000, which included the purchase of 2,500 OYO GSR and 3,000 ARAM recording channels, additional conventional geophones, vehicles to improve our fleet and twelve INOVA vibrator energy source units.

Our Board of Directors approved an increase of $30,000,000 to the fiscal 2012 capital budget, bringing the total fiscal 2012 budget to $50,000,000. To date, $21,007,000 of the capital budget has been spent for the purchases described above. The remaining balance of the capital budget will be used to acquire seven INOVA vibrator energy source units, 8,000 additional OYO GSR recording units, 3,000 stations of OYO GSR three-channel units with three-component geophones, additional conventional geophones and for maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through equipment term loans and capital leases. We have also funded our capital expenditures and other financing needs from time to time through public equity offerings.

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of March 31, 2012 and May 10, 2012 and have the full line of credit available for borrowing. We have not utilized the line of credit loan agreement during the current fiscal year or the fiscal year ended September 30, 2011.

On June 24, 2011, we exercised our purchase option for certain OYO GSR recording equipment we had been leasing. In order to finance this purchase, we restated our credit loan agreement with Western National Bank to add a Term Note provision, which provided $16,427,000 in financing for the purchase of the equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. The Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving loan, except that the Term Note is collateralized by the equipment and matures on June 30, 2014.

In the second quarter of fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and February 2017. At March 31, 2012, we had leased 38 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2012.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations	$3,579	$825	$1,641	$1,113	$—
Capital lease obligations	1,237	355	743	139	—
Debt obligations	12,951	5,399	7,552	—	—

Total	$17,767	$6,579	$9,936	$1,252	$—

On April 4, 2012, we filed a shelf registration statement with the SEC covering the periodic offer and sale of up to $150.0 million in debt securities, preferred and common stock and warrants. The registration statement allows us to sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus supplement to be filed separately with the SEC at the time of the offering. The filing of the shelf registration statement will enable us to act quickly if and when opportunities arise.

We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through cash generated from operations, cash on hand, through borrowings under our revolving line of credit, additional equipment term loans and capital leases. However, our ability to satisfy our working capital requirements and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, including the demand for our seismic services from clients.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. The enhanced disclosures and fair value measurement principles were effective for us as of January 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

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

Concentration and Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at March 31, 2012 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment Term Note bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4%. At March 31, 2012, we had a balance of $12,951,000 on our equipment Term Note, and no amounts were outstanding under the revolver.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash. At March 31, 2012, cash and cash equivalents totaled $25,060,000.

ITEM 4. CONTROLS AND PROCEDURES

        Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: May 10, 2012	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: May 10, 2012	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

**101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations for the three months and the six months ended March 31, 2012 and 2011, (ii) Balance Sheets at March 31, 2012 and September 30, 2011, (iii) Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (iv) Notes to Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.