Form 10-Q
period 2012-06-30
DAWSON GEOPHYSICAL CO
filed 2012-08-09
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 27, 2012
Common Stock, $.33 1/3 par value	8,031,369 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,739,000	$26,077,000
Short-term investments	2,750,000	—
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $155,000 at June 30, 2012 and September 30, 2011, respectively	56,017,000	86,716,000
Prepaid expenses and other assets	5,037,000	4,254,000
Current deferred tax asset	2,222,000	1,236,000

Total current assets	114,765,000	118,283,000
Property, plant and equipment	321,095,000	302,647,000
Less accumulated depreciation	(156,379,000)	(156,106,000)

Net property, plant and equipment	164,716,000	146,541,000

Total assets	$279,481,000	$264,824,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,593,000	$18,732,000
Accrued liabilities:
Payroll costs and other taxes	2,569,000	1,436,000
Other	6,324,000	9,230,000
Deferred revenue	4,320,000	9,616,000
Current maturities of note payable and obligations under capital leases	5,866,000	5,290,000

Total current liabilities	45,672,000	44,304,000
Long-term liabilities:
Note payable and obligations under capital leases less current maturities	7,066,000	10,281,000
Deferred tax liability	27,397,000	22,076,000

Total long-term liabilities	34,463,000	32,357,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,031,369 and 7,910,885 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	2,677,000	2,637,000
Additional paid-in capital	92,773,000	91,591,000
Retained earnings	103,896,000	93,935,000

Total stockholders’ equity	199,346,000	188,163,000

Total liabilities and stockholders’ equity	$279,481,000	$264,824,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$68,348,000	$98,033,000	$246,276,000	$249,023,000
Operating costs:
Operating expenses	55,652,000	85,431,000	199,668,000	225,324,000
General and administrative	2,570,000	3,804,000	8,046,000	9,396,000
Depreciation	8,328,000	7,900,000	24,092,000	22,767,000

	66,550,000	97,135,000	231,806,000	257,487,000

Income (loss) from operations	1,798,000	898,000	14,470,000	(8,464,000)
Other income (expense):
Interest income	5,000	2,000	16,000	33,000
Interest expense	(134,000)	—	(422,000)	—
Other income	311,000	21,000	423,000	603,000

Income (loss) before income tax	1,980,000	921,000	14,487,000	(7,828,000)

Income tax (expense) benefit	(839,000)	(587,000)	(4,526,000)	1,638,000

Net income (loss)	$1,141,000	$334,000	$9,961,000	$(6,190,000)

Basic income (loss) per common share	$0.15	$0.04	$1.27	$(0.79)

Diluted income (loss) per common share	$0.14	$0.04	$1.26	$(0.79)

Weighted average equivalent common shares outstanding	7,846,417	7,812,519	7,839,983	7,801,396

Weighted average equivalent common shares outstanding -assuming dilution	7,924,009	7,925,181	7,934,367	7,801,396

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,961,000	$(6,190,000)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	24,092,000	22,767,000
Noncash compensation	1,037,000	1,422,000
Deferred income tax expense	4,335,000	1,449,000
Provision for bad debts	325,000	213,000
Other	161,000	(631,000)

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	30,374,000	(27,696,000)
Increase in prepaid expenses and other assets	(916,000)	(4,230,000)
(Decrease) increase in accounts payable	(3,945,000)	7,847,000
Decrease in accrued liabilities	(2,124,000)	(247,000)
(Decrease) increase in deferred revenue	(5,296,000)	4,827,000

Net cash provided (used) by operating activities	58,004,000	(469,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing and financing activities	(28,962,000)	(55,307,000)
Proceeds from maturity of short-term investments	—	22,500,000
Acquisition of short-term investments	(2,750,000)	(2,500,000)
Proceeds from disposal of assets	252,000	623,000
Partial proceeds on fire insurance claim	—	758,000

Net cash used in investing activities	(31,460,000)	(33,926,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	16,427,000
Principal payments on note payable	(3,948,000)	—
Principal payments on capital lease obligations	(118,000)	—
Proceeds from exercise of stock options	184,000	297,000

Net cash (used) provided by financing activities	(3,882,000)	16,724,000

Net increase (decrease) in cash and cash equivalents	22,662,000	(17,671,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,077,000	29,675,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,739,000	$12,004,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$436,000	$—
Cash paid for income taxes	$262,000	$508,000
Cash received for income taxes	$137,000	$202,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$12,156,000	$957,000
Capital lease obligations incurred	$1,427,000	$—

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

2. OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dawson Seismic Services Holdings, Inc. and Dawson Seismic Services ULC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3. SHORT-TERM INVESTMENTS

The components of the Company’s short-term investments for June 30, 2012 are as follows:

	As of June 30, 2012 (in 000’s)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Certificates of deposit	$2,750	$—	$—	$—

Total	$2,750	$—	$—	$—

The Company had no short-term investments at September 30, 2011. The Company’s existing short-term investments have contractual maturities ranging from August to December 2012. These investments have been classified as available-for-sale.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2012 and September 30, 2011, the Company’s financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable, other current liabilities and the Term Note. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates.

The Company’s Term Note approximates its fair value due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments.

The fair value measurements of these short-term investments were determined using the following inputs:

	As of June 30, 2012 (in 000’s)
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Certificates of deposit	$2,750	$2,750	$—	$—

Total	$2,750	$2,750	$—	$—

5. DEBT

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of June 30, 2012 and August 9, 2012 and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2011.

The Company amended its credit loan agreement with Western National Bank on June 30, 2011 to add a new term loan note (“Term Note”) provision, under which the Company obtained $16,427,000 in financing for the purchase of OYO GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at June 30, 2012 due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

On May 11, 2012, the Company entered into a Multiple Advance Term Note (“Second Term Note”) under its credit loan agreement with Western National Bank. The Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note will be amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. As of June 30, 2012, no amounts were borrowed under the Second Term Note. On July 5, 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase OYO GSR recording equipment. See Note 8, “Subsequent Events” to the Financial Statements included herein.

In the second quarter of fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and February 2017. At June 30, 2012, the Company had leased 42 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	June 30, 2012	September 30, 2011
Term Note	$11,623,000	$15,571,000
Second Term Note	—	—
Revolving line of credit	—	—
Obligations under capital leases	1,309,000	—

	12,932,000	15,571,000
Less current maturities of note payable and obligations under capital leases	(5,866,000)	(5,290,000)

	$7,066,000	$10,281,000

The aggregate maturities of the notes payable and obligations under capital leases at June 30, 2012 are as follows:

July 2012 – June 2013	$5,866,000
July 2013 – June 2014	6,106,000
July 2014 – June 2015	838,000
July 2015 – June 2016	73,000
July 2016 – June 2017	49,000
Thereafter	—

$12,932,000

6. COMMITMENTS AND CONTINGENCIES

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

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of June 30, 2012.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$3,374	$824	$1,648	$902	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $211,000 and $179,000 for the three months ended June 30, 2012 and 2011, respectively, and $582,000 and $538,000 for the nine months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and September 30, 2011, the Company had unused letters of credit totaling $1,580,000 and $3,580,000, respectively. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

7. STOCK-BASED COMPENSATION

The Company granted 103,500 shares of restricted stock to employees in three months ended June 2012. The grant date fair value of the restricted stock awards was $23.55. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years. There were no restricted stock grants in the six months ended March 2012 or in fiscal 2011.

The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) have been made for the restricted stock awards in fiscal 2012. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as filing with the SEC.

On July 5, 2012, the Company financed 8,000 additional OYO GSR recording units and other ancillary equipment for $9,346,000. The Company financed this purchase through a Second Term Note with Western National Bank. See Note 5, “Debt” to the Financial Statements included herein.

9. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per common share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
NUMERATOR:
Net income (loss) and numerator for basic and diluted income (loss) per common share-income available to common shareholders	$1,141,000	$334,000	$9,961,000	$(6,190,000)

DENOMINATOR:
Denominator for basic income (loss) per common share-weighted average common shares	7,846,417	7,812,519	7,839,983	7,801,396
Effect of dilutive securities-employee stock options and restricted stock grants	77,592	112,662	94,384	—

Denominator for diluted income (loss) per common share-adjusted weighted average common shares and assumed conversions	7,924,009	7,925,181	7,934,367	7,801,396

Basic income (loss) per common share	$0.15	$0.04	$1.27	$(0.79)

Diluted income (loss) per common share	$0.14	$0.04	$1.26	$(0.79)

The Company had a net loss in the nine months ended June 30, 2011. Therefore, the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for that period.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted income (loss) per common share, as their effect would be anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Stock options	—	—	—	142,234
Restricted stock	67,178	—	68,097	113,930

Total	67,178	—	68,097	256,164

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

After a severe contraction in demand for our services beginning at the end of 2008 and continuing into 2010 due to the global economic slowdown, we began to experience an increase in demand for our services, particularly in the oil basins. Demand for our services continued to strengthen through fiscal 2011. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010 and two seismic data acquisition crews in fiscal 2011, bringing our current crew count to fourteen crews. Our order book is currently at its highest level since late fiscal 2008 in terms of the number of projects, size of projects and client mix, and the majority of the projects are in oil and liquids-rich basins. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation at full capacity well into fiscal 2013. In the third quarter of fiscal 2012, our utilization rates were impacted as we experienced project preparation, land access permit issues and client delays on several projects. In addition, we experienced further significant impact to utilization rates as a result of weather delays, agricultural activity on several projects and unanticipated crew moves as we worked to reschedule projects. A return to higher utilization rates in the fourth quarter of fiscal 2012 and continuing into 2013 is anticipated.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity of our data acquisition crews, including factors such as crew downtime related to inclement weather, delays in acquiring land access permits, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services continues to be robust, we were able to negotiate more favorable contract terms during the second half of fiscal 2011, and this has continued in fiscal 2012.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2011 and in the first nine months of fiscal 2012. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

Over time, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investments in additional channels in fiscal 2011 and during the first nine months of fiscal 2012. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. We continue to realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues per crew and margins.

Reimbursable third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our quarterly results. During fiscal 2011, the level of these third-party charges as a percentage of revenue was especially high, mainly as a result of our continued operations in areas with limited access in the eastern United States. However, revenues associated with third-party charges declined as a percentage of revenue during the three and nine months ended June 30, 2012 as a result of such third-party charges returning to levels more consistent with our historical average. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally consistent with our historical average.

During fiscal 2011, we purchased 25,850 OYO GSR single-channel units, 2,000 OYO GSR four-channel units with three component geophones and ten INOVA AHV IV 364 vibrator energy source units. These additions allowed us to deploy the two additional crews added in fiscal 2011 with state-of-the-art cable-less recording equipment. During the first quarter of fiscal 2012, we began operations on a large project in West Texas utilizing the FairfieldNodal ZLand cable-less recording system. We completed the FairfieldNodal ZLand project during the third quarter of fiscal 2012. The ZLand-equipped crew was redeployed in the late third quarter of fiscal 2012 equipped with an ARAM cable-based recording system. As a result of the introduction of the cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. During fiscal 2012, we purchased an additional 10,500 OYO GSR single-channel units, 3,000 stations of OYO GSR three-channel units with three component geophones and nineteen INOVA AHV IV 364 vibrator energy source units. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter of fiscal 2011. Of the fourteen crews operated during the third quarter of fiscal 2012, five were ARAM cable-based recording systems, four were I/O RSR recording systems, four were OYO GSR recording systems and one was a FairfieldNodal ZLand recording system, each with variable channel counts. We now operate six ARAM cable-based recording system crews, three I/O RSR recording system crews, and five OYO GSR recording system crews.

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

Fiscal 2012 Third Quarter Highlights

•	Generated an 18 percent increase in EBITDA to $10,437,000 compared to $8,821,000 for the quarter-ended June 30, 2011;

•

Generated a 241 percent increase in net income to $1,141,000, or $0.15 earnings per share for the three-month period ended June 30, 2012, compared to net income of $334,000, or $0.04 earnings per share for the corresponding 2011 period;

•	Generated revenues during the nine-month period ended June 30, 2012 of $246,276,000 compared to $249,023,000 for the comparable nine-month period of fiscal 2011;

•	Generated a 161 percent increase in EBITDA for the nine-month period ended June 30, 2012 to $38,985,000 compared to $14,939,000 for the nine-month period of fiscal 2011;

•

Generated net income of $9,961,000, or $1.27 earnings per share, for the nine-month period ended June 30, 2012 compared to a net loss of $6,190,000, or $0.79 loss per share, for the comparable nine-month period of fiscal 2011;

•

Strengthened order book capable of sustaining fourteen crews well into fiscal 2013 with current projects in the Permian Basin, Eagle Ford Shale, Mississippi Lime of Oklahoma and Kansas, Niobrara, Bakken and Marcellus Shale areas; and

•	Continued preparations to operate in Canada during the 2012-2013 winter season.

Results of Operations

Operating Revenues. Our operating revenues for the first nine months of fiscal 2012 remained relatively flat with a slight decrease to $246,276,000 from $249,023,000 for the first nine months of fiscal 2011, reflecting our comparatively higher revenues in the first and second fiscal quarter and lower revenues in the third quarter. Our operating revenues for the three months ended June 30, 2012 decreased 30% to $68,348,000 from $98,033,000 for the comparable 2011 period. The revenue decrease in the quarter ended June 30, 2012 was primarily the result of lower utilization rates during the second half of the quarter, higher than normal downtime due to weather and agricultural operations in several areas of the country and a significant reduction in third-party reimbursable charges as a percentage of revenue. Revenues associated with third-party charges declined as a percentage of revenue during the three and nine months ended June 30, 2012 as a result of such third-party charges returning to levels more consistent with our historical average. These third-party charges are related to the use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access. We are reimbursed for these expenses by our clients.

Operating Costs. Operating expenses for the nine months ended June 30, 2012 decreased 11% to $199,668,000 compared to $225,324,000 for the same period of fiscal 2011. Operating expenses for the three months ended June 30, 2012 decreased 35% to $55,652,000 as compared to $85,431,000 for the same period of fiscal 2011. The decline in operating costs during the nine months ended June 30, 2012 was primarily attributable to the decline in third-party expenses during the second and third quarters of fiscal 2012, as well as reductions in field personnel and other crew expenses as a result of higher than normal downtime during the third fiscal quarter. As discussed above, reimbursed expenses have a similar impact on operating costs as they do on operating revenues.

General and administrative expenses were 3.3% of revenues in the first nine months of fiscal 2012 compared to 3.8% of revenues in the same period of fiscal 2011. For the quarter ended June 30, 2012, general and administrative expenses were 3.8% of revenues as compared to 3.9% of revenues in the same period of 2011. The ratio of general and administrative expenses to revenue decreased in the first nine months of fiscal 2012 and slightly decreased in the third quarter of fiscal 2012 compared to the comparable periods of fiscal 2011 mainly due to the absence in 2012 of transaction costs related to a merger agreement that was terminated in October 2011. The dollar amount of general and administrative expenses in the first nine months of fiscal 2012 and the quarter ended June 30, 2012 decreased compared to the comparable periods of fiscal 2011 despite the fact that both periods included increased administrative costs to support expanded field operations.

Depreciation for the nine months ended June 30, 2012 totaled $24,092,000 compared to $22,767,000 for the nine months ended June 30, 2011. We recognized $8,328,000 of depreciation expense in the third quarter of fiscal 2012 as compared to $7,900,000 in the comparable quarter of fiscal 2011. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2011 and to date in fiscal 2012. Our depreciation expense is expected to increase during fiscal 2012 reflecting our higher capital expenditures during fiscal 2011 and to date in fiscal 2012.

Our total operating costs for the first nine months of fiscal 2012 were $231,806,000, a decrease of 10% from the first nine months of fiscal 2011. For the quarter-ended June 30, 2012, our operating expenses were $66,550,000, representing a 31% decrease from the comparable quarter of fiscal 2011. These decreases in the first nine months and for the third quarter of fiscal 2012 were primarily due to the factors described above.

Taxes. Income tax expense was $4,526,000 for the nine months ended June 30, 2012 compared to income tax benefit of $1,638,000 for the nine months ended June 30, 2011. Income tax expense was $839,000 for the three months ended June 30, 2012 compared to income tax expense of $587,000 for the three months ended June 30, 2011. The effective tax rates for the nine months ended June 30, 2012 and 2011 were approximately 31.2% and 20.9%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net income (loss) and net cash provided (used) by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Income (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income (loss)	$1,141	$334	$9,961	$(6,190)
Depreciation	8,328	7,900	24,092	22,767
Interest expense (income), net	129	—	406	—
Income tax expense (benefit)	839	587	4,526	(1,638)

EBITDA	$10,437	$8,821	$38,985	$14,939

Reconciliation of EBITDA to Net Cash Provided (Used) by Operating

Activities

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net cash provided (used) by operating activities	$37,098	$(3,558)	$58,004	$(469)
Changes in working capital and other items	(26,326)	12,760	(17,657)	17,043
Noncash adjustments to income	(335)	(381)	(1,362)	(1,635)

EBITDA	$10,437	$8,821	$38,985	$14,939

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

Cash Flows. Net cash provided by operating activities was $58,004,000 for the first nine months of fiscal 2012 compared to cash used by operating activities of $469,000 for the first nine months of fiscal 2011. The increase was largely due to an overall improvement in operating margins between periods. Amounts in our trade accounts receivable that are over sixty days represented approximately 35% of our total trade accounts receivable at June 30, 2012. While this level of trade accounts receivable over sixty days is higher than our historical average, after taking into consideration payments received subsequent to June 30, 2012 and additional payments anticipated by management, the amount of outstanding trade accounts receivable over sixty days is more representative of historical levels. Management expects our outstanding trade receivables to be substantially collectible.

Net cash used in investing activities was $31,460,000 for the nine months ended June 30, 2012 and $33,926,000 for the nine months ended June 30, 2011. The net cash used in investing activities in fiscal 2012 primarily represents capital expenditures of $28,962,000, net of noncash capital expenditures and noncash capital lease obligations, made from excess cash reserves and cash generated from operations. In fiscal 2011, excess cash reserves and maturities of short-term investments were used to fund capital expenditures of $55,307,000. In fiscal 2012 and 2011, we invested excess funds of $2,750,000 and $2,500,000, respectively, in certificates of deposits.

Net cash used in financing activities for the nine months ended June 30, 2012 includes principal payments on our Term Note and capital lease obligations of $4,066,000. In fiscal 2011, we entered into the Term Note in order to purchase OYO GSR recording equipment.

Capital Expenditures. Our Board of Directors has approved a fiscal 2012 budget of $50,000,000. During the nine months ended June 30, 2012, we used $42,545,000 of the capital budget to purchase 10,500 single-channel GSR, 3,000 stations of OYO GSR three-channel units and 3,000 ARAM recording channels, both conventional and 3-C geophones, vehicles to improve our fleet and nineteen INOVA vibrator energy source units. The remaining balance of the capital budget will be used to acquire additional conventional geophones and for maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of June 30, 2012 and August 9, 2012 and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2011.

We amended our credit loan agreement with Western National Bank on June 30, 2011 to add a Term Note provision, which provided $16,427,000 in financing for the purchase of OYO GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. The Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving line of credit. The Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

On May 11, 2012, we entered into a Second Term Note under our credit loan agreement with Western National Bank. The Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note will be amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. As of June 30, 2012, no amounts were borrowed under the Second Term Note. On July 5, 2012, we borrowed $9,346,000 under the Second Term Note to purchase OYO GSR recording equipment.

In the second quarter of fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and February 2017. At June 30, 2012, we had leased 42 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2012.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$3,374	$824	$1,648	$902	$—
Capital lease obligations	1,309	411	776	122	—
Debt obligations	11,623	5,455	6,168	—	—

Total	$16,306	$6,690	$8,592	$1,024	$—

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Concentration and Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at June 30, 2012 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the Term Note and the revolving line of credit and an interest floor of 3.75% for the Second Term Note. At June 30, 2012, we had a balance of $11,623,000 on our equipment Term Note, and no amounts were outstanding under the revolving line of credit or the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash. At June 30, 2012, cash and cash equivalents totaled $48,739,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On May 11, 2012, we entered into a Multiple Advance Term Note (the “Second Term Note”) with Western National Bank to finance up to $15.0 million of additional equipment purchases. Concurrently with the execution of the Second Term Note, we entered into a Security Agreement securing our obligations under the Second Term Note and resecuring our obligations under our revolving line of credit and Term Note (the “Second Term Note Security Agreement”). For a discussion of the terms of the Second Term Note, please refer to Note 5, “Debt,” of the Notes to Unaudited Consolidated Financial Statements, which is incorporated by reference herein. On July 5, 2012, we borrowed $9,346,000 under the Second Term Note to purchase recording equipment.

The foregoing description is a summary of the Second Term Note and Second Term Note Security Agreement and is qualified in its entirety by reference to the Second Term Note and Second Term Note Security Agreement, copies of which are included as Exhibit 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 9, 2012	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 9, 2012	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.1*	Multiple Advance Term Note Agreement, dated as of May 11, 2012, between the Company and Western National Bank.

10.2*	Security Agreement, dated as of May 11, 2012, between the Company and Western National Bank.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

**101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and the nine months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets at June 30, 2012 and September 30, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.