Form 10-K
period 2012-09-30
DAWSON GEOPHYSICAL CO
filed 2012-12-05
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of March 31, 2012, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $260,868,713.

On November 23, 2012, there were 8,031,369 shares of Dawson Geophysical Company common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on January 22, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Fiscal Year Ended September 30, 2012

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, disruptions in the global economy, industry competition, delays, reductions or cancellations of service contracts, high fixed costs of operations, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, reduced utilization, the type of contracts we enter into, crew productivity, limited number of customers, credit risk related to our customers, the availability of capital resources and operational disruptions. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.    BUSINESS

General

Dawson Geophysical Company (the “Company”), a Texas corporation, is a leading provider of onshore seismic data acquisition and processing services in the lower 48 states of the United States. Founded in 1952, we acquire and process 2-D, 3-D and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. During 2012, we entered the Canadian market by forming a new Canadian subsidiary. Over the past few years the focus of our efforts has shifted between natural gas and oil-based exploration projects. Natural gas projects were our primary focus until late 2008. Since that time, we have experienced a gradual shift in activity to oil exploration, which has accelerated as oil prices have remained at a relatively high level in 2010, 2011 and 2012 while natural gas prices have been relatively low during these periods. The majority of our crews are currently working in oil and liquids-rich producing basins. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2012, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

As of September 30, 2012, we operated fourteen 3-D seismic data acquisition crews in the lower 48 states of the United States and a seismic data processing center. We market and supplement our services in the lower 48 from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City and Pittsburgh. Our geophysicists perform data processing in our Midland, Houston and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. We anticipate operating one data acquisition crew in Canada during the 2012-2013 winter season and do not expect these operations to have a significant impact on our fiscal 2013 financial results. We will market and supplement our services in Canada from our office in Calgary, Canada. The results of a seismic survey conducted for a client belong to that client. We do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Demand for our data acquisition services is closely linked to oil and natural gas prices and the related level of spending for exploration and development of oil and natural gas reserves. With the decline in the market prices for oil, and especially natural gas following the financial crisis of late 2008, we experienced a severe reduction in demand for our services beginning in early fiscal 2009. As a result, we reduced the number of active data acquisition crews we operated from sixteen in January 2009 to nine in October 2009. Since the middle of fiscal 2010, we have experienced stronger demand for our services and, as a result, we redeployed three data acquisition crews during fiscal 2010 and two data acquisition crews during fiscal 2011, bringing our current total to fourteen active crews.

Business Strategy

Our strategy is to maintain our leadership position in the U.S. onshore market and build our business in Canada. Key elements of our strategy include:

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

•	Maintaining the focus of our operations on the North American onshore seismic market with a primary focus on the lower 48 United States;

•	Continuing to operate with conservative financial discipline;

•	Updating our capabilities to incorporate advances in geophysical and supporting technologies; and

•	Acquiring equipment to expand the recording channel capacity on our existing crews and equipping additional crews as market conditions dictate.

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

We are able to collect seismic data using either 3-D or 2-D methods. During fiscal 2012, substantially all of our revenues were derived from 3-D seismic data acquisition. Continued technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method creates an immense volume of seismic data which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface and identify subsurface features that are favorable for the accumulation of hydrocarbons. In contrast with 3-D methods, the 2-D method involves the collection of seismic data in a linear fashion thus generating a single plane of subsurface seismic data. In recent years, the 2-D seismic method has been used as a regional evaluation tool in many of the limited access shale basins, in particular the Marcellus Shale in the Appalachian Basin, in which we operated one small channel count crew for a portion of fiscal 2012.

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

During fiscal 2011 and 2012, we purchased or leased a significant number of cable-less recording channels. We have utilized this equipment as primarily stand-alone recording systems but on occasion in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter of fiscal 2011.

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

Utilizing electronic surveying equipment, survey personnel, who are either our employees or contract companies, precisely locate the energy source and receiver positions from which the seismic data are collected. We use vibrator energy sources which are mounted on vehicles, the majority of which weigh 62,000 pounds each, to generate seismic energy, or we detonate dynamite charges placed in holes drilled below the earth’s surface. We use third-party contractors for the drilling of holes and the purchasing, handling and disposition of dynamite charges. We also use third-party helicopter services to move equipment in areas of difficult terrain in an effort to increase efficiency and reduce safety risk.

We currently own 169 vibrator energy source units and over 167,000 recording channels. We also currently own eighteen central recording systems. Of the eighteen recording systems we owned at September 30, 2012, six are Geospace Technologies GSR cable-less recording systems, eight are ARAM ARIES cable-based recording systems and four are I/O System II RSR radio-based recording systems. All of our systems record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit, as well as their operational flexibility and channel count expandability. From time to time, we utilize the cable-less Geospace Technologies GSR system in conjunction with the ARAM ARIES cable system to increase the flexibility and recording capacity of the cable system.

At fiscal year-end 2012, we operated fourteen land-based seismic data acquisition crews. Each crew consists of approximately forty to one hundred technicians, twenty-five or more vehicles with off-road capabilities, up to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. Our equipment may be configured on our crews in various combinations to meet the demands of specific survey designs.

Of the fourteen data acquisition crews in operation at September 30, 2012, five used GSR recording systems, six used ARAM recording systems, and three used RSR recording systems. All of our crews utilize either vibrator energy sources or dynamite energy sources. While the number of recording systems we own is in excess of the number needed to field our current level of data acquisition crews, we maintain the excess equipment to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to client demand and clients’ desire for improved data quality with greater subsurface images.

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

Integrated Services. We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include health, safety, security and environmental programs as well as facilities for vehicle repair, vehicle paint and body repair, electronics repair, electrical engineering and software development. In addition, we perform line clearing operations, own temporary housing facilities and maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining as many of these functions as possible in-house contributes to better quality control and improved efficiency in our operations. Our clients are responsible for the interpretation of the seismic data we provide.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. During fiscal 2012, we invested $47,664,000 primarily on equipment and energy sources, including nineteen INOVA vibrator energy source units, 10,500 additional Geospace Technologies GSR single-channel recording units, 3,000 stations of Geospace Technologies GSR three-channel units with three-component geophones and additional conventional geophones. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved an initial $40,000,000 capital budget for fiscal 2013 which will be used to purchase nine INOVA AHV IV 364 vibrator energy sources units, increase channel count, make technical improvements in various phases of our operations and meet maintenance capital requirements. We believe that these additions will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2012, sales to our largest client, Chesapeake Energy Corporation, represented 21% of our revenue. The remaining balance of our fiscal 2012 revenue was derived from varied clients and none represented 10% or more of our fiscal 2012 revenues. We anticipate that sales to Chesapeake will represent a smaller percentage of our overall revenues during fiscal 2013.

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

We operate under both turnkey and term supplemental agreements. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2012. Currently, most of our projects are operated under turnkey agreements. However, in the first quarter of fiscal 2013 we have observed an increase in inquiries and requests for term agreements.

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

Employees

As of September 30, 2012, we employed approximately 1,452 persons, of which 1,295 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, ten are engaged in data processing, sixty-eight are administrative personnel, sixty-five are engaged in equipment maintenance and transport and fourteen are officers. Of the employees listed above, nine are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

Demand for our services depends upon the level of spending by oil and natural gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in oil and natural gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would continue to do so if the level of such exploration activities and the prices for oil and natural gas were to decline in the future. In addition to the market prices of oil and natural gas, our clients’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. In particular, the market price of natural gas has been depressed for the past few years, and the demand for our services by clients seeking natural gas has sharply declined over the same period. There can be no assurance that the current level of energy prices will be maintained or that exploration and development activities by our clients will be maintained at current levels. Any significant decline in exploration or production-related spending by our clients, whether due to a decrease in the market prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

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

•

government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources; and

•	weather conditions, including large-scale weather events such as hurricanes that affect oil and gas operations over a wide area or affect prices.

The markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Weakness in the global economy during the past few years decreased demand for our seismic services, caused downward pressure on the prices we charge and affected our results of operations. Any renewed weakness in the global economy would likely adversely affect us in a similar manner.

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

Our business has high fixed costs, which primarily consist of depreciation, maintenance expenses associated with our seismic data acquisition and processing equipment and certain crew costs. In periods of reductions in crew utilization or low crew productivity, these fixed costs do not decline as rapidly as our revenues. As a result, any significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could adversely affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our revenues are subject to fluctuations that are beyond our control which could adversely affect our results of operations in any financial period.

Our operating results vary in material respects from quarter to quarter and will continue to do so in the future. Factors that cause variations include the timing of the receipt of contracts for data acquisition, timing of the commencement and completion of work under data acquisition contracts, land access permit and weather delays, seasonal factors such as holiday schedules, shorter winter days or agricultural or hunting seasons, and crew repositioning and crew utilization and productivity. Should one or more of our fourteen crews experience changes in timing due to one or more of these factors, our financial results could be subject to significant variations from period to period. Combined with our high fixed costs, these revenue fluctuations could also produce unexpected adverse results of operations in any fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

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

Our profitability is determined, in part, by the utilization level and productivity of our crews and the type of contracts we enter into and is affected by numerous external factors that are beyond our control.

Our revenue is determined, in part, by the contract price we receive for our services, the level of utilization of our fourteen data acquisition crews, and the productivity of these crews. Crew utilization and productivity is partly a function of external factors, such as client cancellation or delay of projects, or operating delays from inclement weather or in obtaining land access rights, over which we have no control. If our crews encounter operational difficulties or delays on any data acquisition survey, our results of operations may vary, and in some cases, may be adversely affected.

In fiscal 2012, most of our projects were performed on a turnkey basis for which we were paid a fixed price for a defined scope of work or unit of data acquired. The revenue, cost and gross profit realized under our turnkey contracts can vary from our estimates because of changes in job conditions, variations in labor and equipment productivity or because of the performance of our subcontractors. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by external factors over which we may have no control, such as weather, obtaining land access rights, crew downtime or operational delays. These variations, delays and risks inherent in turnkey contracts may result in reducing our profitability. See “Business — Contracts.”

A limited number of customers operating in a single industry account for a significant portion of our revenues, and the loss of one of these customers could adversely affect our results of operations; we bear the risk if any of our clients become insolvent and fail to pay amounts owed to us, so any failure to pay by these clients could harm our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies. Although our ten largest customers in fiscal 2012 and 2011 have varied, these customers accounted for approximately 67% and 78% of our total revenue for these respective periods. For the year ended September 30, 2012, our largest client represented approximately 21% of total revenues. If this client, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected. See “Business — Clients.”

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

Some of our suppliers may also be our competitors. If competitive pressures were to become such that our suppliers would no longer sell to us, we would not be able to easily replace the technology with equipment that communicates effectively with our existing technology, thereby impairing our ability to conduct our business.

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

This increasing governmental focus on global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our customers operate and thus adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. At the federal level, a bill was introduced in Congress in March 2011 entitled, the “Fracturing Responsibility and Awareness of Chemicals Act,” or the “FRAC Act,” that would amend the federal Safe Drinking Water Act, or the “SDWA,” to repeal an exemption from regulation for hydraulic fracturing. If the FRAC Act or similar legislation in the next Congress were enacted, the definition of “underground injection” in the SDWA would be amended to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In early 2010, the EPA indicated in a website posting that it intended to regulate hydraulic fracturing under the SDWA and require permitting for any well where hydraulic fracturing was conducted with the use of diesel as an additive. While industry groups have challenged the EPA’s website posting as improper rulemaking, the Agency’s position, if upheld, could require additional permitting. In addition, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of Representatives has commenced its own investigation into hydraulic fracturing practices. These legislative and regulatory initiatives imposing additional reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult or costly to complete natural gas wells. Shale gas cannot be economically produced without extensive fracturing. In the event such legislation is enacted, demand for our seismic acquisition services may be adversely affected.

We are subject to Canadian foreign currency exchange rate risk.

We have recently begun to operate in Canada. Conducting business in Canada subjects us to foreign currency exchange rate risk. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes or to mitigate the currency exchange rate risk. If our operations in Canada are successful and the amount of business we do there grows, our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

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
		Equipment fabrication facility
		Maintenance and repairs shop

We have operating leases for domestic office space in Midland, Houston, Denver, Oklahoma City and Pittsburgh and foreign office space in Calgary, Canada.

Our operations are limited to one industry segment in the United States and Canada. We believe that our existing facilities are being appropriately utilized in line with past experience and are well maintained, suitable for their intended use and adequate to meet our current and future operating requirements.

Item 3.    LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

For a discussion of certain contingencies affecting the Company, please refer to Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements included herein, which is incorporated by reference herein.

Part II

Item 5.    MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices per share for the period shown.

Quarter Ended	High	Low
December 31, 2010	$31.90	$24.16
March 31, 2011	$50.81	$30.50
June 30, 2011	$47.02	$29.53
September 30, 2011	$42.23	$22.25
December 31, 2011	$40.18	$21.57
March 31, 2012	$40.76	$32.92
June 30, 2012	$34.57	$20.29
September 30, 2012	$26.31	$20.20

As of November 23, 2012, the market price for our common stock was $22.64 per share, and we had 154 common stockholders of record, as reported by our transfer agent.

We have not paid cash dividends on our common stock since becoming a public company and have no plans to do so in the foreseeable future.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plan as of September 30, 2012. See information regarding material features of the plan in Note 7, “Stock-Based Compensation” to the Consolidated Financial Statements included herein.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	125,550	$18.91	352,497
Equity compensation plans not approved by security holders	—	—	—

Total	125,550	$18.91	352,497

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on the Company’s common stock relative to the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 9/30/2007, and its relative performance is tracked through 9/30/2012.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Years Ended September 30,	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Operating revenues	$319,274	$333,279	$205,272	$243,995	$324,926
Net income (loss) (1)	$11,113	$(3,246)	$(9,352)	$10,222	$35,007
Basic income (loss) per common share	$1.42	$(0.42)	$(1.20)	$1.31	$4.57
Weighted average equivalent common shares outstanding	7,842	7,810	7,777	7,807	7,669
Total assets	$279,175	$264,824	$235,076	$237,157	$233,621
Revolving line of credit	$—	$—	$—	$—	$—
Current maturities of notes payable and obligations under capital leases	$9,131	$5,290	$—	$—	$—
Notes payable and obligations under capital leases less current maturities	$11,179	$10,281	$—	$—	$—
Stockholders’ equity	$200,949	$188,163	$190,225	$198,379	$185,960

(1)	Net loss for the year ended September 30, 2011 includes $3,866,000 of transaction costs associated with the terminated transaction with TGC Industries, Inc. (“TGC”).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-K.

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

After a severe contraction in demand for our services beginning at the end of 2008 and continuing into 2010 due to the global economic slowdown, we began to experience an increase in demand for our services, particularly in the oil and liquids-rich basins. Demand for our services continued to strengthen through fiscal 2011 and 2012. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010 and two seismic data acquisition crews in fiscal 2011, bringing our current crew count to fourteen crews. Our order book is currently at its highest level since late fiscal 2008 in terms of the client mix, size of projects and geographical diversity, and the majority of the projects are in oil and liquids-rich basins. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of fourteen crews well into fiscal 2013. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services continues to be robust, we were able to negotiate more favorable contract terms during fiscal 2012.

We experienced lower utilization rates during the third and fourth quarters of fiscal 2012 as our crews were affected by project preparation, weather delays, agricultural activity, land access permit issues and client delays. Our utilization rates were also affected by increasing crew efficiencies driven by improved crew processes and recent equipment purchases. In several instances during the second and third fiscal quarters of 2012, our data acquisition crews completed projects ahead of schedule and were idled as other projects were in preparatory and/or permitting phases. While these early project completions have a negative impact on utilization during a particular quarter, we believe the increasing efficiency of our crews may enable us to increase our overall capacity. We believe that the problems that led to lower utilization rates during the third and fourth quarters of fiscal 2012 have been resolved. We returned to full crew utilization during the fourth quarter of fiscal 2012, and such full utilization has continued into the first quarter of fiscal 2013.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2012. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common. However, in the first quarter of fiscal 2013 we have observed an increase in inquiries and requests for term contracts.

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

Reimbursable third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. During fiscal 2011, the level of these third-party charges as a percentage of revenue was especially high, approaching 50% of revenue, mainly as a result of our continued operations in areas with limited access in the eastern United States. However, revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 as a result of such third-party charges returning to levels more consistent with our historical average. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within our historical range of 25% to 35% of revenue.

During fiscal 2011, we purchased 25,850 Geospace Technologies GSR single-channel units, 2,000 Geospace Technologies GSR four-channel units with three-component geophones and ten INOVA AHV IV 364 vibrator energy source units. These additions allowed us to deploy the two additional crews added in fiscal 2011 with state-of-the-art cable-less recording equipment. During the first quarter of fiscal 2012, we began operations on a large project in West Texas utilizing the FairfieldNodal ZLand cable-less recording system. We completed the FairfieldNodal ZLand project during the third quarter of fiscal 2012. The ZLand-equipped crew was redeployed in the late third quarter of fiscal 2012 equipped with an ARAM cable-based recording system. As a result of the introduction of the cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. During fiscal 2012, we purchased an additional 10,500 Geospace Technologies GSR single-channel units, 3,000 stations of Geospace Technologies GSR three-channel units with three component geophones and nineteen INOVA AHV IV 364 vibrator energy source units. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews as needed, including on the additional two crews fielded during the second quarter of fiscal 2011. Of the fourteen crews currently in operation, five use Geospace Technologies GSR recording systems, six use ARAM cable-based recording systems, and three use I/O RSR recording systems.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. We anticipate operating one data acquisition crew in Canada during the 2012–2013 winter season, and do not expect these operations to have a significant impact on our fiscal 2013 financial results.

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

Fiscal 2012 Highlights

•	EBITDA for the year-ended September 30, 2012 increased to $49,615,000 compared to $27,861,000 for the same period of fiscal 2011, an increase of 78 percent;

•	Net income for the year-ended September 30, 2012 increased to $11,113,000, or $1.42 earnings per share, compared to a net loss of $3,246,000, or $0.42 loss per share, in fiscal 2011;

•	Reported revenues of $319,274,000 for the year-ended September 30, 2012 compared to $333,279,000 for the year-ended September 30, 2011;

•	Revenues net of third-party reimbursable charges increased 13 percent in fiscal 2012 from fiscal 2011;

•	Strengthened order book capable of sustaining fourteen data acquisition crews well into calendar 2013;

•	Fiscal 2012 capital expenditures of approximately $47,664,000 compared to $59,380,000 in fiscal 2011;

•

Purchased 10,500 single-channel Geospace GSR units, 3,000 GSR three-channel units with three component geophones and 19 INOVA vibrator energy source units to increase recording capacity and improve efficiency;

•	Balanced portfolio of projects in the Eagle Ford Shale, Niobrara Shale, Bakken Shale, Marcellus Shale, Permian Basin and Mississippi Lime;

•	Approximately $78 million of working capital at September 30, 2012; and

•	Awarded first contract in Canada for the deployment of the Company’s first Canadian data acquisition crew during the 2012-2013 winter season.

Results of Operations

Fiscal Year Ended September 30, 2012 versus Fiscal Year Ended September 30, 2011

Operating Revenues. Our operating revenues decreased 4% to $319,274,000 in fiscal 2012 from $333,279,000 in fiscal 2011. The revenue decrease in fiscal 2012 was primarily the result of a significant decrease in third-party charges and is not indicative of declining operations. Third-party charges decreased 29% in fiscal 2012 from fiscal 2011 due to continued operations in the more wide open terrain of the Western United States while fee revenue net of third-party charges for fiscal 2012 increased 13% from fiscal 2011. The increase in revenues net of third party charges is a result of increased utilization, production and more favorable contract terms in 2012 as compared to 2011.

Operating Costs. Our operating expenses decreased 11% to $258,970,000 in fiscal 2012 from $292,519,000 in fiscal 2011 primarily due to the decrease in reimbursed charges. As discussed above, third-party charges decreased 29% in fiscal 2012 from fiscal 2011. Operating expenses excluding third-party charges in fiscal 2012 increased 4% from fiscal 2011. This increase resulted primarily from increased field personnel and other expenses associated with higher utilization in 2012 as compared to 2011. The increase in revenues net of third-party charges of 13% in fiscal 2012 at the same time operating costs excluding third-party charges increased only 4%, resulted in an overall improvement in the Company’s margins during fiscal 2012. Improved turnkey rates, increased productivity, reduced third-party charges and reduced equipment rental and repair costs all contributed to this improvement in margins.

General and administrative expenses were 3.5% of revenues in fiscal 2012 as compared to 4.1% of revenues in fiscal 2011. General and administrative expenses decreased by $2,345,000 in fiscal 2012 as compared to fiscal 2011. The primary factor for the decrease in general and administrative expenses was the absence during fiscal 2012 of fiscal 2011 transaction costs of $3,866,000 associated with the terminated merger agreement with TGC. Without the effect of the 2011 transaction costs, general and administrative expense increased by $1,521,000. The increase in administrative expense was primarily due to increased employee costs to support expanded field operations and start-up costs associated with our Canadian operations.

We recognized $32,498,000 of depreciation expense in fiscal 2012 as compared to $30,536,000 in fiscal 2011. Depreciation expense increased 6.4% from fiscal 2011 to 2012 reflecting increased capital expenditures during fiscal 2011 and 2012. Our depreciation expense is expected to continue to increase in fiscal 2013 as a result of our significant capital expenditures in fiscal 2012.

Our total operating costs for fiscal 2012 were $302,673,000, a decrease of 10% from fiscal 2011 primarily due to the factors described above.

Income Taxes. Income tax expense was $5,403,000 for fiscal 2012 and $439,000 for fiscal 2011. The effective tax rates for the income tax provision for fiscal 2012 and 2011 were 32.7% and (15.6%), respectively. Our effective tax rate was reduced significantly in fiscal 2011 by transaction costs that had been treated as permanent, non-deductible expenses. In fiscal 2012, these costs became fully tax deductible upon the merger’s termination in October 2011 and were treated as a discrete event in the first quarter of fiscal 2012, which resulted in an income tax benefit. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as foreign operations, state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

General and administrative expenses were 4.1% of revenues in fiscal 2011 as compared to 3.5% of revenues in fiscal 2010. General and administrative expenses increased by $6,419,000 in fiscal 2011 as compared to fiscal 2010. The primary factors for the increase in general and administrative expenses during fiscal 2011 were increased administrative costs, primarily related to employee costs as a result of our increased crew count and operational activity, and transaction costs of $3,866,000 associated with the terminated merger agreement with TGC. There was no termination fee associated with the termination of the TGC merger agreement.

We recognized $30,536,000 of depreciation expense in fiscal 2011 as compared to $27,126,000 in fiscal 2010. Depreciation expense increased 13% from fiscal 2010 to 2011 reflecting increased capital expenditures during fiscal 2010 and 2011.

Our total operating costs for fiscal 2011 were $336,605,000, an increase of 53% from fiscal 2010 primarily due to the factors described above.

Income Taxes. Income tax expense was $439,000 for fiscal 2011 as compared to income tax benefit of $4,638,000 for fiscal 2010. The effective tax rates for the income tax provision for fiscal 2011 and 2010 were (15.6%) and 33.2%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions. Our fiscal 2011 effective tax rate was significantly impacted by the acquisition transaction costs incurred related to the terminated transaction with TGC. During fiscal 2011, we made the policy decision to treat the transaction costs as permanent non-deductible expenses for tax purposes.

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

The reconciliation of our EBITDA to our net income (loss) and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Income (Loss)

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Net income (loss)	$11,113	$(3,246)	$(9,352)
Depreciation	32,498	30,536	27,126
Interest expense (income), net	601	132	—
Income tax expense (benefit)	5,403	439	(4,638)

EBITDA	$49,615	$27,861	$13,136

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$76,380	$16,951	$6,244
Changes in working capital and other items	(24,949)	12,812	8,731
Noncash adjustments to income	(1,816)	(1,902)	(1,839)

EBITDA	$49,615	$27,861	$13,136

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

Cash Flows. Net cash provided by operating activities was $76,380,000 for fiscal 2012 and $16,951,000 for fiscal 2011. These amounts primarily reflect an increase in revenues and operating margins between periods. Our cash provided by operations was further positively impacted by cash collected from prior periods. Our collection experience during the period expressed as an average number of days in accounts receivable has remained at approximately sixty over the last twelve months. Amounts in our trade accounts receivable that are over sixty days as of September 30, 2012 represents approximately 20% of our total trade accounts receivables, which is consistent with historical levels. We believe our allowance for doubtful accounts of $250,000 at September 30, 2012 is adequate to cover exposures related to our trade account balances.

Net cash used in investing activities was $48,580,000 in fiscal 2012 and $36,417,000 in fiscal 2011. In fiscal 2012, we funded our capital expenditures primarily from cash provided by operating activities of $76,380,000 as well as proceeds of $9,346,000 from the Second Term Note used to purchase Geospace Technologies GSR recording equipment. In 2011, we funded our capital expenditures primarily from $22,500,000 in cash generated from matured short-term investments and $16,427,000 in proceeds from the Term Note used to purchase Geospace Technologies GSR recording equipment as well as $16,951,000 of cash provided by operating activities. In fiscal 2012 and 2011, we invested excess funds of $4,500,000 and $2,500,000 respectively in certificates of deposit. In fiscal 2011, we collected proceeds from an insurance claim on our equipment burned in an October 2010 wildfire of $1,392,000.

Net cash provided by financing activities in fiscal 2012 and fiscal 2011 was $3,496,000 and $15,868,000, respectively. In fiscal 2012, our primary source of net cash provided by financing activities was $9,346,000 in proceeds from our Second Term Note that were used to purchase Geospace Technologies GSR recording equipment and subsequent principal payments for both the Term Note and Second Term Note. In fiscal 2011, our primary source of net cash provided by financing activities were the proceeds and subsequent principal payments for the $16,427,000 Term Note we entered into in order to purchase Geospace Technologies GSR recording equipment.

Capital Expenditures. For fiscal year 2012, we made capital expenditures of $47,664,000, primarily to purchase 10,500 Geospace Technologies GSR single-channel units, 3,000 Geospace Technologies GSR three-channel units, additional geophones, nineteen INOVA AHV IV 364 vibrator energy sources units and meet necessary maintenance capital requirements. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved an initial fiscal 2013 capital budget of $40,000,000, which will be used, in part, to purchase nine INOVA AHV IV 364 vibrator energy source units, while the remainder will be used to increase channel count, make technical improvements in various phases of our operations and meet maintenance capital requirements. We believe that our fiscal 2012 capital investments as well as our planned fiscal 2013 capital investments will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of September 30, 2012 and December 5, 2012 and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the fiscal years ended September 30, 2012 or 2011.

We amended our credit loan agreement with Western National Bank on June 30, 2011 to add a new term loan note (“Term Note”) provision, which provided $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest. The Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving line of credit. The Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

On May 11, 2012, we entered into a Multiple Advance Term Note (“Second Term Note”) under our credit loan agreement with Western National Bank. The Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. On July 5, 2012, we borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The outstanding principal under the Second Term Note will be amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015.

In the second quarter of fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and February 2017. At September 30, 2012, we had leased 42 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2012.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$3,288	$865	$1,720	$703	$—
Capital lease obligations	1,208	415	689	104	—
Debt obligations	19,102	8,716	10,386	—	—

Total	$23,598	$9,996	$12,795	$807	$—

In April 2012, we filed a shelf registration statement with the SEC covering the periodic offer and sale of up to $150.0 million in debt securities, preferred and common stock and warrants. The registration statement allows us to sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be filed separately with the SEC at the time of the offering. The filing of the shelf registration statement will enable us to act quickly if and when opportunities arise.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Stock-Based Compensation. We measure all employee stock-based compensation awards, which include stock options and restricted stock, using the fair value method and recognize compensation cost, net of estimated forfeitures, in our financial statements. We record compensation expense as operating or general and administrative expense as appropriate in the Consolidated Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

Income Taxes. We account for our income taxes with the recognition of amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.

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

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration of credit risk and changes in interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. During 2012, we began to conduct business in Canada which may subject our results of operations and cash flow to foreign currency exchange rate risk.

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices which affect demand for and pricing of our services and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at September 30, 2012 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the Term Note and the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At September 30, 2012, our interest rate was 4% for the Term Note and the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2012, cash and cash equivalents totaled $57,373,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-22 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and Executive Vice President, Secretary and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2012 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that, as of September 30, 2012, our internal control over financial reporting was effective. Our internal control over financial reporting as of September 30, 2012 has been audited by KPMG LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-3.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 22, 2013, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2012. Certain information with respect to our executive officers is set forth below. We have a code of ethics as defined in Item 406 of Regulation S-K. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics for our senior financial officers, including the Chief Executive Officer, if any, either by posting such information on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section or by filing a Form 8-K.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position
L. Decker Dawson	92	Chairman of the Board of Directors
Stephen C. Jumper	51	President, Chief Executive Officer and Director
C. Ray Tobias	55	Executive Vice President, Chief Operating Officer
Christina W. Hagan	57	Executive Vice President, Secretary and Chief Financial Officer
James W. Thomas	58	Executive Vice President, Chief Technical Officer
K.S. Forsdick	61	Senior Vice President

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

Stephen C. Jumper. Mr. Jumper, a geophysicist, joined the Company in 1985, was elected Vice President of Technical Services in September 1997 and was subsequently elected President, Chief Operating Officer and Director in January 2001. In January 2006, Mr. Jumper was elected President, Chief Executive Officer and Director. Prior to 1997, Mr. Jumper served the Company as manager of technical services with an emphasis on 3-D processing. Mr. Jumper has served the Permian Basin Geophysical Society as Second Vice President, First Vice President and as President.

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

James W. Thomas. Mr. Thomas joined the Company in 2002 as Chief Geophysicist. Mr. Thomas was elected Vice President of Data Processing in March 2007 and Chief Technical Officer in January 2012. Prior to joining the Company, Mr. Thomas was employed for 21 years by Phillips Petroleum Company.

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

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 22, 2013, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K. Other information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 22, 2013, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 22, 2013, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2012.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 22, 2013, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2012.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear on pages F-1 through F-21 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedule appears on page F-22 and is hereby incorporated by reference:

Schedule II — Consolidated Valuation and Qualifying Accounts for the three years ended September 30, 2012, 2011 and 2010.

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report of Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 5th day of December, 2012.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Decker Dawson L. Decker Dawson	Chairman of the Board of Directors	12-5-12

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Director (principal executive officer)	12-5-12

/s/ Paul H. Brown Paul H. Brown	Director	12-5-12

/s/ Craig W. Cooper Craig W. Cooper	Director	12-5-12

/s/ Gary M. Hoover Gary M. Hoover	Director	12-5-12

/s/ Jack D. Ladd Jack D. Ladd	Director	12-5-12

/s/ Ted R. North Ted R. North	Director	12-5-12

/s/ Tim C. Thompson Tim C. Thompson	Director	12-5-12

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	12-5-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dawson Geophysical Company:

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 5, 2012 expressed an unqualified opinion on the effectiveness of Dawson Geophysical Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

December 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dawson Geophysical Company:

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2012, based on “criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on “criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dawson Geophysical Company as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012, and the related financial statement schedule, and our report dated December 5, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

Dallas, Texas

December 5, 2012

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$57,373,000	$26,077,000
Short-term investments	4,000,000	—
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $155,000 at September 30, 2012 and September 30, 2011, respectively	53,719,000	86,716,000
Prepaid expenses and other assets	762,000	4,254,000
Current deferred tax asset	1,925,000	1,236,000

Total current assets	117,779,000	118,283,000

Property, plant and equipment	326,030,000	302,647,000
Less accumulated depreciation	(164,634,000)	(156,106,000)

Net property, plant and equipment	161,396,000	146,541,000

Total assets	$279,175,000	$264,824,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,544,000	$18,732,000
Accrued liabilities:
Payroll costs and other taxes	1,802,000	1,436,000
Other	6,425,000	9,230,000
Deferred revenue	3,467,000	9,616,000
Current maturities of notes payable and obligations under capital leases	9,131,000	5,290,000

Total current liabilities	39,369,000	44,304,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	11,179,000	10,281,000
Deferred tax liability	27,678,000	22,076,000

Total long-term liabilities	38,857,000	32,357,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,031,369 and 7,910,885 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively	2,677,000	2,637,000
Additional paid-in capital	93,224,000	91,591,000
Retained earnings	105,048,000	93,935,000

Total stockholders’ equity	200,949,000	188,163,000

Total liabilities and stockholders’ equity	$279,175,000	$264,824,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011	2010
Operating revenues	$319,274,000	$333,279,000	$205,272,000
Operating costs:
Operating expenses	258,970,000	292,519,000	185,588,000
General and administrative	11,205,000	13,550,000	7,131,000
Depreciation	32,498,000	30,536,000	27,126,000

	302,673,000	336,605,000	219,845,000
Income (loss) from operations	16,601,000	(3,326,000)	(14,573,000)
Other income (expense):
Interest income	28,000	35,000	185,000
Interest expense	(629,000)	(167,000)	—
Other income	516,000	651,000	398,000

Income (loss) before income tax	16,516,000	(2,807,000)	(13,990,000)
Income tax (expense) benefit:
Current	(490,000)	2,929,000	7,102,000
Deferred	(4,913,000)	(3,368,000)	(2,464,000)

	(5,403,000)	(439,000)	4,638,000

Net income (loss)	$11,113,000	$(3,246,000)	$(9,352,000)

Basic income (loss) per common share	$1.42	$(0.42)	$(1.20)

Diluted income (loss) per common share	$1.40	$(0.42)	$(1.20)

Weighted average equivalent common shares outstanding	7,841,722	7,809,561	7,777,404

Weighted average equivalent common shares outstanding — assuming dilution	7,931,593	7,809,561	7,777,404

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Amount
Balance September 30, 2009	7,822,994	$2,608,000	$89,220,000	$18,000	$106,533,000	$198,379,000
Net loss					(9,352,000)	(9,352,000)
Other comprehensive loss net of tax:
Realization of losses on investment				(28,000)
Unrealized holding gains arising during the period				3,000
Income tax benefit				11,000

Other comprehensive loss				(14,000)		(14,000)

Comprehensive loss for the period						(9,366,000)
Stock-based compensation expense			1,398,000			1,398,000
Issuance of common stock as compensation	8,340	3,000	182,000			185,000
Issuance of restricted stock awards and unearned compensation	84,100	28,000	(28,000)			—
Exercise of stock options	250		4,000			4,000
Shares exchanged for taxes on stock-based compensation	(13,578)	(5,000)	(370,000)			(375,000)

Balance September 30, 2010	7,902,106	2,634,000	90,406,000	4,000	97,181,000	190,225,000
Net loss					(3,246,000)	(3,246,000)
Other comprehensive loss net of tax:
Realization of losses on investment				(6,000)
Income tax benefit				2,000

Other comprehensive loss				(4,000)		(4,000)

Comprehensive loss for the period						(3,250,000)
Tax deficit resulting from share-based compensation			(453,000)			(453,000)
Stock-based compensation expense			1,485,000			1,485,000
Issuance of common stock as compensation	6,479	2,000	184,000			186,000
Forfeiture of restricted stock awards	(4,000)	(1,000)				(1,000)
Shares exchanged for taxes on stock-based compensation	(9,400)	(3,000)	(323,000)			(326,000)
Exercise of stock options	15,700	5,000	292,000			297,000

Balance September 30, 2011	7,910,885	2,637,000	91,591,000	—	93,935,000	188,163,000
Net income					11,113,000	11,113,000
Stock-based compensation expense			1,245,000			1,245,000
Issuance of common stock as compensation	7,234	3,000	241,000			244,000
Exercise of stock options	9,750	3,000	181,000			184,000
Issuance of restricted stock awards and unearned compensation	103,500	34,000	(34,000)			—

Balance September 30, 2012	8,031,369	$2,677,000	$93,224,000	$—	$105,048,000	$200,949,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,113,000	$(3,246,000)	$(9,352,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,498,000	30,536,000	27,126,000
Noncash compensation	1,489,000	1,671,000	1,583,000
Deferred income tax expense	4,913,000	3,368,000	2,464,000
Provision for bad debts	327,000	231,000	256,000
Other	192,000	(516,000)	(343,000)
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	32,670,000	(30,613,000)	(17,876,000)
Decrease (increase) in prepaid expenses and other assets	3,359,000	3,402,000	(37,000)
(Decrease) increase in accounts payable	(1,593,000)	3,628,000	6,181,000
Decrease in accrued liabilities	(2,439,000)	(922,000)	(1,732,000)
(Decrease) increase in deferred revenue	(6,149,000)	9,412,000	(2,026,000)

Net cash provided by operating activities	76,380,000	16,951,000	6,244,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing and financing activities	(44,832,000)	(58,550,000)	(18,835,000)
Proceeds from maturity of short-term investments	500,000	22,500,000	20,000,000
Acquisition of short-term investments	(4,500,000)	(2,500,000)	(14,964,000)
Proceeds from disposal of assets	252,000	741,000	434,000
Partial proceeds on fire insurance claim	—	1,392,000	—

Net cash used in investing activities	(48,580,000)	(36,417,000)	(13,365,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	9,346,000	16,427,000	—
Principal payments on notes payable	(5,814,000)	(856,000)	—
Principal payments on capital lease obligations	(220,000)	—	—
Proceeds from exercise of stock options	184,000	297,000	4,000

Net cash provided by financing activities	3,496,000	15,868,000	4,000

Net increase (decrease) in cash and cash equivalents	31,296,000	(3,598,000)	(7,117,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,077,000	29,675,000	36,792,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,373,000	$26,077,000	$29,675,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$618,000	$115,000	$—
Cash paid for income taxes	$262,000	$509,000	$839,000
Cash received for income taxes	$3,258,000	$7,366,000	$8,125,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,405,000	$830,000	$1,127,000
Equipment purchase through asset trade in	$—	$—	$2,260,000
Capital lease obligations incurred	$1,427,000	$—	$—
Unrealized gain on investments	$—	$—	$3,000

See accompanying notes to the consolidated financial statements

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization and Nature of Operations

Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

Principles of Consolidation

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized in the Consolidated Statements of Operations for the years ended September 30, 2012, 2011 or 2010.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards, which include stock options and restricted stock, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Consolidated Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

Income Taxes

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.    Short-Term Investments

The Company had short-term investments at September 30, 2012 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at September 30, 2012. There were no outstanding short-term investments at September 30, 2011.

3.    Fair Value of Financial Instruments

At September 30, 2012 and 2011, the Company’s financial instruments included cash and cash equivalents, trade and other receivables, other current assets, accounts payable, other current liabilities and the Term Note. At September 30, 2012, the Company’s financial instruments also included short-term investments in certificates of deposit and the Second Term Note. Due to the short-term maturities of cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payables and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The Company’s Term Note and Second Term Note approximate their fair value due to the fact that the interest rates on the Term Note and Second Term Note are reset each month based on the prevailing market interest rate.

4.    Property, Plant and Equipment

Property, plant and equipment, together with the related estimated useful lives, were as follows:

	September 30,
	2012	2011	Useful Lives
Land, building and other	$8,641,000	$7,532,000	3 to 40 years
Recording equipment	206,642,000	199,347,000	5 to 10 years
Line clearing equipment	913,000	—	5 years
Vibrator energy sources	76,813,000	65,175,000	5 to 15 years
Vehicles	32,429,000	30,337,000	1.5 to 10 years
Other(a)	592,000	256,000	—

	326,030,000	302,647,000
Less accumulated depreciation	(164,634,000)	(156,106,000)

Net property, plant and equipment	$161,396,000	$146,541,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Supplemental Consolidated Balance Sheet Information

Accounts receivable consist of the following at September 30, 2012 and 2011:

	September 30,
	2012	2011
Trade and accrued trade receivables	$53,268,000	$82,676,000
Allowance for doubtful accounts	(250,000)	(155,000)
Accrued receivable for workers’ compensation stop loss policy	623,000	3,852,000
Other	78,000	343,000

Total accounts receivable	$53,719,000	$86,716,000

Prepaid expenses and other assets consist of the following at September 30, 2012 and 2011:

	September 30,
	2012	2011
Prepaid expenses and other assets	$762,000	$943,000
Income tax receivable	—	3,311,000

Total prepaid expenses and other assets	$762,000	$4,254,000

Other current liabilities consist of the following at September 30, 2012 and 2011:

	September 30,
	2012	2011
Accrued self-insurance reserves	$2,181,000	$5,567,000
Income and franchise taxes payable	1,096,000	897,000
Other accrued expenses and current liabilities	3,148,000	2,766,000

Total other current liabilities	$6,425,000	$9,230,000

6.    Debt

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of September 30, 2012 and December 5, 2012 and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the fiscal years ended September 30, 2012 or September 30, 2011.

The Company amended its credit loan agreement with Western National Bank on June 30, 2011 to add the Term Note provision, under which the Company obtained $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest. Interest on the Term Note accrues at an annual rate equal to either the 30-day

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at September 30, 2012 due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

On May 11, 2012, the Company entered into the Second Term Note under its credit loan agreement with Western National Bank. The Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note will be amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. On July 5, 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The fair value of the Second Term Note approximates its carrying value at September 30, 2012 due to the fact that the interest rate on the Second Term Note is reset each month based on the prevailing market interest rate.

In the second quarter of fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and February 2017. At September 30, 2012, the Company had leased 42 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	September 30, 2012	September 30, 2011
Term Note	$10,281,000	$15,571,000
Second Term Note	8,821,000	—
Revolving line of credit	—	—
Obligations under capital leases	1,208,000	—

	$20,310,000	$15,571,000
Less current maturities of notes payable and obligations under capital leases	(9,131,000)	(5,290,000)

	$11,179,000	$10,281,000

The aggregate maturities of the notes payable and obligations under capital leases at September 30, 2012 are as follows:

October 2012 – September 2013	$9,131,0000
October 2013 – September 2014	8,530,000
October 2014 – September 2015	2,545,000
October 2015 – September 2016	73,000
October 2016 – September 2017	31,000

$20,310,000

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Stock-Based Compensation

At September 30, 2012, the Company had one stock-based compensation plan. The awards outstanding under this plan and the associated accounting treatment are discussed below.

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

A summary of the Company’s employee stock options as of September 30, 2012, as well as activity during the year then ended is presented below.

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Balance as of September 30, 2011	135,300	$18.91
Granted	—	—
Exercised	(9,750)	18.91		$173
Forfeited	—	—

Balance as of September 30, 2012	125,550	$18.91	6.17	$797

Exercisable as of September 30, 2012	87,800	$18.91	6.17	$558

No options were granted during fiscal 2012, 2011 or 2010. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $173,000, $318,000 and $1,000, respectively. The total fair value of options vested during fiscal 2012, 2011 and 2010 was $362,000, $362,000 and $364,000, respectively.

A summary of the status of the Company’s nonvested stock option awards as of September 30, 2012 and changes during the year then ended is presented below.

	Number of Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested option awards outstanding September 30, 2011	75,500	$9.59
Granted	—	—
Vested	(37,750)	9.59
Forfeited	—	—

Nonvested option awards outstanding September 30, 2012	37,750	$9.59

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding options at September 30, 2012 expire in December 2018 and have an exercise price of $18.91. As of September 30, 2012, there was approximately $61,000 of unrecognized compensation cost related to nonvested stock option awards to be recognized over a weighted average period of 0.17 years.

Stock options issued under the Company’s 2006 Plan are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the years ended September 30, 2012, 2011 and 2010, there were no excess tax benefits from disqualifying dispositions.

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2012, 2011 and 2010 was $184,000, $297,000 and $4,000, respectively.

The Company recognized compensation expense associated with stock option awards of $362,000, $362,000 and $363,000 in fiscal 2012, 2011 and 2010, respectively. This amount is included in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations.

Stock Awards:

The Company granted 103,500 and 84,100 shares of restricted stock to employees in fiscal 2012 and 2010, respectively. The weighted average grant date fair value of restricted stock awards in fiscal 2012 and 2010 was $23.55 and $23.33, respectively. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years. There were no restricted stock grants in 2011.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2012 and changes during the year then ended is presented below.

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding September 30, 2011	81,100	$23.33
Granted	103,500	$23.55
Vested	—	$—
Forfeited	—	$—

Nonvested restricted shares outstanding September 30, 2012	184,600	$23.45

The Company’s tax benefit with regards to restricted stock awards is consistent with the tax election of the recipient of the award. No elections under IRC Section 83(b) have been made for the restricted stock awards granted by the Company in fiscal 2012. As a result, the compensation expense recorded for restricted stock resulted in a deferred tax asset for the Company equal to the tax effect of the amount of compensation expense recorded.

The Company recognized compensation expense related to restricted stock awards of $883,000, $1,123,000 and $1,035,000 in fiscal 2012, 2011 and 2010, respectively. This amount is included in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations. As of September 30, 2012, there was approximately $2,603,000 of unrecognized compensation cost related to nonvested restricted stock awards granted. This cost is expected to be recognized over a weighted average period of 2.32 years.

The Company granted common shares with immediate vesting to outside directors and employees in fiscal years 2012, 2011 and 2010:

	Number of Shares Granted	Weighted Average Grant Date Fair Value
2012	7,234	$33.64
2011	6,479	$28.69
2010	8,340	$22.11

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized expense of $244,000, $186,000 and $185,000 in fiscal 2012, 2011 and 2010, respectively, as well as the related tax benefit associated with these awards.

8.    Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During fiscal years 2012, 2011 and 2010, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. The Company’s matching contributions for fiscal 2012, 2011 and 2010 were approximately $1,521,000, $1,366,000 and $1,270,000, respectively.

9.    Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $340,000, $370,000 and $256,000 during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

10.    Income Taxes

The Company recorded income tax expense in the current year of $5,403,000, as compared to income tax expense of $439,000 in 2011 and income tax benefit of $4,638,000 in 2010.

Income tax expense (benefit) from operations:

	Year Ended September 30,
	2012	2011	2010
Current federal	$(10,000)	$(3,167,000)	$(7,342,000)
Current state	500,000	238,000	240,000
Deferred federal	4,737,000	3,920,000	2,817,000
Deferred state	176,000	(552,000)	(353,000)

Total	$5,403,000	$439,000	$(4,638,000)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income (losses) from continuing operations before income taxes as follows:

	Year Ended September 30,
	2012	2011	2010
Tax expense (benefit) computed at statutory rate of 35%	$5,781,000	$(982,000)	$(4,896,000)
Change in valuation allowance	—	(19,000)	(39,000)
State income tax expense (benefit), net of federal tax	433,000	(284,000)	(82,000)
Transaction costs	(1,353,000)	1,353,000	—
Other	542,000	371,000	379,000

Income tax expense (benefit)	$5,403,000	$439,000	$(4,638,000)

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2012	2011
Deferred tax assets:
Deferred revenue	$1,265,000	$550,000
Restricted stock	579,000	258,000
Workers’ compensation	270,000	331,000
State tax net operating loss (NOL) carry forward	691,000	853,000
Federal tax NOL carry forward	12,776,000	13,625,000
Self-insurance	298,000	298,000
Canadian start-up costs	153,000	—
AMT credit carry forward	177,000	177,000
Other	210,000	262,000

Total deferred tax assets	16,419,000	16,354,000
Deferred tax liabilities:
Property and equipment	(42,172,000)	(37,194,000)

Total deferred tax liabilities	(42,172,000)	(37,194,000)

Net deferred tax liability	$(25,753,000)	$(20,840,000)

Current portion of net deferred tax asset/liability	$1,925,000	$1,236,000
Non-current portion of net deferred tax asset/liability	(27,678,000)	(22,076,000)

Total net deferred tax liability	$(25,753,000)	$(20,840,000)

At September 30, 2012, the Company had a gross NOL for U.S. federal income tax purposes of approximately $36,502,000. This NOL expires in 2031. The Company will carry forward the net federal NOL of approximately $12,776,000. The Company also had net state NOLs that will affect state taxes of approximately $691,000 at September 30, 2012. State NOLs will begin to expire in 2015. Carryback provisions are not allowed by all states, so the entire state NOLs give rise to a deferred tax asset. The Company believes, based on past levels of income, it is more likely than not that the results of future operations will generate sufficient taxable income in which to realize these deferred tax assets. As such, no valuation allowance was considered necessary related to the federal or state NOLs.

At September 30, 2011, the Company released all of the valuation allowance held at September 30, 2010 related to the Company’s deferred tax assets for capital loss carry forwards. The Company has no valuation allowances as of September 30, 2012.

The following presents a roll forward of the Company’s unrecognized tax benefits:

	September 30,
	2012	2011
Balance at beginning of fiscal year	$161,000	$235,000
Expiration of statutes of limitations	(161,000)	(74,000)

Balance at end of fiscal year	$—	$161,000

As of September 30, 2012, the Company did not recognize any liabilities for unrecognized tax benefits. All of the liabilities for unrecognized tax benefits lapsed in the statutes of limitations during fiscal 2012. The Company did not record any changes in prior year tax positions, current year tax positions or settlements with taxing authorities related to uncertain tax positions during fiscal 2012 or 2011.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. In fiscal years 2012 and 2011, the Company’s net accrued interest and penalties decreased by approximately $98,000 and $11,000, respectively.

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

The following table sets forth the computation of basic and diluted income (loss) per common share.

	2012	2011	2010
Numerator:
Net income (loss) and numerator for basic and diluted income (loss) per common share — income available to common shareholders	$11,113,000	$(3,246,000)	$(9,352,000)

Denominator:
Denominator for basic income (loss) per common share-weighted average common shares	7,841,722	7,809,561	7,777,404
Effect of dilutive securities-employee stock options and restricted stock grants	89,871	—	—

Denominator for diluted income (loss) per common share-adjusted weighted average common shares and assumed conversions	7,931,593	7,809,561	7,777,404

Basic income (loss) per common share	$1.42	$(0.42)	$(1.20)

Diluted income (loss) per common share	$1.40	$(0.42)	$(1.20)

The Company had a net loss in 2011 and 2010; therefore the denominator for diluted loss per common share is the same as the denominator for basic loss per common share for these periods.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted income (loss) per common share, as their effects would be anti-dilutive.

	2012	2011	2010
Stock options	—	140,487	151,710
Restricted stock	46,273	105,655	54,397

Total	46,273	246,142	206,107

12.    Major Customers

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major customers in fiscal 2012, 2011 and 2010 have varied. Sales to these customers, as a percentage of operating revenues that exceeded 10%, were as follows:

	2012	2011	2010
A	21%	27%	32%
B	—	24%	—

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has non-cancelable operating leases for domestic office space in Midland, Houston, Denver, Oklahoma City and Pittsburgh and foreign office space in Calgary, Canada.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2012.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$3,288	$865	$1,720	$703	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $805,000, $717,000 and $619,000 for fiscal 2012, 2011 and 2010, respectively.

As of November 30, 2012, the Company had unused letters of credit totaling approximately $1,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims. Effective in fiscal 2012, the Company was no longer self-insured for workers’ compensation claims after October 1, 2011. The unused letters of credit outstanding at November 30, 2012 are associated with workers’ compensation claims outstanding prior to October 1, 2011.

14.    Rights Agreement

On July 8, 2009, the Board of Directors of the Company authorized and declared a dividend to the holders of record at the close of business on July 23, 2009 of one Right (a “Right”) for each outstanding share of the Company’s common stock. When exercisable, each Right will entitle the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Shares”), at a purchase price of $130.00 per Fractional Share, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) effective as of the close of business on July 23, 2009 as it may from time to time be supplemented or amended between the Company and Computershare Shareowner Services LLC (formerly Mellon Investor Services LLC), as Rights Agent. The Rights Agreement replaced the previous rights plan that was originally adopted in 1999 which expired on July 23, 2009.

Initially, the Rights are attached to all certificates representing outstanding shares of Common Stock. The Rights will only separate from the Common Stock and a “Distribution Date” will only occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or group of affiliated

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.    Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At September 30, 2012 and 2011, the Company had deposits with domestic banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds. The Company invests funds overnight under a repurchase agreement with its bank which is collateralized by securities of the United States Federal agencies. The Company generally invests primarily in short-term U.S. Treasury Securities. The Company believes its investments are of high credit quality.

The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. For the year ended September 30, 2012, sales to the Company’s largest client represented 21% of both its revenues and revenues net of third-party charges as compared to 27% and 18%, respectively, at September 30, 2011. The remaining balance of the Company’s fiscal 2012 revenues was derived from varied clients and none represented 10% or more of its fiscal 2012 revenues.

17.    Subsequent Events

The Company evaluates subsequent events through the date the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as filing with the SEC.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2011:
Operating revenues	$72,653,000	$78,337,000	$98,033,000	$84,256,000
(Loss) income from operations	$(2,817,000)	$(6,545,000)	$898,000	$5,138,000
Net (loss) income	$(1,667,000)	$(4,857,000)	$334,000	$2,944,000
Basic (loss) income per common share	$(0.21)	$(0.62)	$0.04	$0.38
Diluted (loss) income per common share	$(0.21)	$(0.62)	$0.04	$0.37
Fiscal 2012:
Operating revenues	$92,382,000	$85,546,000	$68,348,000	$72,998,000
Income from operations	$3,226,000	$9,446,000	$1,798,000	$2,131,000
Net income	$3,231,000	$5,589,000	$1,141,000	$1,152,000
Basic income per common share	$0.41	$0.71	$0.15	$0.15
Diluted income per common share	$0.41	$0.70	$0.14	$0.15

Basic income per share and diluted income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal the annual basic and diluted earnings per share.

Schedule II

Dawson Geophysical Company

Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts*:
Fiscal Year:
2012	$155,000	$327,000	$232,000	$250,000
2011	639,000	231,000	715,000	155,000
2010	533,000	256,000	150,000	639,000
Valuation allowance for deferred tax assets:
Fiscal Year:
2012	$—	$—	$—	$—
2011	19,000	(19,000)	—	—
2010	58,000	(39,000)	—	19,000

*	Deductions related to allowance for doubtful accounts represent amounts that have been deemed uncollectible and written off by the Company.

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).

10.3†	Form of Restricted Stock Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.4†	Form of Stock Option Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.5†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.6†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.7†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.8†	Description of Profit Sharing Plan (filed on September 29, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.9†	Summary of Non-Employee Director Compensation (filed on February 9, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

Number	Exhibit

10.10*	Form of Master Geophysical Data Acquisition Agreement.

10.11*	Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement.

10.12†	Form of Indemnification Agreement with Directors and Officers of the Company (filed on March 21, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.13	Revolving Line of Credit and Term Loan Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.14	Security Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.15	Multiple Advance Term Note Agreement, dated as of May 11, 2012, between the Company and Western National Bank (filed on August 9, 2012 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.16	Security Agreement, dated as of May 11, 2012, between the Company and Western National Bank (filed on August 9, 2012 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

**101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended September 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.