Form 10-Q
period 2012-12-31
DAWSON GEOPHYSICAL CO
filed 2013-02-11
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 5, 2013
Common Stock, $.33 1/3 par value	8,042,657 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,144,000	$57,373,000
Short-term investments	9,500,000	4,000,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at December 31, 2012 and September 30, 2012	47,671,000	53,719,000
Prepaid expenses and other assets	3,238,000	762,000
Current deferred tax asset	2,282,000	1,925,000

Total current assets	91,835,000	117,779,000

Property, plant and equipment	364,460,000	326,030,000
Less accumulated depreciation	(173,116,000)	(164,634,000)

Net property, plant and equipment	191,344,000	161,396,000

Total assets	$283,179,000	$279,175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,642,000	$18,544,000
Accrued liabilities:
Payroll costs and other taxes	3,333,000	1,802,000
Other	5,253,000	6,425,000
Deferred revenue	3,400,000	3,467,000
Current maturities of notes payable and obligations under capital leases	9,623,000	9,131,000

Total current liabilities	39,251,000	39,369,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	9,715,000	11,179,000
Deferred tax liability	29,696,000	27,678,000

Total long-term liabilities	39,411,000	38,857,000

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,040,657 and 8,031,369 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	2,680,000	2,677,000
Additional paid-in capital	93,861,000	93,224,000
Retained earnings	107,976,000	105,048,000

Total stockholders’ equity	204,517,000	200,949,000

Total liabilities and stockholders’ equity	$283,179,000	$279,175,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Operating revenues	$76,629,000	$92,382,000
Operating costs:
Operating expenses	58,735,000	78,814,000
General and administrative	3,596,000	2,556,000
Depreciation	9,104,000	7,786,000

	71,435,000	89,156,000
Income from operations	5,194,000	3,226,000
Other income (expense):
Interest income	16,000	3,000
Interest expense	(191,000)	(150,000)
Other income	40,000	16,000

Income before income tax	5,059,000	3,095,000

Income tax (expense) benefit	(2,131,000)	136,000

Net income	$2,928,000	$3,231,000

Basic income attributable to common stock	$0.36	$0.41

Diluted income attributable to common stock	$0.36	$0.41

Weighted average equivalent common shares outstanding	7,849,525	7,832,262

Weighted average equivalent common shares outstanding -assuming dilution	7,876,338	7,874,281

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,928,000	$3,231,000
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	9,104,000	7,786,000
Noncash compensation	640,000	466,000
Deferred income tax expense (benefit)	1,661,000	(263,000)
Provision for bad debts	—	95,000
Other	(2,000)	24,000

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	6,048,000	(3,547,000)
Increase in prepaid expenses and other assets	(2,476,000)	(1,140,000)
(Decrease) increase in accounts payable	(9,181,000)	1,945,000
Increase (decrease) in accrued liabilities	359,000	(2,581,000)
Decrease in deferred revenue	(67,000)	(7,514,000)

Net cash provided (used) by operating activities	9,014,000	(1,498,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing and financing activities	(29,507,000)	(9,519,000)
Proceeds from maturity of short-term investments	2,250,000	—
Acquisition of short-term investments	(7,750,000)	—
Proceeds from disposal of assets	32,000	38,000

Net cash used by investing activities	(34,975,000)	(9,481,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,147,000)	(1,740,000)
Principal payments on capital lease obligations	(121,000)	—
Proceeds from exercise of stock options	—	57,000

Net cash used by financing activities	(2,268,000)	(1,683,000)

Net decrease in cash and cash equivalents	(28,229,000)	(12,662,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,373,000	26,077,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,144,000	$13,415,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$195,000	$202,000
Cash paid for income taxes	$472,000	$1,000
Cash received for income taxes	$4,000	$28,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$8,279,000	$2,636,000
Capital lease obligations incurred	$1,296,000	$—

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

2. OPINION OF MANAGEMENT

Although the information furnished is unaudited, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

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

Cash Equivalents. For purposes of the financial statements, the Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include stock options and restricted stock, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as either operating or general and administrative expense as appropriate in the Consolidated Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. However, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” that deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive net income. Entities should continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 was effective for the Company as of October 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3. SHORT-TERM INVESTMENTS

The Company had short-term investments at December 31, 2012 and September 30, 2012 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at December 31, 2012 or September 30, 2012.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2012 and September 30, 2012, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Term Note (as defined below) and the Second Term Note (as defined below). Due to the short-term maturities of cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The Company’s Term Note and Second Term Note approximate their fair value due to the fact that the interest rates on the Term Note and Second Term Note are reset each month based on the prevailing market interest rate.

5. DEBT

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of December 31, 2012 and January 31, 2013 and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the current fiscal year or the fiscal years ended September 30, 2012 or 2011.

The Company amended its credit loan agreement with Western National Bank on June 30, 2011 to add a new term loan note (“Term Note”) provision, under which the Company obtained $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at December 31, 2012 due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

On May 11, 2012, the Company entered into a Multiple Advance Term Note (“Second Term Note”) under its credit loan agreement with Western National Bank. The Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note will be amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. On July 5, 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The fair value of the Second Term Note approximates its carrying value at December 31, 2012 due to the fact the interest rate on the Second Term Note is reset each month based on prevailing market interest rate.

In the second quarter of fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At December 31, 2012, the Company had leased 83 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	December 31, 2012	September 30, 2012
Term Note	$8,924,000	$10,281,000
Second Term Note	8,031,000	8,821,000
Revolving line of credit	—	—
Obligations under capital leases	2,383,000	1,208,000

	19,338,000	20,310,000
Less current maturities of notes payable and obligations under capital leases	(9,623,000)	(9,131,000)

	$9,715,000	$11,179,000

The aggregate maturities of the notes payable and obligations under capital leases at December 31, 2012 are as follows:

January 2013 – December 2013	$9,623,000
January 2014 – December 2014	7,562,000
January 2015 – December 2015	2,015,000
January 2016 – December 2016	100,000
January 2017 – December 2017	38,000

$19,338,000

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

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2012.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$3,085	$861	$1,664	$560	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $222,000 and $179,000 for the three month periods ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company had unused letters of credit totaling $1,580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

7. SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date the financial statements are issued in conformity with generally accepted accounting principles. The Company considers its financial statements issued when they are widely distributed to users, such as filing with the SEC.

8. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net income attributable to common stock is calculated using the two-class method. The two-class method is an earnings allocation method of calculating earnings per share when a company’s capital structure includes common stock and participating stock. The Company’s employees and officers that have unvested restricted stock that has not been forfeited are entitled to dividends if the Company were to pay dividends.

The Company’s basic net income per share attributable to common stock is computed by reducing the Company’s net income by the net income allocable to unvested restricted stockholders that have a right to participate in undistributed earnings. The undistributed earnings are allocated based on the relative percentage of the weighted average shares of unvested restricted stock and the total of the weighted average common shares outstanding plus the weighted average unvested restricted stock shares. The basic net income attributable to common stock is computed by dividing the net income attributable to common stock by the weighted average shares outstanding. The Company’s dilutive net income per share attributable to common stock is computed by adjusting basic net income per share attributable to common stock by diluted income allocable to unvested restricted stock divided by weighted average diluted shares outstanding.

A reconciliation of the basic and diluted earnings per share attributable to common stock is as follows:

	Three Months Ended December 31,
	2012	2011(a)
	(in thousands)
Net income	$2,928	$3,231
Income allocable to unvested restricted stock	(67)	(33)

Basic income attributable to common stock	$2,861	$3,198

Diluted income attributable to common stock	$2,861	$3,198

	Three Months Ended December 31,
	2012	2011(a)
Weighted average common shares outstanding:
Basic:	7,849,525	7,832,262
Dilutive common stock options	26,813	42,019

Diluted:	7,876,338	7,874,281

Basic income attributable to a share of common stock	$0.36	$0.41

Diluted income attributable to a share of common stock	$0.36	$0.41

(a)	Prior year earnings per share calculations have been adjusted for the two-class method to reflect restricted shares that were not reflected as participating in prior periods. Basic and diluted earnings per share as previously reported for December 31, 2011 was $0.41. Basic and diluted weighted average shares outstanding as previously reported for December 31, 2011 were 7,832,262 and 7,921,223, respectively. The impact on all prior period financial statements is deemed immaterial.

There were no securities that had an anti-dilutive effect on the calculation of diluted income attributable to common stock at December 31, 2012 or 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, disruptions in the global economy, industry competition, delays, reductions or cancellations of service contracts, high fixed costs of operations, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, reduced utilization, whether we enter into turnkey or term contracts, crew productivity, limited number of customers, credit risk related to our customers, the availability of capital resources and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

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

After a severe contraction in demand for our services beginning at the end of 2008 and continuing into 2010 due to the global economic slowdown, we began to experience an increase in demand for our services, particularly in the oil and liquids-rich basins. Demand for our services continued to strengthen through fiscal 2011 and 2012. In response to this demand increase, we redeployed three seismic data acquisition crews in fiscal 2010 and two seismic data acquisition crews in fiscal 2011, bringing our current crew count to fourteen crews. Our order book is currently at its highest level since late fiscal 2008 in terms of client mix, size of projects and geographical diversity, and the majority of the projects are in oil and liquids-rich basins. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of fourteen crews well into fiscal 2013. The majority of our crews are currently working in oil producing basins. However in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services continues to be robust, we were able to negotiate more favorable contract terms during the second half of fiscal 2012 and during the first quarter of fiscal 2013.

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

Reimbursable third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. During fiscal 2011, the level of these third-party charges as a percentage of revenue was especially high, approaching 50% of revenue, mainly as a result of our continued operations in areas with limited access in the eastern United States. However, revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and in the first quarter of fiscal 2013 as a result of such third-party charges falling at or below our historical average. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

During fiscal 2012 and to date in fiscal 2013, we purchased or leased a significant number of cable-less recording channels. We have utilized this equipment as primarily stand-alone recording systems but on occasion in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be redeployed on existing crews. Of the fourteen crews currently in operation, six use the cable-less GSR recording systems, six use ARAM cable-based recording systems, and two use I/O RSR recording systems.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. We have mobilized one data acquisition crew in Canada in late January for the 2012–2013 winter season, and do not expect these operations to have a significant impact on our fiscal 2013 financial results.

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

First Quarter Fiscal 2013 Highlights

•	EBITDA for the quarter-ended December 31, 2012 increased to $14,338,000 compared to $11,028,000 for the same period of fiscal 2012, an increase of 30 percent;

•	Income from operations for the quarter-ended December 31, 2012 increased to $5,194,000 compared to $3,226,000 for the quarter-ended December 31, 2011, an increase of 61 percent;

•

Net income for the quarter-ended December 31, 2012 was $2,928,000, or $0.36 per share attributable to common stock, compared to $3,231,000, or $0.41 per share attributable to common stock, for the same period of fiscal 2012, which included the effect of an $0.18 per share one-time tax benefit recognized in the December 31, 2011 quarter related to a merger agreement terminated in calendar 2011; excluding the impact of that one-time benefit, year-over-year net income and earnings per share increased;

•	Reported revenues of $76,629,000 for the quarter-ended December 31, 2012 compared to $92,382,000 for the same period of fiscal 2012;

•	Revenues net of third-party reimbursable charges increased 11 percent in the first fiscal quarter of 2013 compared to the first fiscal quarter of 2012;

•	Maintained order book capable of sustaining fourteen data acquisition crews well into calendar 2013;

•	Replaced an I/O RSR recording system on an existing crew with the purchase of 12,000 Geospace GSX single-channel cable-less units;

•	Replaced a set of vibrator energy source units on an existing crew with the purchase of ten INOVA AHV IV vibrator energy source units;

•	Purchased 2,500 channels of the Wireless Seismic RT System 2 recording system in January 2013 and deployed on a small crew in the mid-continent region of the United States;

•

Balanced portfolio of projects in the Eagle Ford Shale, Bakken Shale, Marcellus Shale, Mississippi Lime of Kansas and Oklahoma and the Permian Basin including the Cline Shale, Avalon Shale, Bone Spring and Wolfcamp areas;

•	Approximately $52 million of working capital at December 31, 2012; and

•	Mobilized first crew in Canada in late January 2013.

Results of Operations

Operating Revenues. Our operating revenues for the first three months of fiscal 2013 decreased 17% to $76,629,000 from $92,382,000 in the first three months of fiscal 2012. The revenue decrease in the quarter was primarily the result of a significant decrease in third-party charges and is not indicative of declining operations. While third-party charges decreased significantly between the periods due to continued operations in the more wide open terrain of the Western United States, fee revenue net of third-party charges in the first three months of fiscal 2013 increased 11% from the first three months of fiscal 2012. The increase in revenues net of third-party charges is a result of increased utilization, production and more favorable contract terms between periods.

Operating Costs. Operating expenses for the three months ended December 31, 2012 decreased 25% to $58,735,000 compared to $78,814,000 for the same period of fiscal 2012. The decrease for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 was primarily due to the reduction of reimbursed expenses during the period. Operating expenses excluding third-party charges increased by 4% for the three months ending December 31, 2012 compared to the three months ending December 31, 2011. The increase resulted primarily from increased field personnel costs associated with higher utilization in fiscal 2013. As discussed above, reimbursed expenses have a similar impact on operating costs.

General and administrative expenses were 4.7% of revenues in the first three months of fiscal 2013 compared to 2.8% of revenues in the same period of fiscal 2012. The dollar amount of general and administrative expenses increased to $3,596,000 during the first quarter of fiscal 2013 from $2,556,000 during the first quarter of fiscal 2012. The increase in expenses was primarily associated with the startup costs of our Canadian operation. In addition, administrative costs also increased as employee costs rose to support our increased operating and marketing activity.

Depreciation for the three months ended December 31, 2012 totaled $9,104,000 compared to $7,786,000 for the three months ended December 31, 2011. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2012 and to-date in fiscal 2013. Our depreciation expense is expected to increase during fiscal 2013, reflecting our higher capital expenditures during fiscal 2012 and in the quarter just ended.

Our total operating costs for the first three months of fiscal 2013 were $71,435,000, a decrease of 20% from the first three months of fiscal 2012. The decrease in the first three months of fiscal 2013 was primarily due to the factors described above.

Taxes. Income tax expense was $2,131,000 for the three months ended December 31, 2012 compared to income tax benefit of $136,000 for the three months ended December 31, 2011. The effective tax rates for the three months ended December 31, 2012 and 2011 were approximately 42.1% and (4.4%), respectively. During the three months ended December 31, 2011, our effective tax rate was reduced significantly by the transaction costs related to our terminated merger agreement with TGC Industries, Inc. During fiscal 2011, these costs had been treated as permanent, non-deductible expenses. However, these costs became fully tax deductible upon the merger’s termination in October 2011 and were treated as a discrete event in the first quarter of fiscal 2012, which resulted in an income tax benefit. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as foreign operations, state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

Use of EBITDA (Non-GAAP measure)

We define EBITDA as net income plus interest expense, interest income, income taxes, depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;

•	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and

•	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net income and net cash provided (used) by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Income

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Net income	$2,928	$3,231
Depreciation	9,104	7,786
Interest expense (income), net	175	147
Income tax expense (benefit)	2,131	(136)

EBITDA	$14,338	$11,028

Reconciliation of EBITDA to Net Cash Provided (Used) by Operating Activities

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Net cash provided (used) by operating activities	$9,014	$(1,498)
Changes in working capital and other items	5,964	13,087
Noncash adjustments to income	(640)	(561)

EBITDA	$14,338	$11,028

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

Cash Flows. Net cash provided by operating activities was $9,014,000 for the first three months of fiscal 2013 while the cash used by operating activities was $1,498,000 for the first three months of fiscal 2012. Net cash provided by operating activities increased due to an overall improvement in operating margins between periods. In addition, our cash provided by operating activities was positively impacted by cash collected from prior periods.

Net cash used by investing activities was $34,975,000 in the three months ended December 31, 2012 and $9,481,000 in the three months ended December 31, 2011. The net cash used in investing activities in fiscal 2013 primarily represents capital expenditures of $29,507,000, net of non-cash capital expenditures and non-cash capital lease obligations, made from excess cash reserves. Short-term investments of $7,750,000 in certificates of deposit were also made from excess cash reserves. In addition, we reinvested the proceeds from the maturity of short-term investments in additional certificates of deposit. In fiscal 2012, excess cash reserves were used to fund capital expenditures of $9,519,000.

Net cash used by financing activities in the three months ended December 31, 2012 includes principal payments on our Term Note and Second Term Note of $2,147,000. In the three months ended December 31, 2011, financing activities included $1,740,000 in principal payments on our Term Note.

Capital Expenditures. Our Board of Directors has approved a fiscal 2013 capital budget of $50,000,000. To date, $39,082,000 of the capital budget has been spent for the purchase of 12,000 GSX single-channel recording units, 900 GSR 4-channel recording units, 2,400 ARAM Aries channels, 2,500 channels of the Wireless Seismic RT System 2, additional conventional geophones, vehicles to improve our fleet and ten INOVA vibrator energy source units. The remaining balance of the capital budget will be used for maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2011 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2013, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of December 31, 2012 and January 31, 2013 and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the current fiscal year or the fiscal years ended September 30, 2012 or 2011.

We amended our credit loan agreement with Western National Bank on June 30, 2011 to add a Term Note provision, which provided $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. The Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving line of credit. The Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

On May 11, 2012, we entered into a Second Term Note under our credit loan agreement with Western National Bank. The Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. On July 5, 2012, we borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The outstanding principal under the Second Term Note is amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015.

In the second quarter of fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At December 31, 2012, we had leased 83 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2012.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$3,085	$861	$1,664	$560	$—
Capital lease obligations	2,383	821	1,424	138	—
Debt obligations	16,955	8,802	8,153	—	—

Total	$22,423	$10,484	$11,241	$698	$—

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. However, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” that deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive net income. Entities should continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 was effective for us as of October 1, 2012. The adoption of this guidance did not have a material impact on our financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at December 31, 2012 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the Term Note and the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At December 31, 2012, our interest rate was 4% for the Term Note and the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2012, cash and cash equivalents totaled $29,144,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President, Chairman and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President, Chairman and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: February 11, 2013	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President, Chairman and Chief Executive Officer

DATE: February 11, 2013	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2011 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

**101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, (ii) Consolidated Balance Sheets at December 31, 2012 and September 30, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.