Form 10-Q
period 2013-06-30
DAWSON GEOPHYSICAL CO
filed 2013-08-09
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 6, 2013
Common Stock, $.33 1/3 par value	8,135,722 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,040,000	$57,373,000
Short-term investments	18,000,000	4,000,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at June 30, 2013 and September 30, 2012	47,384,000	53,719,000
Prepaid expenses and other assets	2,407,000	762,000
Current deferred tax asset	2,198,000	1,925,000

Total current assets	112,029,000	117,779,000
Property, plant and equipment	327,698,000	326,030,000
Less accumulated depreciation	(147,654,000)	(164,634,000)

Net property, plant and equipment	180,044,000	161,396,000

Total assets	$292,073,000	$279,175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,881,000	$18,544,000
Accrued liabilities:
Payroll costs and other taxes	3,193,000	1,802,000
Other	6,716,000	6,425,000
Deferred revenue	1,710,000	3,467,000
Current maturities of notes payable and obligations under capital leases	10,614,000	9,131,000

Total current liabilities	35,114,000	39,369,000
Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	4,835,000	11,179,000
Deferred tax liability	35,986,000	27,678,000

Total long-term liabilities	40,821,000	38,857,000
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,067,132 and 8,031,369 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	2,689,000	2,677,000
Additional paid-in capital	95,131,000	93,224,000
Retained earnings	118,318,000	105,048,000

Total stockholders’ equity	216,138,000	200,949,000

Total liabilities and stockholders’ equity	$292,073,000	$279,175,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$75,647,000	$68,348,000	$235,626,000	$246,276,000
Operating costs:
Operating expenses	56,519,000	55,652,000	174,920,000	199,668,000
General and administrative	3,046,000	2,570,000	10,150,000	8,046,000
Depreciation	9,231,000	8,328,000	27,913,000	24,092,000

	68,796,000	66,550,000	212,983,000	231,806,000
Income from operations	6,851,000	1,798,000	22,643,000	14,470,000
Other income (expense):
Interest income	14,000	5,000	49,000	16,000
Interest expense	(159,000)	(134,000)	(524,000)	(422,000)
Other (expense) income	(107,000)	311,000	71,000	423,000

Income before income tax	6,599,000	1,980,000	22,239,000	14,487,000
Income tax expense	(2,536,000)	(839,000)	(8,969,000)	(4,526,000)

Net income	$4,063,000	$1,141,000	$13,270,000	$9,961,000

Basic income attributable to common stock	$0.50	$0.14	$1.65	$1.26

Diluted income attributable to common stock	$0.50	$0.14	$1.64	$1.25

Weighted average equivalent common shares outstanding	7,873,698	7,846,417	7,861,425	7,839,983

Weighted average equivalent common shares outstanding -assuming dilution	7,922,556	7,872,423	7,900,126	7,881,187

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,270,000	$9,961,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,913,000	24,092,000
Noncash compensation	1,481,000	1,037,000
Deferred income tax expense	8,035,000	4,335,000
Provision for bad debts	—	325,000
Other	299,000	161,000
Change in current assets and liabilities:
Decrease in accounts receivable	6,335,000	30,374,000
Increase in prepaid expenses and other assets	(1,645,000)	(916,000)
Decrease in accounts payable	(6,020,000)	(3,945,000)
Increase (decrease) in accrued liabilities	1,682,000	(2,124,000)
Decrease in deferred revenue	(1,757,000)	(5,296,000)

Net cash provided by operating activities	49,593,000	58,004,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing and financing activities	(45,454,000)	(28,962,000)
Proceeds from maturity of short-term investments	6,000,000	—
Acquisition of short-term investments	(20,000,000)	(2,750,000)
Proceeds from disposal of assets	248,000	252,000

Net cash used by investing activities	(59,206,000)	(31,460,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	983,000	—
Principal payments on notes payable	(6,609,000)	(3,948,000)
Principal payments on capital lease obligations	(531,000)	(118,000)
Proceeds from exercise of stock options	437,000	184,000

Net cash used by financing activities	(5,720,000)	(3,882,000)

Net (decrease) increase in cash and cash equivalents	(15,333,000)	22,662,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,373,000	26,077,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,040,000	$48,739,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$545,000	$436,000
Cash paid for income taxes	$1,557,000	$262,000
Cash received for income taxes	$33,000	$137,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$357,000	$12,156,000
Capital lease obligations incurred	$1,296,000	$1,427,000

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

2. OPINION OF MANAGEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year.

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

Income Taxes. The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. The Company’s effective tax rates differ from the statutory federal rate of 35% for certain items such as foreign operations, state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

3. SHORT-TERM INVESTMENTS

The Company had short-term investments at June 30, 2013 and September 30, 2012 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at June 30, 2013 or September 30, 2012.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2013 and September 30, 2012, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Term Note (as defined below), the Second Term Note (as defined below) and the Third Term Note (as defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Term Note and Second Term Note approximate their fair value due to the fact that the interest rates on the Term Note and Second Term Note are reset each month based on the prevailing market interest rate. The Company’s Third Term Note approximates its fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

5. DEBT

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of June 30, 2013 and July 31, 2013 (the date on which the last compliance calculation was made) and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2012.

The Company’s credit loan agreement includes a term loan feature under which the Company has two outstanding term loans. These terms loans were confirmed and brought under the renewed credit loan agreement in June 2013. On June 30, 2011, the Company entered into a first term loan by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment (“Term Note”). The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014. The fair value of the Term Note approximates its carrying value at June 30, 2013 due to the fact that the interest rate on the Term Note is reset each month based on the prevailing market interest rate.

On May 11, 2012, the Company entered into a Multiple Advance Term Note (“Second Term Note”) under the credit loan agreement. The Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note will be amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. On July 5, 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The fair value of the Second Term Note approximates its carrying value at June 30, 2013 due to the fact the interest rate on the Second Term Note is reset each month based on the prevailing market interest rate.

On February 12, 2013, the Company’s subsidiary Dawson Seismic Services ULC (“DSS”) entered into a promissory note (“Third Term Note”) with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The Third Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The Third Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016. The fair value of the Third Term Note approximates its carrying value at June 30, 2013 based on a comparison with the prevailing market interest rate.

In the second quarter of fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At June 30, 2013, the Company had leased 83 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	June 30, 2013	September 30, 2012
Term Note	$6,168,000	$10,281,000
Second Term Note	6,429,000	8,821,000
Third Term Note	880,000	—
Revolving line of credit	—	—
Obligations under capital leases	1,972,000	1,208,000

	15,449,000	20,310,000
Less current maturities of notes payable and obligations under capital leases	(10,614,000)	(9,131,000)

	$4,835,000	$11,179,000

The aggregate maturities of the notes payable and obligations under capital leases at June 30, 2013 are as follows:

July 2013 – June 2014	$10,614,000
July 2014 – June 2015	4,230,000
July 2015 – June 2016	517,000
July 2016 – June 2017	76,000
July 2017 – June 2018	12,000

$15,449,000

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of June 30, 2013.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$2,960	$885	$1,617	$452	$6

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $227,000 and $211,000 for the three months ended June 30, 2013 and 2012, respectively, and $671,000 and $582,000 for the nine months ended June 30, 2013 and 2012, respectively.

As of July 3, 2013, the Company had unused letters of credit totaling $580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012 (a)	2013	2012 (a)
	(in 000’s)		(in 000’s)
Net income	$4,063	$1,141	$13,270	$9,961
Income allocable to unvested restricted stock	(93)	(12)	(305)	(102)

Basic income attributable to common stock	$3,970	$1,129	$12,965	$9,859

Reallocation of participating earnings	1	—	2	1

Diluted income attributable to common stock	$3,971	$1,129	$12,967	$9,860

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012 (a)	2013	2012 (a)
Weighted average common shares outstanding:
Basic:	7,873,698	7,846,417	7,861,425	7,839,983
Dilutive common stock options	48,858	26,006	38,701	41,204

Diluted:	7,922,556	7,872,423	7,900,126	7,881,187

Basic income attributable to a share of common stock	$0.50	$0.14	$1.65	$1.26

Diluted income attributable to a share of common stock	$0.50	$0.14	$1.64	$1.25

(a)	Prior year earnings per share calculations have been adjusted for the two-class method to reflect restricted shares that were not reflected as participating in prior periods. Basic earnings per share as previously reported for the quarter and nine months ended June 30, 2012 was $0.15 and $1.27, respectively. Diluted earnings per share as previously reported for the quarter and nine months ended June 30, 2012 was $0.14 and $1.26, respectively. Basic weighted average shares outstanding as previously reported for the quarter and nine months ended June 30, 2012 were 7,846,417 and 7,839,983, respectively. Diluted weighted average shares outstanding as previously reported for the quarter and nine months ended June 30, 2012 were 7,924,009 and 7,934,367, respectively. The impact on all prior period financial statements is deemed immaterial.

There were no securities that had an anti-dilutive effect on the calculation of diluted income attributable to common stock at June 30, 2013 or 2012.

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

After a severe contraction in demand for our services beginning at the end of 2008 and continuing into 2010 due to the global economic slowdown, we began to experience an increase in demand for our services, particularly in the oil and liquids-rich basins. Demand for our services continued to strengthen through fiscal 2011 and 2012. In response to this demand increase, we redeployed a total of five seismic data acquisition crews in fiscal 2010 and 2011. During the third fiscal quarter of 2013, we operated fourteen crews, one of which was a smaller channel count crew utilizing a Wireless Seismic RT 2000 recording system. We have maintained a balanced order book in terms of client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services increased, we were able to negotiate more favorable contract terms during the second half of fiscal 2012 and during the first nine months of fiscal 2013.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has grown in the past few years from approximately half of our revenues in fiscal 2008 to in excess of three-quarters of our revenues in fiscal 2013. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common. However, during fiscal 2013, we have observed an increase in inquiries and requests for term contracts.

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

Reimbursable third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. During fiscal 2011, the level of these third-party charges as a percentage of revenue was especially high, approaching 50% of revenue, mainly as a result of our continued operations in areas with limited access in the eastern United States. However, revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and the first nine months of fiscal 2013 as a result of such third-party charges falling at or below our historical average. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

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

We continue to experience difficulties and delays in acquiring land access permits for projects, particularly as our crew efficiencies have led to completing projects ahead of schedule. Our utilization rates are expected to be affected on five crews in the fourth fiscal quarter of 2013 due to these project readiness issues. As a result, we anticipate reducing the number of large channel count crews to twelve during the fourth fiscal quarter of 2013. We believe we will be able to improve long-term utilization rates and meet client demands with twelve large channel count crews and one small channel count Wireless Seismic RT 2000 crew, for a total of thirteen working crews. We will maintain the ability to redeploy an additional large channel count crew in short order should client demand dictate. It is our intention to operate six Geospace GSR cable-less equipped crews, six ARAM cable-based equipped crews, and one 2,500 channel Wireless Seismic RT 2000 crew. During the fourth fiscal quarter of 2013, we will be utilizing a FairfieldNodal cable-less system under a lease arrangement in place of an ARAM system on one of our crews working under contract in the Permian Basin.

During June and early July 2013, we experienced a reduction in requests for proposals. However, we believe that the slowdown is temporary as requests for proposals increased in late July. We anticipate activity levels to be steady in fiscal 2014. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of thirteen crews into calendar 2014.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. While the 2012-2013 winter season was not as robust as anticipated, we completed our first multi-component 3D survey in Canada, secured necessary industry safety audits and believe we performed at a high level of efficiency as a new entrant into the Canadian market. We anticipate operating one or two crews in Canada in the winter season 2013-2014. We have submitted several tenders for projects in Canada and believe that we will be successful in securing contracts for the winter season. Our financial results for our Canadian operations had a slight negative effect on our overall third quarter and nine month fiscal 2013 results.

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

Results of Operations

Operating Revenues. Our operating revenues increased 11% during the third quarter of fiscal 2013 to $75,647,000 from $68,348,000 in the same quarter of fiscal 2012 and decreased 4% during the first nine months of fiscal 2013 to $235,626,000 from $246,276,000 in the same period of fiscal 2012. Operating revenues increased during the third quarter of fiscal 2013 compared to the third quarter 2012 primarily due to higher utilization, which more than offset a decline in third-party reimbursable charges. Operating revenues decreased during the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 primarily due to a reduction in third-party reimbursable charges. Third-party charges decreased significantly during the third quarter and first nine months of fiscal 2013, while operating revenues net of third-party charges increased 22% and 15%, respectively, from the same periods in fiscal 2012. Third-party charges decreased from fiscal 2012 to 2013 due to the continued movement of our operations towards the more open terrain of the western United States where the need for drilling and helicopter services is reduced and as a result of our shift away from using third-party providers to using in-house services for permit, survey and line clearing.

Operating Costs. Operating expenses for the quarter ended June 30, 2013 increased nominally as compared to the same period of fiscal 2012. Operating expenses for the nine months ended June 30, 2013 decreased 12% to $174,920,000 compared to $199,668,000 for the same period of fiscal 2012. The decrease in operating expenses in the nine month period was primarily due to the decrease in third-party reimbursable charges, which decreased for both the third quarter and first nine months of fiscal 2013 compared to the corresponding periods of fiscal 2012. Operating expenses excluding third-party charges increased for the third quarter and first nine months of fiscal 2013 compared to the corresponding periods of fiscal 2012. The increase in operating costs excluding third-party charges for the quarter and fiscal year period resulted primarily from increased field personnel and fuel costs associated with higher utilization and other factors such as the cost to rent Fairfield equipment during the third fiscal quarter and the costs of our Canadian operations during fiscal 2013. As discussed above, reimbursed expenses have a similar impact on operating costs.

General and administrative expenses were 4.0% and 4.3% of revenues in the third quarter and first nine months of fiscal 2013, respectively, compared to 3.7% and 3.3% of revenues in the same periods of fiscal 2012. General and administrative expenses increased to $3,046,000 during the three months ended June 30, 2013 from $2,570,000 during the same period of fiscal 2012 and increased to $10,150,000 during the first nine months of fiscal 2013 from $8,046,000 during the first nine months of fiscal 2012. The increase in expenses during these periods was primarily associated with the costs to support our Canadian operations as well as increased employee costs to support our higher operating activity.

Depreciation for the third fiscal quarter and nine months ended June 30, 2013 totaled $9,231,000 and $27,913,000, respectively, compared to $8,328,000 and $24,092,000 for the third quarter and first nine months of fiscal 2012, respectively. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2012 and to-date in fiscal 2013. Our depreciation expense is expected to continue to increase during fiscal 2013, reflecting our higher capital expenditures during fiscal 2012 and in the nine months just ended.

For the quarter ended June 30, 2013, our total operating costs were $68,796,000, representing a 3.4% increase from the comparable quarter of fiscal 2012. Our total operating costs for the first nine months of fiscal 2013 were $212,983,000, a decrease of 8.1% from the first nine months of fiscal 2012. The increase for the third quarter of fiscal 2013 and the decrease in the first nine months were primarily due to the factors described above.

Taxes. Income tax expense was $2,536,000 for the three months ended June 30, 2013 compared to $839,000 for the three months ended June 30, 2012. Income tax expense was $8,969,000 for the nine months ended June 30, 2013 compared to $4,526,000 for the nine months ended June 30, 2012. The effective tax rates for the nine months ended June 30, 2013 and 2012 were approximately 40.3% and 31.2%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as foreign operations, state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

The reconciliation of our EBITDA to our net income and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in 000’s)		(in 000’s)
Net income	$4,063	$1,141	$13,270	$9,961
Depreciation	9,231	8,328	27,913	24,092
Interest expense (income), net	145	129	475	406
Income tax expense	2,536	839	8,969	4,526

EBITDA	$15,975	$10,437	$50,627	$38,985

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in 000’s)		(in 000’s)
Net cash provided by operating activities	$37,180	$37,098	$49,593	$58,004
Changes in working capital and other items	(20,781)	(26,326)	2,515	(17,657)
Noncash adjustments to income	(424)	(335)	(1,481)	(1,362)

EBITDA	$15,975	$10,437	$50,627	$38,985

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

Cash Flows. Net cash provided by operating activities was $49,593,000 for the nine months ended June 30, 2013 and $58,004,000 in the nine months ended June 30, 2012. Net cash provided by operating activities for the first nine months of fiscal 2013 and 2012 were positively impacted by increased margins and revenues. Cash flows from operations in the first nine months of fiscal 2012 exceeded cash flows from operations in the same period of fiscal 2013 primarily as a result of significant increases in working capital accounts for the period.

Net cash used by investing activities was $59,206,000 in the nine months ended June 30, 2013 and $31,460,000 in the nine months ended June 30, 2012. The net cash used in investing activities in the first nine months of fiscal 2013 primarily represents capital expenditures of $45,454,000, net of non-cash capital expenditures and non-cash capital lease obligations, made from excess cash reserves. During the first nine months of fiscal 2013, excess cash reserves and maturities of $6,000,000 in short-term investments were invested in $20,000,000 of certificates of deposit. In the first nine months of fiscal 2012, excess cash reserves and cash generated from operations were used to fund capital expenditures of $28,962,000.

Net cash used by financing activities in the nine months ended June 30, 2013 includes $983,000 in proceeds from our Third Term Note that was used to purchase equipment for our Canadian operations and principal payments for all three term notes of $6,609,000. In the nine months ended June 30, 2012, financing activities included $3,948,000 in principal payments on our Term Note.

Capital Expenditures. Our Board of Directors has approved a fiscal 2013 capital budget of $50,000,000. To date, $47,107,000 of the capital budget has been spent for the purchase of 12,000 GSX single-channel recording units, 900 GSR 4-channel recording units, 7,000 ARAM Aries channels, 2,500 channels of the Wireless Seismic RT 2000 system, additional conventional geophones, vehicles to improve our fleet and ten INOVA vibrator energy source units. The remaining balance of the capital budget will be used for maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images. We anticipate that capital expenditures for fiscal 2014 will be at reduced levels from recent fiscal years and will include additional equipment expenditures for our Canadian operation.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of June 30, 2013 and July 31, 2013 (the date on which the last compliance calculation was made) and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2012.

Our credit loan agreement with Western National Bank includes a term loan feature under which we have two outstanding term loans. These terms loans were confirmed and brought under the renewed credit loan agreement in June 2013. On June 30, 2011, we entered into the first Term Note by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. The Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving line of credit. The Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

On May 11, 2012, we entered into a Second Term Note under our credit loan agreement. The Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. On July 5, 2012, we borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The outstanding principal under the Second Term Note is amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015.

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

In the second quarter of fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At June 30, 2013, we had leased 83 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2013.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$2,960	$885	$1,617	$452	$6
Capital lease obligations	$1,972	$829	$1,055	$88	$—
Debt obligations	$13,477	$9,785	$3,692	$—	$—

Total	$18,409	$11,499	$6,364	$540	$6

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at June 30, 2013 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the Term Note and the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At June 30, 2013, our interest rate was 4% for the Term Note and the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2013, cash and cash equivalents totaled $42,040,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President, Chairman and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President, Chairman and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: August 9, 2013	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President, Chairman and Chief Executive Officer

DATE: August 9, 2013	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Third Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2011 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Third Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Third Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.1	Revolving Line of Credit and Term Loan Agreement, dated as of June 2, 2013, between the Company and Western National Bank (filed on June 26, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference).

10.2	Security Agreement, dated as of June 2, 2013, between the Company and Western National Bank (filed on June 26, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

**101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and the nine months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.