Form 10-K
period 2013-09-30
DAWSON GEOPHYSICAL CO
filed 2013-12-11
CIK 351231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of March 31, 2013, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1/3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $235,459,000.

On November 22, 2013, there were 8,063,208 shares of Dawson Geophysical Company common stock, $0.33 1/3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on January 21, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Fiscal Year Ended September 30, 2013

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, industry competition, delays, reductions or cancellations of service contracts, reduced utilization, crew productivity, the type of contracts we enter into, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, high fixed costs of our operations and our high capital requirements, limited number of clients, credit risk related to our clients, the availability of capital resources and operational disruptions. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.    BUSINESS

General

Dawson Geophysical Company (the “Company”), a Texas corporation, is a leading provider of onshore seismic data acquisition and processing services in the lower 48 states of the United States. Founded in 1952, we acquire and process 2-D, 3-D and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. During 2012, we entered the Canadian market by forming a new Canadian subsidiary that began operations during the 2012-2013 winter season. Over the past few years, the focus of our efforts has shifted between natural gas and oil-based exploration projects. As a result, we have experienced a gradual shift in activity to oil exploration, which has accelerated as oil prices have remained at relatively high levels. The majority of our crews are currently working in oil and liquids-rich producing basins. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2013, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

During fiscal 2013, we operated up to fourteen 3-D seismic data acquisition crews in the lower 48 states of the United States, one seismic data acquisition crew during the Canadian winter season and one seismic data processing center. We market and supplement our services in the lower 48 from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City and Pittsburgh. Our geophysicists perform data processing in our Midland, Houston and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. We market and supplement our services in Canada from our office in Calgary, Alberta. The results of a seismic survey conducted for a client belong to that client. We do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Demand for our data acquisition services is closely linked to oil and natural gas prices and the related level of spending for exploration and development of oil and natural gas reserves. In the past when the market prices for oil and natural gas have declined, we have experienced a severe reduction in demand for our services and as a result, we have reduced the number of active data acquisition crews we operate. During fiscal 2013, we mostly operated fourteen data acquisition crews, except in the last fiscal quarter of 2013 when we operated eight data acquisition crews.

Business Strategy

Our strategy is to maintain our leadership position in the U.S. onshore market and build our business in Canada. Key elements of our strategy include:

•	Attracting and retaining skilled and experienced personnel for our data acquisition and processing operations;

•

Providing integrated in-house services necessary in each phase of seismic data acquisition and processing, including project design, land access permitting, surveying and related support functions as well as maintaining our in-house health, safety, security and environmental programs;

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

We are able to collect seismic data using either 3-D or 2-D methods. During fiscal 2013, substantially all of our revenues were derived from 3-D seismic data acquisition. Continued technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method creates an immense volume of seismic data, which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface and identify subsurface features that are favorable for the accumulation of hydrocarbons. In contrast with the 3-D method, the 2-D method involves the collection of seismic data in a linear fashion, thus generating a single plane of subsurface seismic data. In recent years, the 2-D seismic method has been used as a regional evaluation tool in many of the limited access shale basins, in particular the Marcellus Shale in the Appalachian Basin, in which we operated one small channel count crew for a portion of fiscal 2013.

3-D seismic data are used by our clients to explore for new reserves to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs and increasing the efficiencies of reservoir location, delineation, completion and management. In order to meet the requirements necessary to fully realize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution. We are prepared to meet such demands with the implementation of improved techniques and evolving technology. In recent years, we have steadily increased the recording capacity of our crews by increasing channel count and the number of energy source units we operate. These increases allow for a greater density of both channels and energy sources in order to increase resolution and to improve operating efficiencies. We have also utilized multi-component recording equipment on several projects in an effort to gain more information to help our clients enhance their development of producing reservoirs. Multi-component recording involves the collection of different seismic waves, including shear waves, which aids in reservoir analysis such as fracture orientation and intensity in shales and more descriptive rock properties.

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

During fiscal 2012 and 2013, we purchased or leased a significant number of cable-less recording channels. We have utilized this equipment as primarily stand-alone recording systems but on occasion in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be deployed on existing crews.

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

We currently own 165 vibrator energy source units and over 159,000 recording channels. We also own eighteen central recording systems. Of the eighteen recording systems we owned at September 30, 2013, seven are Geospace Technologies GSR cable-less recording systems, eight are ARAM ARIES cable-based recording systems, one is a Wireless Seismic RT System 2 system and two are I/O System II RSR radio-based recording systems. All of our systems record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit, as well as their operational flexibility and channel count expandability. From time to time, we utilize the cable-less Geospace Technologies GSR system in conjunction with the ARAM ARIES cable system to increase the flexibility and recording capacity of the cable system.

During fiscal 2013, we operated between eight and fourteen land-based seismic data acquisition crews. Each crew consists of approximately forty to one hundred technicians, twenty-five or more vehicles with off-road capabilities, up to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. Our equipment may be configured on our crews in various combinations to meet the demands of specific survey designs.

All of our crews utilize either vibrator energy sources or dynamite energy sources. While the number of recording systems we own may exceed the number utilized in the field at any given time, we maintain the excess equipment to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to client demand and desire for improved data quality with greater subsurface images.

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

During fiscal 2012, we began providing surface-recorded microseismic services utilizing equipment we currently own. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations.

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

Integrated Services. We maintain integrated in-house operations necessary to the development and completion of seismic surveys. Our experienced personnel have the capability to conduct or supervise the seismic survey design, permitting, surveying, data acquisition and processing functions for each seismic program. In-house support operations include health, safety, security and environmental programs as well as facilities for vehicle repair, vehicle paint and body repair, electronics repair, electrical engineering and software development. In addition, we perform line clearing operations and maintain a fleet of tractor trailers to transport our seismic acquisition equipment to our survey sites. We believe that maintaining as many of these functions as possible in-house contributes to better quality control and improved efficiency in our operations.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. During fiscal 2013, we invested $50,069,000 primarily on equipment and energy sources, including ten INOVA AHV IV 364 vibrator energy source units, 12,000 single-channel Geospace Technologies GSX units, 1,000 three-channel Geospace Technologies GSX units, 225 four-channel Geospace Technologies GSR units, for a total increase of 15,900 in Geospace

Technologies cable-less recording channels. In addition, we invested in 7,000 ARAM ARIES recording channels, 2,500 channels of Wireless Seismic RT System 2, additional conventional geophones, and vehicles to improve our fleet. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved an initial $35,000,000 capital budget for fiscal 2014 which will be used to purchase additional vibrator energy sources units, increase channel count, make technical improvements in various phases of our operations and meet maintenance capital requirements. We believe that these additions will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2013, sales to two clients each represented more than 10% of our fiscal 2013 revenue and together represented 36% of our revenue. The remaining balance of our fiscal 2013 revenue was derived from varied clients and none represented 10% or more of our fiscal 2013 revenues. We anticipate that sales to these two clients will represent a smaller percentage of our overall revenues during fiscal 2014. We believe we are not dependent on any one client as our clients that have represented over 10% of our revenues between fiscal 2011 and 2013 have changed over time, as evidenced by the table in Note 12, “Major Clients” to the Consolidated Financial Statements included herein.

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

We operate under both turnkey and term supplemental agreements. Currently, most of our projects are operated under turnkey agreements, which constituted approximately three-quarters of our revenues in fiscal 2013.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States and Canada. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are CGG Veritas, Geokinetics Inc., Global Geophysical Services, Tidelands Geophysical Company and TESLA Exploration. In addition, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the United States to enter the United States market and compete with us.

Employees

As of September 30, 2013, we employed approximately 1,252 persons, of which 1,077 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, ten are engaged in data processing, seventy-nine are administrative personnel, seventy-two are engaged in equipment maintenance and transport and fourteen are officers. Of the employees listed above, nine are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

Demand for our services depends upon the level of spending by oil and natural gas companies for exploration, production, development and field management activities, which depend, in part, on oil and natural gas prices. Significant fluctuations in oil and natural gas exploration activities and commodity prices have adversely affected the demand for our services and our results of operations in years past and would continue to do so if the level of such exploration activities and the prices for oil and natural gas were to decline in the future. In addition to the market prices of oil and natural gas, our clients’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. In particular, the market price of natural gas has been depressed for several years, and the demand for our services by clients seeking natural gas has sharply declined over the same period. There can be no assurance that the current level of energy prices will be maintained or that exploration and development activities by our clients will be maintained at current levels. Any significant decline in exploration or production-related spending by our clients, whether due to a decrease in the market prices for oil and natural gas or otherwise, would have a material adverse effect on our results of operations. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

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

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States and Canada. Some of our competitors have financial resources that are significantly greater than our own. Additionally, the seismic data acquisition business is extremely price competitive and has a history of periods in which seismic contractors bid jobs below cost and therefore adversely affect industry pricing. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the United States to enter the United States market and compete with us. Competition from these and other competitors could result in downward pricing pressure and the loss of market share. See “Business — Competition.”

Our clients could delay, reduce or cancel their service contracts with us on short notice, which may lead to lower than expected demand and revenues.

Our order book reflects client commitments at levels we believe are sufficient to maintain operations on our existing crews for the indicated periods. However, our clients can delay, reduce or cancel their service contracts with us on short notice. In addition, the timing of the origination and completion of projects and when projects are awarded and contracted for is also uncertain. As a result, our order book as of any particular date may not be indicative of actual demand and revenues for any succeeding fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Our revenues are subject to fluctuations that are beyond our control which could adversely affect our results of operations in any financial period.

Our operating results vary in material respects from quarter to quarter and will continue to do so in the future. Factors that cause variations include the timing of the receipt of contracts for data acquisition, timing of the commencement and completion of work under data acquisition contracts, land access permit and weather delays, seasonal factors such as holiday schedules, shorter winter days or agricultural or hunting seasons, and crew repositioning and crew utilization and productivity. Should one or more of our crews experience changes in timing due to one or more of these factors, our financial results could be subject to significant variations from period to period. Combined with our high fixed costs, these revenue fluctuations could also produce unexpected adverse results of operations in any fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Our profitability is determined, in part, by the utilization level and productivity of our crews and the type of contracts we enter into and is affected by numerous external factors that are beyond our control.

Our revenue is determined, in part, by the contract price we receive for our services, the level of utilization of our data acquisition crews, and the productivity of these crews. Crew utilization and productivity is partly a function of external factors, such as client cancellation or delay of projects, or operating delays from inclement weather, obtaining land access rights and other factors, over which we have no control. If our crews encounter operational difficulties or delays on any data acquisition survey, our results of operations may vary, and in some cases, may be adversely affected.

In fiscal 2013, most of our projects were performed on a turnkey basis for which we were paid a fixed price for a defined scope of work or unit of data acquired. The revenue, cost and gross profit realized under our turnkey contracts can vary from our estimates because of changes in job conditions, variations in labor and equipment productivity or because of the performance of our subcontractors. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by external factors over which we may have no control, such as weather, obtaining land access rights, crew downtime or operational delays. These variations, delays and risks inherent in turnkey contracts may result in reducing our profitability. See “Business — Contracts.”

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

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations; we bear the risk if any of our clients become insolvent and fail to pay amounts owed to us, so any failure to pay by these clients could harm our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies. Although our ten largest clients in fiscal 2013 and 2012 have varied, these clients accounted for approximately 72% and 67% of our total revenue for these respective periods. For the year ended September 30, 2013, our two largest clients represented approximately 36% of total revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected. See “Business — Clients.”

We bear the credit risk if any of our clients become insolvent and fail to pay amounts owed to us. Although we perform ongoing credit evaluations of our clients’ financial conditions, we generally require no collateral from our clients. Some of our clients have experienced financial difficulties in the past and even filed bankruptcy while others may do so in the future. It is possible that one or more of our clients will become financially distressed, which could cause them to default on their obligations to us and could reduce the client’s future need for seismic services provided by us. Our concentration of clients may also increase our overall exposure to these credit risks. Our inability to collect our accounts receivable could have a material effect on our results of operations. In addition, from time to time, we experience contractual disputes with our clients regarding the payment of invoices or other matters. While we seek to minimize these disputes and maintain good relations with our clients, we have in the past, and may in the future, experience disputes that could negatively affect our relationship with a client and consequently affect our results of operations in future periods.

We may be unable to attract and retain skilled and technically knowledgeable employees which could adversely affect our business and our growth.

Our continued success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the seismic services industry. We may experience significant competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for seismic services. A limited number of our employees are under employment contracts, and we have no key man insurance.

Capital requirements for our operations are large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Seismic data acquisition and data processing technologies historically have progressed rather rapidly, and we expect this trend to continue. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. Our working capital requirements remain high, primarily due to the expansion of our infrastructure in response to client demand for cable-less recording systems and more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and borrowings from commercial banks. Recently, we have funded some of our capital expenditures through equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. If we were to expand our operations at a rate exceeding operating cash flow, if current demand or pricing of geophysical services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our competitive advantage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (GHG) (including carbon dioxide and methane) may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. At least one-half of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation. The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of rulemakings and taken other actions that the EPA states will result in the regulation of GHG as “air pollutants” under the existing federal Clean Air Act. Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. While this new rule does not control GHG emission levels from any facilities, it will cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

This increasing governmental focus on global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our clients. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our clients, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our clients operate and thus adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

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

We have operations in Canada. Conducting business in Canada subjects us to foreign currency exchange rate risk. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes or to mitigate the currency exchange rate risk. If our operations in Canada are successful and the amount of business we do there grows, our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

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
		Equipment fabrication facility
		Maintenance and repairs shop

We have operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

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

Quarter Ended	High	Low
December 31, 2011	$40.18	$21.57
March 31, 2012	$40.76	$32.92
June 30, 2012	$34.57	$20.29
September 30, 2012	$26.31	$20.20
December 31, 2012	$26.64	$25.54
March 31, 2013	$30.24	$29.56
June 30, 2013	$38.03	$36.80
September 30, 2013	$32.70	$32.08

As of November 22, 2013, the market price for our common stock was $30.94 per share, and we had 143 common stockholders of record, as reported by our transfer agent.

We have not paid cash dividends on our common stock since becoming a public company and presently have no plans to do so. However, we regularly evaluate our dividend policy, taking into account such factors as our liquidity position and our near and long term capital requirements.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plan as of September 30, 2013. See information regarding material features of the plan in Note 7, “Stock-Based Compensation” to the Consolidated Financial Statements included herein.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	93,400	$18.91	359,073
Equity compensation plans not approved by security holders	—	—	—

Total	93,400	$18.91	359,073

PERFORMANCE GRAPH

The graph below matches Dawson Geophysical Company’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2008 to 9/30/2013.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Years Ended September 30,	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Operating revenues	$305,299	$319,274	$333,279	$205,272	$243,995
Net income (loss) (1)	$10,480	$11,113	$(3,246)	$(9,352)	$10,222
Basic income (loss) per share attributable to common stock (2)	$1.31	$1.40	$(0.42)	$(1.20)	$1.31
Weighted average equivalent common shares outstanding	7,880	7,842	7,810	7,777	7,807
Total assets	$289,027	$279,175	$264,824	$235,076	$237,157
Revolving line of credit	$—	$—	$—	$—	$—
Current maturities of notes payable and obligations under capital leases	$9,258	$9,131	$5,290	$—	$—
Notes payable and obligations under capital leases less current maturities	$3,697	$11,179	$10,281	$—	$—
Stockholders’ equity	$213,060	$200,949	$188,163	$190,225	$198,379

(1)	Net loss for the year ended September 30, 2011 includes $3,866,000 of transaction costs associated with the terminated transaction with TGC Industries, Inc. (“TGC”).

(2)	The September 30, 2012 earnings per share calculation has been adjusted for the two-class method to reflect restricted shares that were not reflected as participating in the prior period. Basic earnings per share as previously reported for the year ended September 30, 2012 was $1.42. The impact on all prior period financial statements is deemed immaterial.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of onshore seismic data acquisition services in the lower 48 states of the United States. During 2012, we entered the Canadian market by forming a new Canadian subsidiary, which operated during the 2012-2013 winter season. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services, the number of crews we operate and our results of operations in years past, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the majority of the 2011 and 2012 fiscal years we operated fourteen data acquisition crews. During fiscal 2013, we mostly operated fourteen data acquisition crews, except in the last fiscal quarter of 2013 when demand dictated we operate eight data acquisition crews. We have maintained a balanced order book in terms of the client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues. As demand for our services continues to be steady, we were able to negotiate more favorable contract terms during fiscal 2012 and 2013.

We experienced lower utilization rates during the fourth quarter of fiscal 2013 as our crews were affected by project preparation issues due to agricultural operation in key regions, weather delays, land access permit issues and softness in bid activity during the third fiscal quarter of 2013. Our utilization rates were also affected by increasing crew efficiencies driven by improved crew processes and recent equipment purchases. In several instances during the third fiscal quarter of 2013, our data acquisition crews completed projects ahead of schedule and were idled in the fourth fiscal quarter as other projects were in preparatory and/or permitting phases. These reduced utilization rates negatively impacted our financial results for the fourth fiscal quarter of 2013. While these early project completions have a negative impact on utilization during the quarter in which they occur, we believe the increasing efficiency of our crews may enable us to increase our overall capacity. As a result of the factors discussed above, we operated the equivalent of eight crews during the fourth fiscal quarter. The Company retained all key personnel required to redeploy existing crews during the period of low utilization. We believe that the problems that led to lower utilization rates during the fourth quarter of fiscal 2013 have been resolved and we returned to full utilization with the operation of twelve large channel crews and one small channel crew in the middle of the first fiscal quarter of 2014. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of twelve large channel crews and one small channel crew into the middle of fiscal 2014.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has represented approximately three-quarters of our revenues in fiscal 2013 and for the past few years. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and 2013 as a result of such third-party charges falling at or below our historical average. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

As a result of the introduction of the cable-less recording systems in 2012 and 2013, we have realized increased crew efficiencies and increased revenue on projects using these cable-less technologies. In response to the continued demand for cable-less recording systems, in the first quarter of fiscal 2013 we purchased 2,500 channels of Wireless Seismic RT System 2, 12,000 single-channel Geospace Technologies GSX units and 225 four-channel Geospace Technologies GSR units. In the fourth quarter of fiscal 2013, we purchased 1,000 three-channel Geospace Technologies GSX units, bringing our total fiscal 2013 investment in cable-less recording channels to 18,400. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be deployed on existing crews as needed and we continue to phase out the older I/O RSR recording systems. Of the thirteen crews currently in operation, one uses a leased FairfieldNodal ZLand cable-less recording system, one uses the Wireless Seismic RT System 2, six use Geospace Technologies GSR recording systems and five use ARAM cable-based recording systems. During fiscal 2013, we continued a large project that will continue well into 2014 in southern New Mexico utilizing the FairfieldNodal ZLand cable-less recording system.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. During fiscal 2013, Canadian operations did not significantly affect our fiscal 2013 financial results, although the Canadian operations did impact the year over year comparisons. While the 2012-2013 winter season was not as robust as anticipated, we completed our first multi-component 3-D survey in Canada, secured necessary industry safety audits and believe we performed at a high level of efficiency as a new entrant into the Canadian market. We anticipate operating one crew on two projects in Canada in the 2013-2014 winter season and do not expect these operations to have a significant impact on our fiscal 2014 financial results.

During fiscal 2012, we began providing surface-recorded microseismic services to some of our clients. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations. We completed several projects in fiscal 2013 and believe our microseismic business will continue to provide growth opportunities. These operations did not have a significant impact on our fiscal 2013 financial results, nor do we expect these operations to significantly impact our fiscal 2014 financial results.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to weaken, our clients reduce their capital expenditures or there is a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

Fiscal 2013 Highlights

•	EBITDA for the year-ended September 30, 2013 increased to $57,262,000 compared to $49,615,000 for the same period of fiscal 2012, an increase of 15 percent;

•	Income from operations for fiscal 2013 increased 22 percent to $20,180,000 from $16,601,000 in fiscal 2012;

•

Net income for the year-ended September 30, 2013 of $10,480,000, or $1.31 per share attributable to common stock, compared to net income of $11,113,000, or $1.40 per share attributable to common stock in fiscal 2012. Included in the fiscal 2012 results is a $0.18 per share one-time tax benefit related to a terminated merger agreement;

•	Revenues of $305,299,000 for the year-ended September 30, 2013 compared to $319,274,000 for the year-ended September 30, 2012;

•	Revenues net of third-party reimbursable charges increased 9 percent in fiscal 2013 from fiscal 2012;

•	Fiscal 2013 capital expenditures of $50,069,000 compared to $47,664,000 in fiscal 2012;

•

Purchased 12,000 single-channel Geospace GSX units, 1,000 three-channel GSX units, 2,500 channels of the Wireless Seismic RT System 2 recording system and 10 INOVA vibrator energy source units to increase recording capacity and improve efficiency;

•	Deployed a small crew equipped with 2,500 channels of the Wireless Seismic RT System 2 recording system for small 2-D and 3-D projects as well as microseismic applications;

•	Completed several surface recording microseismic projects;

•	Completed first winter season of operations in Canada;

•

Balanced portfolio of projects primarily in the Eagle Ford Shale, Niobrara Shale, Bakken Shale, Marcellus Shale, Permian Basin including the Cline Shale and Wolfcamp areas, and Mississippi Lime of Kansas and Oklahoma; and

•	Approximately $79 million of working capital at September 30, 2013.

Results of Operations

Fiscal Year Ended September 30, 2013 versus Fiscal Year Ended September 30, 2012

Operating Revenues. Our operating revenues decreased 4% to $305,299,000 in fiscal 2013 from $319,274,000 in fiscal 2012. The revenue decrease in fiscal 2013 was primarily the result of a significant decrease in third-party charges during fiscal 2013 as compared to fiscal 2012 and a decrease in crew utilization during the fourth fiscal quarter. Third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas of limited access decreased 37% in fiscal 2013 from fiscal 2012. We are reimbursed for these third-party charges by our clients. The decline in third-party charges is primarily a result of our continued operations in the more wide open terrain of the Western United States. Fee revenue net of third-party charges for fiscal 2013 increased 9% from fiscal 2012. The increase in revenues net of third-party charges during fiscal 2013 is a result of an overall increase in production and more favorable contract terms in 2013 as compared to 2012. Increased utilization and the use of cable-less equipment contributed to our increased production in fiscal 2013. Other factors contributing nominally to our increased fee revenue net of third-party changes included our line clearing services initiated during fiscal 2013 and the completion of our first Canadian winter season. Despite decreases in third-party charges and increases in fee revenues net of third-party charges between fiscal 2012 and 2013, we experienced increases in third-party charges, which we believe are temporary, and decreases in fee revenue net of third-party charges in our fourth fiscal quarter.

Operating Costs. Our operating expenses decreased 9% to $234,660,000 in fiscal 2013 from $258,970,000 in fiscal 2012 primarily due to the decrease in reimbursed third-party charges. As discussed above, third-party charges decreased 37% in fiscal 2013 from fiscal 2012. Operating expenses excluding third-party charges in fiscal 2013 increased 9% from fiscal 2012. This increase resulted primarily from increased field personnel and other expenses associated with higher utilization in 2013 as compared to 2012 and expenses associated with our first Canadian winter season. Since the increase in fee revenues net of third-party charges in fiscal 2013 exceeded the growth of operating costs excluding third-party charges, our margins improved during fiscal 2013. Improved turnkey rates, increased productivity, reduced third-party charges and reduced equipment rental and repair costs all contributed to this improvement in margins.

General and administrative expenses increased by $2,159,000 in fiscal 2013 as compared to fiscal 2012 and represented 4.4% of revenues in fiscal 2013 as compared to 3.5% of revenues in fiscal 2012. The primary factor for the increase in general and administrative expenses was additional administrative costs to support our Canadian operations.

We recognized $37,095,000 of depreciation expense in fiscal 2013 as compared to $32,498,000 in fiscal 2012. Depreciation expense increased 14% from fiscal 2012 to 2013 reflecting increased capital expenditures during fiscal 2013. Our depreciation expense is expected to continue to increase in fiscal 2014 as a result of our significant capital expenditures in fiscal 2013.

Our total operating costs for fiscal 2013 were $285,119,000, a decrease of 6% from fiscal 2012 primarily due to the factors described above.

Income Taxes. Income tax expense was $9,090,000 for fiscal 2013 and $5,403,000 for fiscal 2012. The effective tax rates for the income tax provision for fiscal 2013 and 2012 were 46.4% and 32.7%, respectively. In fiscal 2012, transaction costs that had been treated as permanent, non-deductible expenses in fiscal 2011 became fully tax deductible upon the merger’s termination and were treated as a discrete event in fiscal 2012, which resulted in an income tax benefit. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

Operating Costs. Our operating expenses decreased 11% to $258,970,000 in fiscal 2012 from $292,519,000 in fiscal 2011 primarily due to the decrease in reimbursed charges. As discussed above, third-party charges decreased 29% in fiscal 2012 from fiscal 2011. Operating expenses excluding third-party charges in fiscal 2012 increased 4% from fiscal 2011. This increase resulted primarily from increased field personnel and other expenses associated with higher utilization in 2012 as compared to 2011. The increase in revenues net of third-party charges of 13% in fiscal 2012 at the same time operating costs excluding third-party charges increased only 4% resulted in an overall improvement in our margins during fiscal 2012. Improved turnkey rates, increased productivity, reduced third-party charges and reduced equipment rental and repair costs all contributed to this improvement in margins.

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

Income Taxes. Income tax expense was $5,403,000 for fiscal 2012 and $439,000 for fiscal 2011. The effective tax rates for the income tax provision for fiscal 2012 and 2011 were 32.7% and (15.6%), respectively. Our effective tax rate was reduced significantly in fiscal 2011 by transaction costs that had been treated as permanent, non-deductible expenses. In fiscal 2012, these costs became fully tax deductible upon the merger’s termination and were treated as a discrete event in the first quarter of fiscal 2012, which resulted in an income tax benefit. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

The reconciliation of our EBITDA to our net income (loss) and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Income (Loss)

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Net income (loss)	$10,480	$11,113	$(3,246)
Depreciation	37,095	32,498	30,536
Interest expense (income), net	597	601	132
Income tax expense	9,090	5,403	439

EBITDA	$57,262	$49,615	$27,861

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$70,579	$76,380	$16,951
Changes in working capital and other items	(11,457)	(24,949)	12,812
Noncash adjustments to income	(1,860)	(1,816)	(1,902)

EBITDA	$57,262	$49,615	$27,861

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

Cash Flows. Net cash provided by operating activities was $70,579,000 for fiscal 2013 and $76,380,000 for fiscal 2012. These amounts primarily reflect an increase in operating margins and steady revenues between periods. Our cash provided by operations was further positively impacted by cash collected from prior periods. Our collection experience during the period expressed as an average number of days in accounts receivable has remained at approximately sixty over the last twelve months. Amounts in our trade accounts receivable that are over sixty days as of September 30, 2013 represents less than 10% of our total trade accounts receivables, which is below our historical levels. We believe our allowance for doubtful accounts of $250,000 at September 30, 2013 is adequate to cover exposures related to our trade account balances.

Net cash used in investing activities was $67,504,000 in fiscal 2013 and $48,580,000 in fiscal 2012. Capital expenditures in fiscal 2013 and 2012 of $48,485,000 and $44,832,000, respectively, net of noncash capital expenditures and noncash capital lease obligations, were funded from excess cash reserves and cash flow from operations. Proceeds of $983,000 from our Third Term Note (as defined below) and $9,346,000 from our Second Term Note (as defined below) supplemented the capital expenditure purchases in 2013 and 2012, respectively. During fiscal 2013 and 2012, excess cash reserves and maturities of certificates of deposit of $10,750,000 and $500,000, respectively, were invested in $30,250,000 and $4,500,000 of certificates of deposit, respectively.

Net cash used by financing activities in fiscal 2013 of $8,043,000 primarily includes $983,000 in proceeds from our Third Term Note that was used to purchase equipment for our Canadian operations and principal payments for all three term notes of $8,898,000. Net cash provided by financing activities in fiscal 2012 was $3,496,000 that primarily represented $9,346,000 in proceeds from our Second Term Note that were used to purchase Geospace Technologies GSR recording equipment and subsequent principal payments for both the Term Note (as defined below) and Second Term Note of $5,814,000.

Capital Expenditures. For fiscal year 2013, we made capital expenditures of $50,069,000, primarily to purchase 12,000 single-channel Geospace Technologies GSX units, 1,000 three-channel Geospace Technologies GSX units, 225 four-channel Geospace Technologies GSR units, for a total increase of 15,900 in Geospace cable-less recording channels. In addition, we purchased 7,000 ARAM ARIES recording channels, 2,500 channels of Wireless Seismic RT System 2, additional conventional geophones, vehicles to improve our fleet and to meet necessary maintenance capital requirements. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved an initial fiscal 2014 capital budget of $35,000,000, which will be used, in part, to purchase additional vibrator energy sources units, increase channel count, make technical improvements in various phases of our operations and meet maintenance capital requirements. We believe that these additions will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of September 30, 2013 and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the fiscal years ended September 30, 2013 or 2012.

Our credit loan agreement includes a term loan feature under which we have two outstanding term loans. These term loans were confirmed and brought under the renewed credit loan agreement in June 2013. On June 30, 2011, we entered into a first term loan by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment (“Term Note”). The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. The Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving line of credit. The Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

On May 11, 2012, we entered into a Multiple Advance Term Note (“Second Term Note”) under our credit loan agreement. The Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. On July 5, 2012, we borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The outstanding principal under the Second Term Note is amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. See additional discussion in Note 17, “Subsequent Events” to the Consolidated Financial Statements included herein.

On February 12, 2013, our subsidiary Dawson Seismic Services ULC (“DSS”) entered into a promissory note (“Third Term Note”) with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The Third Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The Third Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016.

In the second quarter of fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At September 30, 2013, we had leased 83 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2013.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$2,742	$902	$1,530	$310	$—
Capital lease obligations	1,768	837	868	63	—
Debt obligations	11,187	8,421	2,766	—	—

Total	$15,697	$10,160	$5,164	$373	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per unit of data acquired rate. In these circumstances, these set-up costs that occur prior to initiating revenue recognition are capitalized and amortized as data is acquired.

Stock-Based Compensation. We measure all employee stock-based compensation awards, which include stock options, restricted stock and restricted stock units, using the fair value method and recognize compensation cost, net of estimated forfeitures, in our financial statements. We record compensation expense as operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Comprehensive Income (Loss) (“Consolidated Statements of Operations”) on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

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

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration of credit risk and changes in interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. During 2012, we began to conduct business in Canada which subjects our results of operations and cash flow to foreign currency exchange rate risk.

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at September 30, 2013 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the Term Note and the revolving line of credit and an interest rate floor of 3.75% for the Second

Term Note. At September 30, 2013, our interest rate was 4% for the Term Note and the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2013, cash and cash equivalents totaled $52,405,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-22 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and Executive Vice President, Secretary and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2013 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, we have concluded that, as of September 30, 2013, our internal control over financial reporting was effective. Our internal control over financial reporting as of September 30, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-4.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 21, 2014, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2013. Certain information with respect to our executive officers is set forth below. We have a code of ethics as defined in Item 406 of Regulation S-K. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics for our senior financial officers, including the Chief Executive Officer, if any, either by posting such information on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section or by filing a Form 8-K.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position
Stephen C. Jumper	52	Chairman of the Board of Directors, President and Chief Executive Officer
C. Ray Tobias	56	Executive Vice President, Chief Operating Officer
Christina W. Hagan	58	Executive Vice President, Secretary and Chief Financial Officer
James W. Thomas	59	Executive Vice President, Chief Technical Officer
K.S. Forsdick	62	Senior Vice President

The Board of Directors elects executive officers annually. Executive officers hold office until their successors are elected and have qualified.

Set forth below are descriptions of the principal occupations during at least the past five years of the Company’s executive officers.

Stephen C. Jumper. Mr. Jumper, a geophysicist, joined the Company in 1985, was elected Vice President of Technical Services in September 1997 and was subsequently elected President, Chief Operating Officer and Director in January 2001. In January 2006, Mr. Jumper was elected President, Chief Executive Officer and Director. In January 2013, Mr. Jumper was elected Chairman of the Board of Directors. Prior to 1997, Mr. Jumper served the Company as manager of technical services with an emphasis on 3-D processing. Mr. Jumper has served the Permian Basin Geophysical Society as Second Vice President, First Vice President and as President.

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

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 21, 2014, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K. Other information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 21, 2014, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 21, 2014, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Shareholders to be held on January 21, 2014, which we expect to file with the Securities and Exchange Commission within 120 days after September 30, 2013.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear on pages F-1 through F-22 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 11th day of December, 2013.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	12-11-13

/s/ Craig W. Cooper Craig W. Cooper	Director	12-11-13

/s/ Gary M. Hoover Gary M. Hoover	Director	12-11-13

/s/ Ted R. North Ted R. North	Director	12-11-13

/s/ Tim C. Thompson Tim C. Thompson	Director	12-11-13

/s/ Christina W. Hagan Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	12-11-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dawson Geophysical Company

We have audited the accompanying consolidated balance sheet of Dawson Geophysical Company as of September 30, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dawson Geophysical Company at September 30, 2013, and the consolidated results of its operations and its cash flows for the year ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

December 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dawson Geophysical Company

We have audited the accompanying consolidated balance sheet of Dawson Geophysical Company as of September 30, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2012. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dawson Geophysical Company as of September 30, 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

December 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dawson Geophysical Company

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dawson Geophysical Company as of September 30, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended September 30, 2013 and our report dated December 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

December 11, 2013

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$52,405,000	$57,373,000
Short-term investments	23,500,000	4,000,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at September 30, 2013 and 2012	37,488,000	53,719,000
Prepaid expenses and other assets	737,000	762,000
Current deferred tax asset	1,664,000	1,925,000

Total current assets	115,794,000	117,779,000

Property, plant and equipment	325,464,000	326,030,000
Less accumulated depreciation	(152,231,000)	(164,634,000)

Net property, plant and equipment	173,233,000	161,396,000

Total assets	$289,027,000	$279,175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,880,000	$18,544,000
Accrued liabilities:
Payroll costs and other taxes	1,850,000	1,802,000
Other	6,154,000	6,425,000
Deferred revenue	3,438,000	3,467,000
Current maturities of notes payable and obligations under capital leases	9,258,000	9,131,000

Total current liabilities	36,580,000	39,369,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	3,697,000	11,179,000
Deferred tax liability	35,690,000	27,678,000

Total long-term liabilities	39,387,000	38,857,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,056,943 and 8,031,369 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively	2,686,000	2,677,000
Additional paid-in capital	94,846,000	93,224,000
Retained earnings	115,528,000	105,048,000

Total stockholders’ equity	213,060,000	200,949,000

Total liabilities and stockholders' equity	$289,027,000	$279,175,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2013	2012	2011
Operating revenues	$305,299,000	$319,274,000	$333,279,000
Operating costs:
Operating expenses	234,660,000	258,970,000	292,519,000
General and administrative	13,364,000	11,205,000	13,550,000
Depreciation	37,095,000	32,498,000	30,536,000

	285,119,000	302,673,000	336,605,000
Income (loss) from operations	20,180,000	16,601,000	(3,326,000)
Other income (expense):
Interest income	63,000	28,000	35,000
Interest expense	(660,000)	(629,000)	(167,000)
Other (expense) income	(13,000)	516,000	651,000

Income (loss) before income tax	19,570,000	16,516,000	(2,807,000)
Income tax (expense) benefit:
Current	(817,000)	(490,000)	2,929,000
Deferred	(8,273,000)	(4,913,000)	(3,368,000)

	(9,090,000)	(5,403,000)	(439,000)

Net income (loss)	$10,480,000	$11,113,000	$(3,246,000)

Other comprehensive loss, net of tax:
Realization of losses on investment, net of tax of $2,000	$—	$—	$(4,000)

Comprehensive income (loss)	$10,480,000	$11,113,000	$(3,250,000)

Basic income (loss) per share attributable to common stock	$1.31	$1.40	$(0.42)

Diluted income (loss) per share attributable to common stock	$1.31	$1.39	$(0.42)

Weighted average equivalent common shares outstanding	7,879,614	7,841,722	7,809,561

Weighted average equivalent common shares outstanding — assuming dilution	7,920,365	7,877,107	7,809,561

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Stock
	Number of Shares	Amount			Retained Earnings	Total
Balance September 30, 2010	7,902,106	$2,634,000	$90,406,000	$4,000	$97,181,000	$190,225,000
Net loss					(3,246,000)	(3,246,000)
Realization of losses on investment, net of tax				(4,000)		(4,000)
Tax deficit resulting from share-based compensation			(453,000)			(453,000)
Stock-based compensation expense			1,485,000			1,485,000
Issuance of common stock as compensation	6,479	2,000	184,000			186,000
Forfeiture of restricted stock awards	(4,000)	(1,000)				(1,000)
Shares exchanged for taxes on stock-based compensation	(9,400)	(3,000)	(323,000)			(326,000)
Exercise of stock options	15,700	5,000	292,000			297,000

Balance September 30, 2011	7,910,885	2,637,000	91,591,000	—	93,935,000	188,163,000
Net income					11,113,000	11,113,000
Stock-based compensation expense			1,245,000			1,245,000
Issuance of common stock as compensation	7,234	3,000	241,000			244,000
Exercise of stock options	9,750	3,000	181,000			184,000
Issuance of restricted stock awards and unearned compensation	103,500	34,000	(34,000)			—

Balance September 30, 2012	8,031,369	2,677,000	93,224,000	—	105,048,000	200,949,000
Net income					10,480,000	10,480,000
Stock-based compensation expense			1,394,000			1,394,000
Issuance of common stock as compensation	14,484	5,000	398,000			403,000
Forfeiture of restricted stock awards	(900)	—	—			—
Shares exchanged for taxes on stock-based compensation	(20,160)	(7,000)	(767,000)			(774,000)
Exercise of stock options	32,150	11,000	597,000			608,000

Balance September 30, 2013	8,056,943	$2,686,000	$94,846,000	$—	$115,528,000	$213,060,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,480,000	$11,113,000	$(3,246,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,095,000	32,498,000	30,536,000
Noncash compensation	1,797,000	1,489,000	1,671,000
Deferred income tax expense	8,273,000	4,913,000	3,368,000
Provision for bad debts	63,000	327,000	231,000
Other	(118,000)	192,000	(516,000)
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	16,168,000	32,670,000	(30,613,000)
Decrease in prepaid expenses and other assets	25,000	3,359,000	3,402,000
(Decrease) increase in accounts payable	(2,952,000)	(1,593,000)	3,628,000
Decrease in accrued liabilities	(223,000)	(2,439,000)	(922,000)
(Decrease) increase in deferred revenue	(29,000)	(6,149,000)	9,412,000

Net cash provided by operating activities	70,579,000	76,380,000	16,951,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing and financing activities	(48,485,000)	(44,832,000)	(58,550,000)
Proceeds from maturity of short-term investments	10,750,000	500,000	22,500,000
Acquisition of short-term investments	(30,250,000)	(4,500,000)	(2,500,000)
Proceeds from disposal of assets	481,000	252,000	741,000
Partial proceeds on fire insurance claim	—	—	1,392,000

Net cash used by investing activities	(67,504,000)	(48,580,000)	(36,417,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	983,000	9,346,000	16,427,000
Principal payments on notes payable	(8,898,000)	(5,814,000)	(856,000)
Principal payments on capital lease obligations	(736,000)	(220,000)	—
Proceeds from exercise of stock options	608,000	184,000	297,000

Net cash (used) provided by financing activities	(8,043,000)	3,496,000	15,868,000

Net (decrease) increase in cash and cash equivalents	(4,968,000)	31,296,000	(3,598,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,373,000	26,077,000	29,675,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,405,000	$57,373,000	$26,077,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$688,000	$618,000	$115,000
Cash paid for income taxes	$1,665,000	$262,000	$509,000
Cash received for income taxes	$42,000	$3,258,000	$7,366,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$288,000	$1,405,000	$830,000
Capital lease obligations incurred	$1,296,000	$1,427,000	$—

See accompanying notes to the consolidated financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended September 30, 2013, 2012 or 2011.

Leases

The Company leases certain equipment and vehicles under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Revenue Recognition

Services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, the Company recognizes revenues when revenue is realizable and services have been performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate as services are performed. In the case of a cancelled service contract, revenue is recognized and the client is billed for services performed up to the date of cancellation.

The Company receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts. Amounts billed to clients are recorded in revenue at the gross amount including out-of-pocket expenses that are reimbursed by the client.

In some instances, clients are billed in advance of services performed. In those cases, the Company recognizes the liability as deferred revenue. As services are performed, those deferred revenue amounts are recognized as revenue.

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per unit of data acquired rate. In these circumstances, these set-up costs that occur prior to initiating revenue recognition are capitalized and amortized as data is acquired.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards, which include stock options, restricted stock and restricted stock units, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Consolidated Statements of Operations on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.    Short-Term Investments

The Company had short-term investments at September 30, 2013 and 2012 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at September 30, 2013 or 2012.

3.    Fair Value of Financial Instruments

At September 30, 2013 and 2012, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Term Note and the Second Term Note. At September 30, 2013, the Company’s financial instruments also included the Third Term Note. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payables and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Term Note and Second Term Note approximate their fair value due to the fact that the interest rates on the Term Note and Second Term Note are reset each month based on the prevailing market interest rate. The Company’s Third Term Note approximates its fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

4.    Property, Plant and Equipment

Property, plant and equipment, together with the related estimated useful lives, were as follows:

	September 30,
	2013	2012	Useful Lives
Land, building and other	$10,822,000	$8,641,000	3 to 40 years
Recording equipment	197,134,000	206,642,000	5 to 10 years
Line clearing equipment	937,000	913,000	5 years
Vibrator energy sources	80,309,000	76,813,000	5 to 15 years
Vehicles	35,623,000	32,429,000	1.5 to 10 years
Other(a)	639,000	592,000	—

	325,464,000	326,030,000
Less accumulated depreciation	(152,231,000)	(164,634,000)

Net property, plant and equipment	$173,233,000	$161,396,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Supplemental Consolidated Balance Sheet Information

Accounts receivable consist of the following at September 30, 2013 and 2012:

	September 30,
	2013	2012
Trade and accrued trade receivables	$36,751,000	$53,268,000
Allowance for doubtful accounts	(250,000)	(250,000)
Accrued receivable for workers’ compensation stop loss policy	495,000	623,000
Other	492,000	78,000

Total accounts receivable	$37,488,000	$53,719,000

Other current liabilities consist of the following at September 30, 2013 and 2012:

	September 30,
	2013	2012
Accrued self-insurance reserves	$1,865,000	$2,181,000
Accrued profit sharing	1,313,000	963,000
Income and franchise taxes payable	243,000	1,096,000
Accrued insurance premiums	805,000	—
Other accrued expenses and current liabilities	1,928,000	2,185,000

Total other current liabilities	$6,154,000	$6,425,000

6.    Debt

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of September 30, 2013 and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the fiscal years ended September 30, 2013 or 2012.

The Company’s credit loan agreement includes a term loan feature under which the Company has two outstanding term loans. These term loans were confirmed and brought under the renewed credit loan agreement in June 2013. On June 30, 2011, the Company entered into the First Term Note by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 11, 2012, the Company entered into the Second Term Note under its credit loan agreement. The Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note is amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. On July 5, 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. See additional discussion in Note 17, “Subsequent Events” to the Consolidated Financial Statements included herein.

On February 12, 2013, the Company’s subsidiary DSS entered into the Third Term Note with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The Third Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The Third Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016.

In the second quarter of fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At September 30, 2013, the Company had leased 83 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	September 30, 2013	September 30, 2012
Term Note	$4,770,000	$10,281,000
Second Term Note	5,616,000	8,821,000
Third Term Note	801,000	—
Revolving line of credit	—	—
Obligations under capital leases	1,768,000	1,208,000

	$12,955,000	$20,310,000
Less current maturities of notes payable and obligations under capital leases	(9,258,000)	(9,131,000)

	$3,697,000	$11,179,000

The aggregate maturities of the notes payable and obligations under capital leases at September 30, 2013 are as follows:

October 2013 – September 2014	$9,258,000
October 2014 – September 2015	3,302,000
October 2015 – September 2016	332,000
October 2016 – September 2017	57,000
October 2017 – September 2018	6,000

$12,955,000

7.    Stock-Based Compensation

At September 30, 2013, the Company had one stock-based compensation plan. The awards outstanding under this plan and the associated accounting treatment are discussed below.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 2007, the Company adopted the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 750,000 shares of authorized Company common stock which may be awarded to officers, directors, employees and consultants of the Company in various forms including options, common stock grants, restricted stock grants, restricted stock units and others. Stock option grant prices awarded under the Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date.

Incentive Stock Options:

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility of the Company’s stock. The expected term represents the average period that the Company expects stock options to be outstanding and is determined based on the Company’s historical experience. The risk free interest rate used by the Company as the discounting interest rate is based on the U.S. Treasury rates on the grant date for securities with maturity dates of approximately the expected term. As the Company has not historically declared dividends and does not expect to declare dividends in the near term, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an option holder will be at or near the value estimated by the Black-Scholes model.

A summary of the Company’s employee stock options as of September 30, 2013, as well as activity during the year then ended is presented below.

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Balance as of September 30, 2012	125,550	$18.91
Exercised	(32,150)	18.91

Balance as of September 30, 2013	93,400	$18.91	5.17	$1,267

Exercisable as of September 30, 2013	93,400	$18.91	5.17	$1,267

No options were granted during fiscal years 2013, 2012 or 2011. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $518,000, $173,000, and $318,000, respectively. The total fair value of options vested during fiscal years 2013, 2012 and 2011 was $362,000, $362,000, and $362,000, respectively.

A summary of the status of the Company’s nonvested stock option awards as of September 30, 2013 and changes during the year then ended is presented below.

	Number of Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested option awards outstanding September 30, 2012	37,750		$9.59
Vested	(37,750)		9.59

Nonvested option awards outstanding September 30, 2013	__	$	__

Outstanding options at September 30, 2013 expire in December 2018 and have an exercise price of $18.91. There was no unrecognized compensation costs related to stock option awards as of September 30, 2013.

Stock options issued under the Plan are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the years ended September 30, 2013, 2012 and 2011, there were no excess tax benefits from disqualifying dispositions.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2013, 2012 and 2011 was $608,000, $184,000 and $297,000, respectively.

The Company recognized compensation expense associated with stock option awards of $62,000, $362,000 and $362,000 in fiscal years 2013, 2012 and 2011, respectively, which are included in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations.

Restricted Stock Awards:

There were no restricted stock grants in 2013 or 2011. The Company granted 103,500 shares of restricted stock to employees in fiscal year 2012. The weighted average grant date fair value of restricted stock awards in fiscal year 2012 was $23.55. The fair value of the restricted stock granted equals the market price on the grant date and vests after three years.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2013 and changes during the year then ended is presented below.

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding September 30, 2012	184,600	$23.45
Vested	(80,200)	$23.33
Forfeited	(900)	$23.33

Nonvested restricted shares outstanding September 30, 2013	103,500	$23.55

The Company recognized compensation expense related to restricted stock awards of $1,307,000, $883,000 and $1,123,000 in fiscal years 2013, 2012 and 2011, respectively, which are included in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations. As of September 30, 2013, there was approximately $1,337,000 of unrecognized compensation cost related to nonvested restricted stock awards granted. This cost is expected to be recognized over a weighted average period of 1.69 years.

Restricted Stock Units:

Beginning in 2013, the Company began granting restricted stock units. The Company granted 2,000 restricted stock units to employees during fiscal year 2013. The weighted average grant date fair value of restricted stock units in fiscal year 2013 was $27.14. The fair value of restricted stock units equals the market price on the grant date. The Company recognized compensation expense related to restricted stock units of approximately $25,000 during 2013, which is included in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations. As of September 30, 2013, there was approximately $29,000 of unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted average period of 0.81 years.

Common Stock Awards:

The Company granted common shares with immediate vesting to outside directors and employees in fiscal years 2013, 2012 and 2011:

	Number of Shares Granted	Weighted Average Grant Date Fair Value
2013	14,484	$27.83
2012	7,234	$33.64
2011	6,479	$28.69

The Company recognized expense of $403,000, $244,000 and $186,000 in fiscal years 2013, 2012 and 2011, respectively, as well as the related tax benefit associated with these awards in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During fiscal years 2013, 2012 and 2011, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. The Company’s matching contributions for fiscal 2013, 2012 and 2011 were approximately $1,747,000, $1,521,000 and $1,366,000, respectively.

9.    Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $319,000, $340,000 and $370,000 during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

10.    Income Taxes

The Company recorded income tax expense in the current year of $9,090,000, as compared to $5,403,000 and $439,000 in 2012 and 2011, respectively.

Income tax expense from operations is comprised of the following:

	Year Ended September 30,
	2013	2012	2011
Current federal expense (benefit)	$124,000	$(10,000)	$(3,167,000)
Current state expense	693,000	500,000	238,000
Deferred federal expense	6,251,000	4,737,000	3,920,000
Deferred state expense (benefit)	2,022,000	176,000	(552,000)

Total	$9,090,000	$5,403,000	$439,000

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income (losses) from continuing operations before income taxes as follows:

	Year Ended September 30,
	2013	2012	2011
Tax expense (benefit) computed at statutory rate of 35%	$6,850,000	$5,781,000	$(982,000)
Change in valuation allowance	1,265,000	—	(19,000)
State income tax expense (benefit), net of federal tax	1,486,000	433,000	(284,000)
Foreign losses	(987,000)	—	—
Transaction costs	—	(1,353,000)	1,353,000
Other	476,000	542,000	371,000

Income tax expense	$9,090,000	$5,403,000	$439,000

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2013	2012
Deferred tax assets:
Deferred revenue	$1,255,000	$1,265,000
Restricted stock	390,000	579,000
Workers’ compensation	224,000	270,000
State tax net operating loss (NOL) carry forward	802,000	691,000
Federal tax NOL carry forward	9,012,000	12,776,000
Foreign tax NOL carry forward	952,000	—
Self-insurance	286,000	298,000
Canadian start-up costs	405,000	153,000
AMT credit carry forward	310,000	177,000
Other	166,000	210,000

Total gross deferred tax assets	13,802,000	16,419,000
Less valuation allowance	(1,265,000)	—

Total net deferred tax assets	12,537,000	16,419,000
Deferred tax liabilities:
Property and equipment	(46,563,000)	(42,172,000)

Total deferred tax liabilities	(46,563,000)	(42,172,000)

Net deferred tax liability	$(34,026,000)	$(25,753,000)

Current portion of net deferred tax asset/liability	$1,664,000	$1,925,000
Non-current portion of net deferred tax asset/liability	(35,690,000)	(27,678,000)

Total net deferred tax liability	$(34,026,000)	$(25,753,000)

At September 30, 2013, the Company had a gross NOL for U.S. federal income tax purposes of approximately $25,750,000. This NOL expires in 2031. The Company will carry forward the net federal NOL of approximately $9,012,000. The Company also had net state NOLs that will affect state taxes of approximately $802,000 at September 30, 2013. State NOLs will begin to expire in 2015. Carryback provisions are not allowed by all states, so the entire state NOLs give rise to a deferred tax asset. Several of these carryforwards are primarily available in states where the Company believes the assets cannot be deemed to be more likely than not realizable. Based on management’s belief that the net operating loss carryforwards are not realizable, a $278,000 valuation allowance was established to offset these deferred tax assets as of September 30, 2013. The Company also has Canadian deferred tax assets that will begin to expire in 2032. The Company has recorded a valuation allowance of $987,000 against the Canadian deferred tax asset because management believes it is currently not more likely than not to be realizable. The Company had no valuation allowances as of September 30, 2012.

As of September 30, 2013, the Company did not recognize any liabilities for unrecognized tax benefits. All of the liabilities for unrecognized tax benefits totaling $161,000 lapsed in the statutes of limitations during fiscal 2012. The Company did not record any changes in prior year tax positions, current year tax positions or settlements with taxing authorities related to uncertain tax positions during fiscal 2013 or 2012.

The Company’s practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties recognized in fiscal year 2013. In fiscal year 2012 and 2011, there were interest and penalties included in the Consolidated Statements of Operations of $(98,000) and $(11,000), respectively.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Net Income (Loss) per Share Attributable to Common Stock

Net income (loss) per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating earnings (loss) per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. The Company’s employees and officers that hold unvested restricted stock would be entitled to dividends if the Company were to pay dividends.

The Company’s basic net income (loss) per share attributable to common stock is computed by reducing the Company’s net income by the net income allocable to unvested restricted stockholders that have a right to participate in undistributed earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. Accordingly, no losses are allocated to these unvested restricted stockholders. The undistributed earnings are allocated based on the relative percentage of the weighted average shares of unvested restricted stock and the total of the weighted average common shares outstanding plus the weighted average unvested restricted stock shares. The basic net income (loss) per share attributable to common stock is computed by dividing the net income (loss) attributable to common stock by the weighted average shares outstanding. The Company’s dilutive net income (loss) per share attributable to common stock is computed by adjusting basic net income (loss) per share attributable to common stock by diluted income allocable to unvested restricted stock divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted earnings (loss) per share attributable to common stock is as follows:

	Year Ended September 30,
	2013	2012(a)	2011
		(in 000’s)
Net income (loss)	$10,480	$11,113	$(3,246)
Income allocable to unvested restricted stock	(136)	(158)	—

Basic income (loss) attributable to common stock	$10,344	$10,955	$(3,246)

Reallocation of participating earnings	1	—	—

Diluted income (loss) attributable to common stock	$10,345	$10,955	$(3,246)

Weighted average common shares outstanding:
Basic:	7,879,614	7,841,722	7,809,561
Dilutive common stock options and restricted stock units	40,751	35,385	—

Diluted:	7,920,365	7,877,107	7,809,561

Basic income (loss) attributable to a share of common stock	$1.31	$1.40	$(0.42)

Diluted income (loss) attributable to a share of common stock	$1.31	$1.39	$(0.42)

(a)	The 2012 earnings per share calculations have been adjusted for the two-class method to reflect restricted shares that were not reflected as participating in the prior period. Basic earnings per share as previously reported for year ended September 30, 2012 was $1.42. Diluted earnings per share as previously reported for the year-ended September 30, 2012 was $1.40. Basic weighted average shares outstanding as previously reported for the year ended September 30, 2012 was 7,841,722. Diluted weighted average shares outstanding as previously reported for the year ended September 30, 2012 was 7,931,593. The impact on all prior period financial statements is deemed immaterial.

The Company had a net loss in 2011. As a result, the numerator for diluted loss per share attributable to common stock is the same as for basic loss per share attributable to common stock and the denominator for diluted loss per share attributable to common stock is the same as the denominator for basic loss per share attributable to common stock for this period.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average numbers of certain securities have been excluded from the calculation of diluted income (loss) per share attributable to common stock, as their effects would be anti-dilutive.

	Year Ended September 30,
	2013	2012	2011
Stock options	—	—	140,487
Restricted stock	—	46,273	105,655

Total	—	46,273	246,142

12.    Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major clients in fiscal 2013, 2012 and 2011 have varied. Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	2013	2012	2011
A	19%	—	—
B	17%	—	24%
C	—	21%	27%

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2013.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating lease obligations (office space)	$2,742	$902	$1,530	$310	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $900,000, $805,000, and $717,000 for fiscal 2013, 2012 and 2011, respectively.

As of September 30, 2013, the Company had unused letters of credit totaling approximately $580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims. Effective in fiscal 2012, the Company was no longer self-insured for workers’

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation claims after October 1, 2011. The unused letters of credit outstanding at September 30, 2013 are associated with workers’ compensation claims outstanding prior to October 1, 2011.

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

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.    Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At September 30, 2013 and 2012, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk. For the year ended September 30, 2013, sales to the Company’s largest client represented 19% of its revenues as compared to less than 10% of its revenues at September 30, 2012. The sales to the Company’s second largest client represented 17% of its revenues at September 30, 2013 as compared to less than 10% of its revenues at September 30, 2012. The remaining balance of the Company’s fiscal 2013 revenues was derived from varied clients and none represented 10% or more of its fiscal 2013 revenues.

17.    Subsequent Events

On December 4, 2013, the Company entered into a new Multiple Advance Term Note dated as of December 2, 2013 (“Fourth Term Note”) under the credit loan agreement with Western National Bank. The Fourth Term Note allows the Company to borrow from time to time up to $10.0 million to purchase equipment. Per the agreement, the Company will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. The outstanding principal under the Fourth Term Note will be amortized over a period of 36 months. The Fourth Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has the same terms as the revolving line of credit. The Fourth Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016. On December 5, 2013, the Company borrowed the full amount of $10,000,000 under the Fourth Term Note to purchase Geospace Technologies GSX recording equipment.

18.    Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30(a)	September 30(a)
Fiscal 2013:
Operating revenues	$76,629,000	$83,350,000	$75,647,000	$69,673,000
Income (loss) from operations	$5,194,000	$10,598,000	$6,851,000	$(2,463,000)
Net income (loss)	$2,928,000	$6,279,000	$4,063,000	$(2,790,000)
Basic income (loss) per share attributable to common stock	$0.36	$0.78	$0.50	$(0.35)
Diluted income (loss) per share attributable to common stock	$0.36	$0.78	$0.50	$(0.35)
Fiscal 2012:
Operating revenues	$92,382,000	$85,546,000	$68,348,000	$72,998,000
Income from operations	$3,226,000	$9,446,000	$1,798,000	$2,131,000
Net income	$3,231,000	$5,589,000	$1,141,000	$1,152,000
Basic income per share attributable to common stock	$0.41	$0.71	$0.14	$0.14
Diluted income per share attributable to common stock	$0.41	$0.70	$0.14	$0.14

(a)	The June 30, 2012 and September 30, 2012 earnings per share calculations have been adjusted for the two-class method to reflect restricted shares that were not reflected as participating in the prior period. Basic earnings per share as previously reported for the quarters ended June 30, 2012 and September 30, 2012 were both $0.15. Diluted earnings per share as previously reported for the quarter ended September 30, 2012 was $0.15. The impact on all prior period financial statements is deemed immaterial.

Basic and diluted income (loss) per share attributable to common stock are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted information may not equal the annual basic and diluted income (loss) per share attributable to common stock.

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).

10.3†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.4†	Form of Restricted Stock Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.5*†	Form of Restricted Stock Agreement for the 2006 Plan.

10.6*†	Form of Restricted Stock Unit Agreement for the 2006 Plan.

10.7†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.8†	Form of Stock Option Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.9*†	Form of Stock Option Agreement for the 2006 Plan.

10.10†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

Number	Exhibit

10.11†	Description of Profit Sharing Plan (filed on September 29, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.12†	Summary of Non-Employee Director Compensation (filed on February 9, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.13†	Dawson Geophysical 2014 Annual Incentive Plan (filed on November 25, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.14	Form of Master Geophysical Data Acquisition Agreement (filed on December 5, 2012 as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-34404) and incorporated herein by reference).

10.15	Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement (filed on December 5, 2012 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-34404) and incorporated herein by reference).

10.16†	Form of Indemnification Agreement with Directors and Officers of the Company (filed on March 21, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.17	Revolving Line of Credit and Term Loan Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.18	Security Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.19	Multiple Advance Term Note Agreement, dated as of May 11, 2012, between the Company and Western National Bank (filed on August 9, 2012 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.20	Security Agreement, dated as of May 11, 2012, between the Company and Western National Bank (filed on August 9, 2012 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.21	Revolving Line of Credit and Term Loan Agreement, dated as of June 2, 2013, between the Company and Western National Bank (filed on June 26, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.22	Security Agreement, dated as of June 2, 2013, between the Company and Western National Bank (filed on June 26, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.23	Multiple Advance Term Note Agreement, dated as of December 2, 2013, between the Company and Western National Bank (filed on December 10, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.24	Security Agreement, dated as of December 2, 2013, between the Company and Western National Bank (filed on December 10, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Number	Exhibit

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.