Form 10-Q
period 2013-12-31
DAWSON GEOPHYSICAL CO
filed 2014-02-10
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 6, 2014
Common Stock, $.33 1/3 par value	8,063,208 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,860,000	$52,405,000
Short-term investments	26,000,000	23,500,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at December 31, 2013 and September 30, 2013	55,647,000	37,488,000
Prepaid expenses and other assets	4,271,000	737,000
Current deferred tax asset	1,592,000	1,664,000

Total current assets	99,370,000	115,794,000
Property, plant and equipment	348,603,000	325,464,000
Less accumulated depreciation	(161,301,000)	(152,231,000)

Net property, plant and equipment	187,302,000	173,233,000

Total assets	$286,672,000	$289,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,905,000	$15,880,000
Accrued liabilities:
Payroll costs and other taxes	3,401,000	1,850,000
Other	3,565,000	6,154,000
Deferred revenue	2,985,000	3,438,000
Current maturities of notes payable and obligations under capital leases	11,108,000	9,258,000

Total current liabilities	32,964,000	36,580,000
Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	9,328,000	3,697,000
Deferred tax liability	33,800,000	35,690,000

Total long-term liabilities	43,128,000	39,387,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,063,208 and 8,056,943 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	2,688,000	2,686,000
Additional paid-in capital	95,261,000	94,846,000
Retained earnings	112,631,000	115,528,000

Total stockholders’ equity	210,580,000	213,060,000

Total liabilities and stockholders’ equity	$286,672,000	$289,027,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Operating revenues	$68,181,000	$76,629,000
Operating costs:
Operating expenses	59,108,000	58,735,000
General and administrative	4,164,000	3,596,000
Depreciation	9,876,000	9,104,000

	73,148,000	71,435,000
(Loss) income from operations	(4,967,000)	5,194,000
Other income (expense):
Interest income	17,000	16,000
Interest expense	(135,000)	(191,000)
Other (expense) income	(49,000)	40,000

(Loss) income before income tax	(5,134,000)	5,059,000
Income tax benefit (expense)	2,237,000	(2,131,000)

Net (loss) income	$(2,897,000)	$2,928,000

Basic (loss) income per share attributable to common stock	$(0.36)	$0.36

Diluted (loss) income per share attributable to common stock	$(0.36)	$0.36

Weighted average equivalent common shares outstanding	7,956,215	7,849,525

Weighted average equivalent common shares outstanding-assuming dilution	7,956,215	7,876,338

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,897,000)	$2,928,000
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	9,876,000	9,104,000
Noncash compensation	404,000	640,000
Deferred income tax (benefit) expense	(1,818,000)	1,661,000
Other	243,000	(2,000)
Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(18,166,000)	6,048,000
Increase in prepaid expenses and other assets	(3,533,000)	(2,476,000)
Decrease in accounts payable	(4,327,000)	(9,181,000)
(Decrease) increase in accrued liabilities	(1,038,000)	359,000
Decrease in deferred revenue	(453,000)	(67,000)

Net cash (used) provided by operating activities	(21,709,000)	9,014,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below in noncash investing and financing activities	(23,835,000)	(29,507,000)
Proceeds from maturity of short-term investments	8,000,000	2,250,000
Acquisition of short-term investments	(10,500,000)	(7,750,000)
Proceeds from disposal of assets	4,000	32,000

Net cash used by investing activities	(26,331,000)	(34,975,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	10,000,000	—
Principal payments on notes payable	(2,313,000)	(2,147,000)
Principal payments on capital lease obligations	(206,000)	(121,000)
Proceeds from exercise of stock options	14,000	—

Net cash provided (used) by financing activities	7,495,000	(2,268,000)

Net decrease in cash and cash equivalents	(40,545,000)	(28,229,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,405,000	57,373,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,860,000	$29,144,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$117,000	$195,000
Cash paid for income taxes	$—	$472,000
Cash received for income taxes	$3,000	$4,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$353,000	$8,279,000
Capital lease obligations incurred	$—	$1,296,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

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

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per unit of data acquired rate. In these circumstances, associated costs incurred prior to initiating revenue recognition are deferred and amortized as services are provided.

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include stock options, restricted stock and restricted stock units, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as either operating or general and administrative expense as appropriate in the Consolidated Statements of Operations on a straight-line basis over the vesting period of the related stock options, restricted stock, or restricted stock unit awards.

Income Taxes. The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. The Company’s effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

Recently Issued Accounting Pronouncements

None.

3. SHORT-TERM INVESTMENTS

The Company had short-term investments at December 31, 2013 and September 30, 2013 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at December 31, 2013 or September 30, 2013.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2013 and September 30, 2013, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Term Note (as defined below), the Second Term Note (as defined below) and the DSS Term Note (as defined below). At December 31, 2013, the Company’s financial instruments also included the Third Term Note (as defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Term Note, Second Term Note and Third Term Note approximate their fair value due to the fact that the interest rates on the Term Note, Second Term Note and Third Term Note are reset each month based on the prevailing market interest rate. The Company’s DSS Term Note approximates its fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

5. DEBT

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of December 31, 2013 and has the full line of credit available for borrowing. The Company did not utilize the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2013.

The Company’s credit loan agreement includes a term loan feature under which the Company has three outstanding term loans. The first two term loans were confirmed and brought under the renewed credit loan agreement in June 2013, while the other term loan was entered into in December 2013. In June 2011, the Company entered into the first term loan by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment (“Term Note”). The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as the revolving line of credit. The Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

In May 2012, the Company entered into a Multiple Advance Term Note (“Second Term Note”) under its credit loan agreement. The Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note is amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. In July 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment.

On December 4, 2013, the Company entered into a second Multiple Advance Term Note dated as of December 2, 2013 (“Third Term Note”) under its credit loan agreement. The Third Term Note allows the Company to borrow from time to time up to $10.0 million to purchase equipment. Per the agreement, the Company will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. The Third Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016. On December 5, 2013, the Company borrowed the full amount of $10,000,000 under the Third Term Note to purchase Geospace Technologies GSX recording equipment.

In February 2013, the Company’s subsidiary Dawson Seismic Services ULC (“DSS”) entered into a promissory note (“DSS Term Note”) with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The DSS Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The DSS Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016.

During fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At December 31, 2013, the Company had leased 83 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	December 31, 2013	September 30, 2013
Term Note	$3,357,000	$4,770,000
Second Term Note	4,796,000	5,616,000
Third Term Note	10,000,000	—
DSS Term Note	721,000	801,000
Revolving line of credit	—	—
Obligations under capital leases	1,562,000	1,768,000

	20,436,000	12,955,000
Less current maturities of notes payable and obligations under capital leases	(11,108,000)	(9,258,000)

	$9,328,000	$3,697,000

The aggregate maturities of the notes payable and obligations under capital leases at December 31, 2013 are as follows:

January 2014 – December 2014	$11,108,000
January 2015 – December 2015	5,676,000
January 2016 – December 2016	3,614,000
January 2017 – December 2017	38,000
January 2018 – December 2018	—

$20,436,000

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

The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has in the past experienced, and may in the future experience, disputes that could affect its revenues and results of operations in any period.

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2013.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,253	$967	$1,647	$416	$223

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $240,000 and $222,000 for the three month periods ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had unused letters of credit totaling approximately $580,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims outstanding prior to October 1, 2011. Effective in fiscal 2012, the Company was no longer self-insured for workers’ compensation claims after October 1, 2011.

7. NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net (loss) income per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating (loss) earnings per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. The Company’s employees and officers that hold unvested restricted stock are entitled to dividends on the same terms as the Company’s shareholders holding unrestricted common stock.

The Company’s basic net (loss) income per share attributable to common stock is computed by reducing the Company’s net income by the net income allocable to unvested restricted stockholders that have a right to participate in undistributed earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. Accordingly, no losses are allocated to these unvested restricted stockholders. The undistributed earnings are allocated based on the percentage of the weighted average number of unvested restricted stock awards relative to the total of the weighted average common shares outstanding and the weighted average number of unvested restricted stock awards outstanding. The basic net (loss) income per share attributable to common stock is computed by dividing the net (loss) income attributable to common stock by the weighted average shares outstanding. The Company’s dilutive net (loss) income per share attributable to common stock is computed by adjusting basic net (loss) income per share attributable to common stock by diluted income allocable to unvested restricted stock divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted (loss) earnings per share attributable to common stock is as follows:

	Three Months Ended December 31,
	2013	2012
	(in 000’s)
Net (loss) income	$(2,897)	$2,928
Income allocable to unvested restricted stock	—	(67)

Basic (loss) income attributable to common stock	$(2,897)	$2,861

Diluted (loss) income attributable to common stock	$(2,897)	$2,861

Weighted average common shares outstanding:
Basic:	7,956,215	7,849,525
Dilutive common stock options	—	26,813

Diluted:	7,956,215	7,876,338

Basic (loss) income attributable to a share of common stock	$(0.36)	$0.36

Diluted (loss) income attributable to a share of common stock	$(0.36)	$0.36

The Company had a net loss in the three months ended December 31, 2013. As a result, the numerator for diluted loss per share attributable to common stock is the same as for basic loss per share attributable to common stock and the denominator for diluted loss per share attributable to common stock is the same as the denominator for basic loss per share attributable to common stock for this period.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted (loss) income per share attributable to common stock, as their effect would be anti-dilutive.

	Three Months Ended December 31,
	2013	2012
Stock options	92,476	—
Restricted stock	103,500	—
Restricted stock units	8,647	—

Total	204,623	—

8. SUBSEQUENT EVENTS

On February 3, 2014, the Company’s Board of Directors approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of the Company. The Board has set the first such quarterly dividend to be payable on February 24, 2014 to shareholders of record at the close of business on February 14, 2014. The declared amount represents an aggregate dividend of approximately $645,000 based on the number of issued and outstanding shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis. The Board of Directors may from time to time, in conjunction with management, evaluate supplemental dividend payments depending on the Company’s financial results, capital requirements and overall market conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, industry competition, delays, reductions or cancellations of service contracts, reduced utilization, crew productivity, the type of contracts we enter into, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, high fixed costs of our operations and our high capital requirements, limited number of clients, credit risk related to our clients, the availability of capital resources and operational disruptions. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of onshore seismic data acquisition services in the lower 48 states of the United States. During 2012, we entered the Canadian market by forming a new Canadian subsidiary that began operations during the 2012 – 2013 winter season. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the majority of the 2011 and 2012 fiscal years we operated fourteen data acquisition crews. During fiscal 2013, we mostly operated fourteen data acquisition crews, except in the last fiscal quarter of 2013 when demand dictated we operate eight data acquisition crews. Around the middle of first fiscal quarter 2014, we returned to full deployment of twelve data acquisition crews. We have maintained a balanced order book in terms of the client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues. Demand for our services continues to be steady and as a result we have continued to negotiate favorable contract terms during fiscal 2012, 2013 and during the first fiscal quarter 2014. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of twelve large channel crews through fiscal 2014.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has represented approximately three-quarters of our revenues for the past few years. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and 2013 as a result of such third-party charges falling within or below our historical average. This trend continued during the first fiscal quarter 2014. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

As a result of the introduction of the cable-less recording systems in 2012 and 2013, we have realized increased crew efficiencies and increased revenue on projects using these cable-less technologies. In response to the continued demand for cable-less recording systems, in fiscal 2013 we purchased 2,500 channels of Wireless Seismic RT System 2, 12,000 single-channel Geospace Technologies GSX units, 225 four-channel Geospace Technologies GSR units and 1,000 three-channel Geospace Technologies GSX units, bringing our total fiscal 2013 investment in cable-less recording channels to 18,400. During the first quarter of 2014, this investment has continued as we took delivery of an additional 9,000 stations of three-channel Geospace Technologies GSX units. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be deployed on existing crews as needed and we continue to phase out the older I/O RSR recording systems. Of the twelve large crews currently in operation, six use Geospace Technologies GSR recording systems and six use ARAM cable-based recording systems. From time to time as demand dictates we use a Wireless Seismic RT System 2 recording system for small 2-D and 3D projects as well as microseismic applications. During the second fiscal quarter of 2014, we will work on a large project that will continue well into calendar 2014 in southern New Mexico utilizing the FairfieldNodal ZLand cable-less recording system.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. We are currently operating one crew on two large multi-component projects during the 2013-2014 winter season. Demand in Canada has been softer than anticipated for the second consecutive winter season. Although we do not expect the Canadian operations to have a significant impact on our fiscal 2014 financial results, these operations negatively impacted our financial results in the first quarter of fiscal 2014, and we anticipate that the Canadian operations will also negatively impact our second fiscal quarter results.

During fiscal 2012, we began providing surface-recorded microseismic services to some of our clients. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits. We completed several projects in fiscal 2013 and believe our microseismic business will continue to provide growth opportunities. These operations did not have a significant impact on our fiscal 2013 financial results, nor do we expect these operations to significantly impact our fiscal 2014 financial results.

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

First Quarter Fiscal 2014 Highlights

•	Company returned to full deployment of twelve data acquisition crews in mid-November;

•	Crew utilization rates are back at full capacity following extreme weather conditions in areas of operations in the United States and Canada, which had a significant negative impact on the Company’s operations;

•	Interest levels for operations related to microseismic projects continue to increase;

•	Order book has strengthened to a level consistent with commitments carried over the past twelve months despite the slowdown in bid activity during the summer of 2013 as reported in the Company’s year-end earnings release;

•	The Company took delivery of 9,000 stations of GSX three-channel units complete with three-component geophones;

•	The Company anticipates operating a large channel count multi-component crew in the United States for a significant portion of fiscal 2014;

•	The Company plans to maintain its previously disclosed $35,000,000 capital budget for fiscal 2014 with the unspent balance dedicated primarily to maintenance capital requirements, including replacement of light vehicles and batteries for recording equipment; and

•	Balance sheet remains strong with approximately $66,000,000 of working capital and approximately $20,000,000 of debt, of which approximately $11,000,000 will be paid over the next twelve months.

Results of Operations

Operating Revenues. Our operating revenues for the first three months of fiscal 2014 decreased 11% to $68,181,000 from $76,629,000 in the first three months of fiscal 2013. The revenue decrease was primarily the result of significant reduction in utilization rates in the first half of the quarter and severe cold and inclement weather conditions in many areas of our operations in both the United States and Canada during the second half of the quarter, which negatively impacted crew productivity. Third-party charges, for which we are reimbursed by clients, increased significantly in the first three months of fiscal 2014 as compared to the same period of fiscal 2013 due to the fact that more of our projects in the fiscal 2014 quarter required significant land access fees. Despite the increase in third-party charges in the first quarter, third-party charges as a percentage of revenues remained within our historical range for such charges.

Operating Costs. Operating expenses for the first three months of fiscal 2014 were $59,108,000 compared to $58,735,000 for the same period of fiscal 2013. Although the dollar amount of operating costs were generally consistent between the two periods, operating expenses as a percentage of revenue and the third-party charges component of such operating costs as a percentage of revenue both increased between such periods due to reduced revenue. These increases in third-party charges and expenses as a percentage of revenue had the effect of reducing margins in the first three months of fiscal 2014 as compared to the prior period.

General and administrative expenses were 6.1% of revenues in the first three months of fiscal 2014 compared to 4.7% of revenues in the same period of fiscal 2013. The dollar amount of general and administrative expenses increased to $4,164,000 during the first quarter of fiscal 2014 from $3,596,000 during the first quarter of fiscal 2013. The increase in expenses was primarily associated with increased business development costs in the current quarter as compared to the prior year quarter. We anticipate that we will continue to experience increased general and administrative expenses as compared to prior periods over the next year as we implement our new enterprise resource planning system.

Depreciation for the three months ended December 31, 2013 totaled $9,876,000 compared to $9,104,000 for the three months ended December 31, 2012. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2013 and to-date in fiscal 2014. Our depreciation expense is expected to increase during fiscal 2014, reflecting our higher capital expenditures during fiscal 2013 and in the quarter just ended.

Our total operating costs for the first three months of fiscal 2014 were $73,148,000, an increase of 2.4% from the first three months of fiscal 2013. The increase in the first three months of fiscal 2014 was primarily due to the factors described above.

Income Taxes. Income tax benefit was $2,237,000 for the three months ended December 31, 2013 compared to income tax expense of $2,131,000 for the three months ended December 31, 2012. The effective tax rates for the three months ended December 31, 2013 and 2012 were approximately 43.6% and 42.1%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

Use of EBITDA (Non-GAAP measure)

We define EBITDA as net (loss) income plus interest expense, interest income, income taxes, depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;

•	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and

•	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net (loss) income, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net (loss) income and net cash (used) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net (Loss) Income

	Three Months Ended December 31,
	2013	2012
	(in 000’s)
Net (loss) income	$(2,897)	$2,928
Depreciation	9,876	9,104
Interest expense (income), net	118	175
Income tax (benefit) expense	(2,237)	2,131

EBITDA	$4,860	$14,338

Reconciliation of EBITDA to Net Cash (Used) Provided by Operating Activities

	Three Months Ended December 31,
	2013	2012
	(in 000’s)
Net cash (used) provided by operating activities	$(21,709)	$9,014
Changes in working capital and other items	26,973	5,964
Noncash adjustments to net (loss) income	(404)	(640)

EBITDA	$4,860	$14,338

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

Cash Flows. Net cash used by operating activities was $21,709,000 for the first three months of fiscal 2014 while the cash provided by operating activities was $9,014,000 for the first three months of fiscal 2013. These amounts primarily reflect our decline in revenues during the first three months ended December 31, 2013. The decrease in revenues during the three months ended December 31, 2013 was not matched by a decrease in overall operating expenses and as a result, our margins and net results from operating activities were negatively affected. An additional contributing factor to the decline in cash flow from operating activities was the increase in accounts receivable during the first quarter of fiscal 2014. Although the cash flows from accounts receivable increased in the first fiscal quarter, we experienced significant cash collections after December 31, 2013, and as a result, made no change to our allowance for doubtful accounts.

Net cash used by investing activities was $26,331,000 in the first three months of fiscal 2014 and $34,975,000 in the first three months of fiscal 2013. The net cash used in investing activities in fiscal 2014 primarily represents capital expenditures of $23,835,000, net of non-cash capital expenditures made from excess cash reserves, and proceeds from our equipment term loan discussed below. Short-term investments of $10,500,000 and $7,750,000 in certificates of deposit were made during the first quarter of fiscal 2014 and 2013, respectively, from excess cash reserves and maturities of certificates of deposit of $8,000,000 and $2,250,000, respectively. In fiscal 2013, excess cash reserves were used to fund capital expenditures of $29,507,000, net of non-cash capital expenditures and non-cash capital lease obligations.

Net cash used by financing activities in the first three months of fiscal 2014 includes proceeds of $10,000,000 from our Third Term Note. We used these funds to supplement the purchase of Geospace Technologies GSX recording equipment (discussed below). In the first three months of fiscal 2014, financing activities included principal payments on our Term Note, Second Term Note and DSS Term Note of $2,313,000. In the first three months of fiscal 2013, financing activities included $2,147,000 in principal payments on our Term Note and Second Term Note.

Capital Expenditures. Our Board of Directors has approved a fiscal 2014 capital budget of $35,000,000. To date, $24,188,000 of the capital budget has been spent for the purchase of 9,000 GSX three-channel recording units, 10,000 three-channel geophones and vehicles to improve our fleet. The remaining balance of the capital budget will be used for maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to client desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of December 31, 2013 and have the full line of credit available for borrowing. We did not utilize the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2013.

Our credit loan agreement includes a term loan feature under which we have three outstanding term loans. The first two term loans were confirmed and brought under the renewed credit loan agreement in June 2013, while the other term loan was entered into in December 2013. In June 2011, we entered into the first Term Note by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note is repayable over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. The Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%, and otherwise has the same terms as our revolving line of credit. The Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on June 30, 2014.

In May 2012, we entered into the Second Term Note under our credit loan agreement. The Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. In July 2012, we borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The outstanding principal under the Second Term Note is amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015.

On December 4, 2013, we entered into the Third Term Note dated as of December 2, 2013 under our credit loan agreement. The Third Term Note allows us to borrow from time to time up to $10.0 million to purchase equipment. Per the agreement, we will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. On December 5, 2013, we borrowed the full amount of $10,000,000 under the Third Term Note to purchase Geospace Technologies GSX recording equipment. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. The Third Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016.

In February 2013, our subsidiary DSS entered into the DSS Term Note with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The DSS Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The DSS Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016.

During fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At December 31, 2013, we had leased 83 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2013.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,253	$967	$1,647	$416	$223
Capital lease obligations	1,562	844	680	38	—
Debt obligations	18,874	10,264	8,610	—	—

Total	$23,689	$12,075	$10,937	$454	$223

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at December 31, 2013 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the Term Note and the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At December 31, 2013, our interest rate was 4% for the Term Note and the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2013, cash and cash equivalents totaled $11,860,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: February 10, 2014	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: February 10, 2014	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2011 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.1	Dawson Geophysical 2014 Annual Incentive Plan (filed on November 25, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference).

10.2	Multiple Advance Term Note Agreement, dated as of December 2, 2013, between the Company and Western National Bank (filed on December 10, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference).

10.3	Security Agreement, dated as of December 2, 2013, between the Company and Western National Bank (filed on December 10, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (ii) Consolidated Balance Sheets at December 31, 2013 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.