Form 10-Q
period 2014-03-31
DAWSON GEOPHYSICAL CO
filed 2014-05-12
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 8, 2014
Common Stock, $.33 1/3 par value	8,063,906 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,326,000	$52,405,000
Short-term investments	24,500,000	23,500,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at March 31, 2014 and September 30, 2013	49,995,000	37,488,000
Prepaid expenses and other assets	4,330,000	737,000
Current deferred tax asset	2,786,000	1,664,000

Total current assets	107,937,000	115,794,000

Property, plant and equipment	351,860,000	325,464,000
Less accumulated depreciation	(166,759,000)	(152,231,000)

Net property, plant and equipment	185,101,000	173,233,000

Total assets	$293,038,000	$289,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,583,000	$15,880,000
Accrued liabilities:
Payroll costs and other taxes	2,286,000	1,850,000
Other	4,241,000	6,154,000
Deferred revenue	7,086,000	3,438,000
Current maturities of notes payable and obligations under capital leases	9,894,000	9,258,000

Total current liabilities	38,090,000	36,580,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	7,665,000	3,697,000
Deferred tax liability	35,504,000	35,690,000

Total long-term liabilities	43,169,000	39,387,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,063,906 and 8,056,943 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	2,688,000	2,686,000
Additional paid-in capital	95,560,000	94,846,000
Retained earnings	113,638,000	115,528,000
Other comprehensive loss, net of tax benefit of $63,000	(107,000)	—

Total stockholders’ equity	211,779,000	213,060,000

Total liabilities and stockholders’ equity	$293,038,000	$289,027,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Operating revenues	$76,766,000	$83,350,000	$144,947,000	$159,979,000
Operating costs:
Operating expenses	60,091,000	59,666,000	119,199,000	118,401,000
General and administrative	3,676,000	3,508,000	7,840,000	7,104,000
Depreciation	10,177,000	9,578,000	20,053,000	18,682,000

	73,944,000	72,752,000	147,092,000	144,187,000

Income (loss) from operations	2,822,000	10,598,000	(2,145,000)	15,792,000
Other income (expense):
Interest income	21,000	19,000	38,000	35,000
Interest expense	(161,000)	(174,000)	(296,000)	(365,000)
Other (expense) income	(343,000)	138,000	(392,000)	178,000

Income (loss) before income tax	2,339,000	10,581,000	(2,795,000)	15,640,000

Income tax (expense) benefit	(687,000)	(4,302,000)	1,550,000	(6,433,000)

Net income (loss)	$1,652,000	$6,279,000	$(1,245,000)	$9,207,000

Other comprehensive loss:
Foreign currency translation, net of tax benefit of $63,000 at three and six months ended March 31, 2014	$(107,000)	$—	$(107,000)	$—

Comprehensive income (loss)	$1,545,000	$6,279,000	$(1,352,000)	$9,207,000

Basic income (loss) per share attributable to common stock	$0.20	$0.78	$(0.16)	$1.15

Diluted income (loss) per share attributable to common stock	$0.20	$0.78	$(0.16)	$1.14

Cash dividend declared per share of common stock	$0.08	$—	$0.08	$—

Weighted average equivalent common shares outstanding	7,959,863	7,861,204	7,958,020	7,855,284

Weighted average equivalent common shares outstanding-assuming dilution	7,997,721	7,901,636	7,958,020	7,888,906

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,245,000)	$9,207,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,053,000	18,682,000
Noncash compensation	702,000	995,000
Deferred income tax (benefit) expense	(1,245,000)	5,542,000
Other	342,000	162,000

Change in current assets and liabilities:
Increase in accounts receivable	(12,507,000)	(13,390,000)
Increase in prepaid expenses and other assets	(3,593,000)	(3,007,000)
Decrease in accounts payable	(3,037,000)	(4,843,000)
(Decrease) Increase in accrued liabilities	(1,477,000)	409,000
Increase (Decrease) in deferred revenue	3,648,000	(1,344,000)

Net cash provided by operating activities	1,641,000	12,413,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(30,205,000)	(40,147,000)
Proceeds from maturity of short-term investments	16,250,000	3,000,000
Acquisition of short-term investments	(17,250,000)	(11,750,000)
Proceeds from disposal of assets	167,000	211,000

Net cash used by investing activities	(31,038,000)	(48,686,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000,000	983,000
Principal payments on notes payable	(5,448,000)	(4,343,000)
Principal payments on capital lease obligations	(433,000)	(329,000)
Proceeds from exercise of stock options	14,000	241,000
Dividends paid	(645,000)	—

Net cash provided (used) by financing activities	3,488,000	(3,448,000)

Effect of exchange rate changes in cash	(170,000)	—
Net decrease in cash and cash equivalents	(26,079,000)	(39,721,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,405,000	57,373,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,326,000	$17,652,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$285,000	$377,000
Cash paid for income taxes	$110,000	$882,000
Cash received for income taxes	$3,000	$33,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$1,740,000	$2,273,000
Capital lease obligations incurred	$485,000	$1,296,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dawson Seismic Services Holdings, Inc. and Dawson Seismic Services ULC (“DSS”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include stock options, restricted stock and restricted stock units, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as either operating or general and administrative expense as appropriate in the Consolidated Statements of Operations of Comprehensive Income (Loss) on a straight-line basis over the vesting period of the related stock options, restricted stock or restricted stock unit awards.

Income Taxes. The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. The Company’s effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that are not expected to result in a tax deduction.

Reclassifications. Certain prior year amounts have been reclassified in the current year in order to be consistent with the current year presentation.

Recently Issued Accounting Pronouncements

None.

3. SHORT-TERM INVESTMENTS

The Company had short-term investments at March 31, 2014 and September 30, 2013 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at March 31, 2014 or September 30, 2013.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

        At March 31, 2014 and September 30, 2013, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Term Note, the Second Term Note, the Third Term Note and the DSS Term Note (each as defined below). Due to the short-term maturities of cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Term Note, Second Term Note and Third Term Note approximate their fair value due to the fact that the interest rates on the Term Note, Second Term Note and Third Term Note are reset each month based on the prevailing market interest rate. The Company’s DSS Term Note approximates its fair value based on a comparison with the prevailing market interest rate. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

5. DEBT

The Company’s revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of March 31, 2014 and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2013.

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

On December 4, 2013, the Company entered into a second Multiple Advance Term Note dated as of December 2, 2013 (“Third Term Note”) under its credit loan agreement. The Third Term Note allows the Company to borrow from time to time up to $10.0 million to purchase equipment. Per the agreement, the Company will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. The Third Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016. On December 5, 2013, the Company borrowed the full amount of $10.0 million under the Third Term Note to purchase Geospace Technologies GSX recording equipment.

In February 2013, the Company’s subsidiary DSS entered into a promissory note (“DSS Term Note”) with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The DSS Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The DSS Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016.

During fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At March 31, 2014, the Company had leased 101 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	March 31, 2014	September 30, 2013
Term Note	$1,930,000	$4,770,000
Second Term Note	3,967,000	5,616,000
Third Term Note	9,201,000	—
DSS Term Note	641,000	801,000
Revolving line of credit	—	—
Obligations under capital leases	1,820,000	1,768,000

	17,559,000	12,955,000
Less current maturities of notes payable and obligations under capital leases	(9,894,000)	(9,258,000)

	$7,665,000	$3,697,000

The aggregate maturities of the notes payable and obligations under capital leases at March 31, 2014 are as follows:

April 2014 – March 2015	$9,894,000
April 2015 – March 2016	4,792,000
April 2016 – March 2017	2,854,000
April 2017 – March 2018	19,000
April 2018 – March 2019	—

$17,559,000

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of March 31, 2014.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,024	$987	$1,491	$355	$191

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $242,000 and $222,000 for the three months ended March 31, 2014 and 2013, respectively and $482,000 and $444,000 for the six months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had unused letters of credit totaling approximately $580,000. The Company’s unused letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims outstanding prior to October 1, 2011.

7. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCK

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

The Company’s basic net income (loss) per share attributable to common stock is computed by reducing the Company’s net income by the net income allocable to unvested restricted stockholders that have a right to participate in undistributed earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. Accordingly, no losses are allocated to these unvested restricted stockholders. The undistributed earnings are allocated based on the percentage of the weighted average number of unvested restricted stock awards relative to the total of the weighted average common shares outstanding and the weighted average number of unvested restricted stock awards outstanding. The basic net income (loss) per share attributable to common stock is computed by dividing the net income (loss) attributable to common stock by the weighted average shares outstanding. The Company’s dilutive net income (loss) per share attributable to common stock is computed by adjusting basic net income (loss) per share attributable to common stock by diluted income allocable to unvested restricted stock divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted income (loss) earnings per share attributable to common stock is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in 000’s)		(in 000’s)
Net income (loss)	$1,652	$6,279	$(1,245)	$9,207
Income allocable to unvested restricted stock	(21)	(144)	—	(211)

Basic income (loss) attributable to common stock	$1,631	$6,135	$(1,245)	$8,996

Reallocation of participating earnings	—	1	—	—

Diluted income (loss) attributable to common stock	$1,631	$6,136	$(1,245)	$8,996

Weighted average common shares outstanding:
Basic:	7,959,863	7,861,204	7,958,020	7,855,284
Dilutive common stock options and restricted stock units	37,858	40,432	—	33,622

Diluted:	7,997,721	7,901,636	7,958,020	7,888,906

Basic income (loss) attributable to a share of common stock	$0.20	$0.78	$(0.16)	$1.15

Diluted income (loss) attributable to a share of common stock	$0.20	$0.78	$(0.16)	$1.14

The Company had a net loss for the six months ended March 31, 2014. As a result, the numerator for diluted loss per share attributable to common stock is the same as for basic loss per share attributable to common stock and the denominator for diluted loss per share attributable to common stock is the same as the denominator for basic loss per share attributable to common stock for this period.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted income (loss) per share attributable to common stock, as their effect would be anti-dilutive.

	Six Months Ended March 31,
	2014	2013
Stock options	92,315	—
Restricted stock	103,500	—
Restricted stock units	15,832	—

Total	211,647	—

There were no securities that had an anti-dilutive effect on the calculation of diluted income (loss) attributable to common stock for the quarter ended March 31, 2014 or 2013.

8. DIVIDENDS

On February 3, 2014, the Company’s Board of Directors approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of the Company. The first such quarterly dividend was paid on February 24, 2014 to shareholders of record at the close of business on February 14, 2014, representing an aggregate dividend of approximately $645,000 based on the number of issued and outstanding shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

The Board of Directors may from time to time, in conjunction with management, evaluate supplemental dividend payments depending on the Company’s financial results, capital requirements and overall market conditions.

9. SUBSEQUENT EVENTS

On May 5, 2014, the Company’s Board of Directors approved the payment of an $0.08 per share quarterly cash dividend to Company’s shareholders of record at the close of business on May 16, 2014. The quarterly dividend represents an aggregate distribution of approximately $645,000 based on outstanding number of shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

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

During the majority of the 2012 fiscal year, we operated fourteen data acquisition crews. During fiscal 2013, we mostly operated fourteen data acquisition crews, except in the last fiscal quarter of 2013 when demand dictated we operate eight data acquisition crews. In the middle of first fiscal quarter 2014, we returned to full deployment of twelve data acquisition crews which we maintained through the second fiscal quarter of 2014. We have maintained a balanced order book in terms of the client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Demand for our services continues to be steady and as a result we have continued to negotiate favorable contract terms during fiscal 2012, 2013 and during the first six months of fiscal 2014. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, we anticipate a demand level sufficient to maintain the operation of an average of twelve crews from the middle of the third quarter of 2014 into fiscal 2015. However, project readiness and delays continue to be intermittent issues and, as a result, our utilization is expected to be negatively impacted on five crews for the first half of the third fiscal quarter of 2014. We anticipate returning to full utilization of twelve crews during the second half of the third fiscal quarter in the United States.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and 2013 as a result of such third-party charges falling within or below our historical average. This trend continued during the first and second fiscal quarters of 2014. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

As a result of the introduction of the cable-less recording systems in 2012 and 2013, we have realized increased crew efficiencies and increased revenue on projects using these cable-less technologies. In response to the continued demand for cable-less recording systems, in fiscal 2013 we purchased 2,500 channels of Wireless Seismic RT System 2, 12,000 single-channel Geospace Technologies GSX units, 225 four-channel Geospace Technologies GSR units and 1,000 three-channel Geospace Technologies GSX units, bringing our total fiscal 2013 investment in cable-less recording channels to 18,400. This investment continued during the first quarter of 2014 as we took delivery of an additional 9,000 stations of three-channel Geospace Technologies GSX units. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be deployed on existing crews as needed and we continue to phase out the older I/O RSR recording systems. Of the twelve large crews currently in operation, six use Geospace Technologies GSR recording systems and five use ARAM cable-based recording systems. During the second fiscal quarter of 2014, we worked on a large project that continues in southern New Mexico utilizing the FairfieldNodal ZLand cable-less recording system. From time to time as demand dictates we use a Wireless Seismic RT System 2 recording system for small 2-D and 3D projects as well as microseismic applications.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. We operated one crew on two large multi-component projects during the 2013-2014 winter season. Demand in Canada was softer than anticipated for the second consecutive winter season. Although we do not expect the Canadian operations to have a significant impact on our fiscal 2014 financial results, these operations negatively impacted our financial results in the second quarter of fiscal 2014 and the first six months of fiscal 2014.

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

Results of Operations

Operating Revenues. Our operating revenues decreased by approximately 8% during the second quarter of fiscal 2014 to $76,766,000 as compared to $83,350,000 in the same quarter of fiscal 2013 and decreased by approximately 9% during the first six months of fiscal 2014 to $144,947,000 as compared to $159,979,000 in the same period of fiscal 2013, primarily as a result of a reduction in the average number of active crews in the United States from fourteen large channel count crews and one small channel count crew to twelve crews as well as intermittent weather related crew interruptions in a few areas of operation. Third-party charges, for which we are reimbursed by clients, decreased significantly during the second quarter of 2014 but remained fairly constant during the first six months of fiscal 2014 as compared to the respective prior periods. The movement of our operations towards the more open terrain of the western United States where there is less need for drilling and helicopter services resulted in reduced third party charges.

Operating Costs. Operating expenses for the second quarter and first six months of fiscal 2014 increased nominally to $60,091,000 and $119,199,000 as compared to $59,666,000 and $118,401,000, respectively, for the same periods of fiscal 2013. Although the dollar amounts of operating costs were generally consistent between the corresponding periods of fiscal 2014 and fiscal 2013, our costs associated with reimbursed expenses decreased during the second quarter and first six months of 2014 compared to the corresponding periods of 2013. This decrease was partially offset by an increase in operating expenses excluding third-party charges during the second quarter and first six months of fiscal 2014 as compared to the corresponding periods of fiscal 2013. The increase in operating costs excluding third party charges in the second fiscal quarter and first six months of fiscal 2014 was primarily the result of significant increases in costs on the Canadian project initially scheduled for completion in early December 2013, which was extended into early February 2014 due to excessive snowfall and operational difficulties. Our operating expenses excluding third party charges also increased in the second quarter and first six months of fiscal 2014 as a result of increased costs associated with field personnel and equipment rental compared to the prior periods, including routine startup costs on several projects in the United States. As discussed above, reimbursed expenses have a similar impact on operating expenses.

General and administrative expenses were 4.8% and 5.4% of revenues in the second quarter and first six months of fiscal 2014, respectively, compared to 4.2% and 4.4% of revenues in the same periods of fiscal 2013. General and administrative expenses increased to $3,676,000 during the second quarter of fiscal 2014 from $3,508,000 during the same period of fiscal 2013 and increased to $7,840,000 during the first six months of fiscal 2014 from $7,104,000 during the first six months of fiscal 2013. The increase in expenses was primarily associated with increased business development costs in the current quarter as compared to the prior year quarter. We anticipate that we will experience increased general and administrative expenses as compared to prior periods over the next year as we implement our new enterprise resource planning system.

Depreciation for the second fiscal quarter of 2014 and six months ended March 31, 2014 totaled $10,177,000 and $20,053,000, respectively, compared to $9,578,000 and $18,682,000 for the second fiscal quarter and first six months of fiscal 2013, respectively. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2013 and to-date in fiscal 2014. Our depreciation expense is expected to continue to increase during fiscal 2014, reflecting our higher capital expenditures during fiscal 2013 and in the six months just ended.

Our total operating costs for the second quarter and first six months of fiscal 2014 were $73,944,000 and $147,092,000 which represented nominal increases as compared to the second quarter and first six months of fiscal 2013. These increases were primarily due to the factors described above.

Taxes. Income tax benefit was $1,550,000 for the six months ended March 31, 2014 compared to income tax expense of $6,433,000 for the six months ended March 31, 2013. Income tax expense was $687,000 for the three months ended March 31, 2014 compared to income tax expense of $4,302,000 for the three months ended March 31, 2013. The effective tax rates for the six months ended March 31, 2014 and 2013 were approximately 55.5% and 41.1%, respectively. Our effective tax rate increased as compared to the prior period due to profits before taxes being closer to break even thus permanent items and state taxes had an increased impact on our effective rate. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as foreign operations, state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we calculate. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net income (loss) and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Income (Loss)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in 000’s)		(in 000’s)
Net income (loss)	$1,652	$6,279	$(1,245)	$9,207
Depreciation	10,177	9,578	20,053	18,682
Interest expense (income), net	140	155	258	330
Income tax expense (benefit)	687	4,302	(1,550)	6,433

EBITDA	$12,656	$20,314	$17,516	$34,652

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in 000’s)		(in 000’s)
Net cash provided by operating activities	$23,350	$3,399	$1,641	$12,413
Changes in working capital and other items	(10,226)	17,332	16,747	23,296
Noncash adjustments to net income (loss)(1)	(468)	(417)	(872)	(1,057)

EBITDA	$12,656	$20,314	$17,516	$34,652

(1)	Noncash adjustments to net income (loss) primarily consist of noncash compensation.

Liquidity and Capital Resources

Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. In recent years, cash generated from our operations along with cash reserves and borrowings from commercial banks have been sufficient to fund our working capital requirements and, to some extent, our capital expenditures.

Cash Flows. Net cash provided by operating activities was $1,641,000 for the six months ended March 31, 2014 and $12,413,000 in the six months ended March 31, 2013. Net cash provided by operating activities for the first six months of fiscal 2014 was primarily impacted by our decline in revenues during the period. This decline in revenues during the first six months fiscal 2014 was not matched by a decrease in overall operating costs and as a result our margins and net results from operating activities were negatively affected. Net cash provided by operating activities was positively impacted in the six months ended March 31, 2104 by an increase in amounts received in advance of services performed. Despite the fact that we have had an increase in our outstanding receivables, our collection experience as an average number of days in accounts receivable has remained at approximately sixty during the last twelve months. We believe that our allowance for doubtful accounts of $250,000 at March 31, 2014 is adequate to cover exposures related to our trade account balances.

Net cash used by investing activities was $31,038,000 in the six months ended March 31, 2014 and $48,686,000 in the six months ended March 31, 2013. The net cash used in investing activities in fiscal 2014 primarily represents capital expenditures of $30,205,000, net of noncash capital expenditures and noncash capital lease obligations, made from excess cash reserves and financing proceeds discussed below. Short-term investments of $17,250,000 in certificates of deposit were also made from maturities of $16,250,000 in certificates of deposit and excess cash reverses. In fiscal 2013, excess cash reserves and financing proceeds were used to fund capital expenditures of $40,147,000 net of noncash capital expenditures and noncash capital lease obligations. Also in fiscal 2013, we invested $11,750,000 in short term investments from excess cash reserves and $3,000,000 in maturities of short term investments.

        Net cash provided by financing activities was $3,488,000 in the six months ended March 31, 2014 while net cash used by financing activities was $3,448,000 in the six months ended March 31, 2013. Financing activities in the first six months of fiscal 2014 included the proceeds of $10,000,000 from our Third Term Note, which we used to supplement the purchase of Geospace Technologies GSX recording equipment (as discussed below). In the first six months of fiscal 2014, financing activities included principal payments totaling $5,448,000 on our Term Note, Second Term Note, Third Term Note and DSS Term Note. Also during the second quarter fiscal of 2014, our Board of Directors declared and paid $645,000 in quarterly cash dividends to our shareholders. For further discussion of this regular quarterly dividend, see footnote 8 in the notes to the consolidated financial statements (unaudited). In the first six months of fiscal 2013, financing activities included proceeds from our DSS Term Note and $4,343,000 in principal payments on our Term Note and Second Term Note.

Capital Expenditures. Our Board of Directors has approved a fiscal 2014 capital budget of $35,000,000. To date, $32,430,000 of the capital budget has been spent for the purchase of 9,000 GSX three-channel recording units, 10,000 three-channel geophones and vehicles to improve our fleet. The remaining balance of the capital budget will be used for maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to our client’s desire for higher resolution subsurface images.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. In recent years, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through equipment term loans and capital leases. Historically, we have also funded our capital expenditures and other financing needs from time to time through public equity offerings.

Our revolving line of credit loan agreement is with Western National Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of March 31, 2014 and have the full line of credit available for borrowing. We did not utilize the revolving line of credit during the first six months ending March 31, 2014 of the current fiscal year or the fiscal year ended September 30, 2013.

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

On December 4, 2013, we entered into the Third Term Note dated as of December 2, 2013 under our credit loan agreement. The Third Term Note allows us to borrow from time to time up to $10.0 million to purchase equipment. Per a subsequent agreement, we will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. On December 5, 2013, we borrowed the full amount of $10.0 million under the Third Term Note to purchase Geospace Technologies GSX recording equipment. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. The Third Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016.

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

During fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At March 31, 2014, we had leased 101 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2014.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,024	$987	$1,491	$355	$191
Capital lease obligations	$1,820	$1,000	$801	$19	$—
Debt obligations	$15,739	$8,894	$6,845	$—	$—

Total	$20,583	$10,881	$9,137	$374	$191

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at March 31, 2014 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the Term Note and the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At March 31, 2014, our interest rate was 4% for the Term Note and the revolving line of credit and 3.75% for the Second Term Note and 3.16% for the Third Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At March 31, 2014, cash and cash equivalents totaled $26,326,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President, Chairman and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President, Chairman and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: May 12, 2014	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President, Chairman and Chief Executive Officer

DATE: May 12, 2014	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2011 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

10.1	Form of Employment Agreement (filed on March 13, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and the six months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.