Form 10-Q
period 2014-06-30
DAWSON GEOPHYSICAL CO
filed 2014-08-11
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 6, 2014
Common Stock, $.33 1/3 par value	8,064,233 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,177,000	$52,405,000
Short-term investments	26,750,000	23,500,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at June 30, 2014 and September 30, 2013	36,843,000	37,488,000
Prepaid expenses and other assets	3,153,000	737,000
Current deferred tax asset	2,273,000	1,664,000

Total current assets	94,196,000	115,794,000
Property, plant and equipment	350,517,000	325,464,000
Less accumulated depreciation	(175,609,000)	(152,231,000)

Net property, plant and equipment	174,908,000	173,233,000

Total assets	$269,104,000	$289,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,386,000	$15,880,000
Accrued liabilities:
Payroll costs and other taxes	2,853,000	1,850,000
Other	3,311,000	6,154,000
Deferred revenue	3,213,000	3,438,000
Current maturities of notes payable and obligations under capital leases	7,656,000	9,258,000

Total current liabilities	26,419,000	36,580,000
Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	6,007,000	3,697,000
Deferred tax liability	32,707,000	35,690,000

Total long-term liabilities	38,714,000	39,387,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,064,233 and 8,056,943 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	2,688,000	2,686,000
Additional paid-in capital	95,848,000	94,846,000
Retained earnings	105,500,000	115,528,000
Other comprehensive loss, net of tax	(65,000)	—

Total stockholders’ equity	203,971,000	213,060,000

Total liabilities and stockholders’ equity	$269,104,000	$289,027,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Operating revenues	$54,166,000	$75,647,000	$199,113,000	$235,626,000
Operating costs:
Operating expenses	49,608,000	56,519,000	168,807,000	174,920,000
General and administrative	3,533,000	3,046,000	11,373,000	10,150,000
Depreciation	10,253,000	9,231,000	30,306,000	27,913,000

	63,394,000	68,796,000	210,486,000	212,983,000
(Loss) income from operations	(9,228,000)	6,851,000	(11,373,000)	22,643,000
Other income (expense):
Interest income	16,000	14,000	54,000	49,000
Interest expense	(133,000)	(159,000)	(429,000)	(524,000)
Other income (expense)	441,000	(107,000)	49,000	71,000

(Loss) income before income tax	(8,904,000)	6,599,000	(11,699,000)	22,239,000
Income tax benefit (expense)	1,411,000	(2,536,000)	2,961,000	(8,969,000)

Net (loss) income	$(7,493,000)	$4,063,000	$(8,738,000)	$13,270,000

Other comprehensive (loss) income:
Net unrealized income (loss) on foreign exchange rate translation, net of tax	$42,000	$—	$(65,000)	$—

Comprehensive (loss) income	$(7,451,000)	$4,063,000	$(8,803,000)	$13,270,000

Basic (loss) income per share attributable to common stock	$(0.94)	$0.50	$(1.10)	$1.65

Diluted (loss) income per share attributable to common stock	$(0.94)	$0.50	$(1.10)	$1.64

Cash dividend declared per share of common stock	$0.08	$—	$0.16	$—

Weighted average equivalent common shares outstanding	7,960,510	7,873,698	7,958,687	7,861,425

Weighted average equivalent common shares outstanding-assuming dilution	7,960,510	7,922,556	7,958,687	7,900,126

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,738,000)	$13,270,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	30,306,000	27,913,000
Noncash compensation	990,000	1,481,000
Deferred income tax (benefit) expense	(3,553,000)	8,035,000
Other	525,000	299,000
Change in current assets and liabilities:
Decrease in accounts receivable	645,000	6,335,000
Increase in prepaid expenses and other assets	(2,416,000)	(1,645,000)
Decrease in accounts payable	(4,801,000)	(6,020,000)
(Decrease) increase in accrued liabilities	(1,840,000)	1,682,000
Decrease in deferred revenue	(225,000)	(1,757,000)

Net cash provided by operating activities	10,893,000	49,593,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(33,944,000)	(45,454,000)
Proceeds from maturity of short-term investments	23,000,000	6,000,000
Acquisition of short-term investments	(26,250,000)	(20,000,000)
Proceeds from disposal of assets	230,000	248,000

Net cash used by investing activities	(36,964,000)	(59,206,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000,000	983,000
Principal payments on notes payable	(9,095,000)	(6,609,000)
Principal payments on capital lease obligations	(682,000)	(531,000)
Proceeds from exercise of stock options	14,000	437,000
Dividends paid	(1,290,000)	—

Net cash used by financing activities	(1,053,000)	(5,720,000)

Effect of exchange rate changes in cash	(104,000)	—
Net decrease in cash and cash equivalents	(27,228,000)	(15,333,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,405,000	57,373,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,177,000	$42,040,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$430,000	$545,000
Cash paid for income taxes	$735,000	$1,557,000
Cash received for income taxes	$3,000	$33,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accrued purchases of property and equipment	$(1,693,000)	$357,000
Capital lease obligations incurred	$485,000	$1,296,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year.

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

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include stock options, restricted stock and restricted stock units, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as either operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period of the related stock options, restricted stock or restricted stock unit awards.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

3. SHORT-TERM INVESTMENTS

The Company had short-term investments at June 30, 2014 and September 30, 2013 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at June 30, 2014 or September 30, 2013.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2014 and September 30, 2013, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Term Note, the Second Term Note, the Third Term Note and the DSS Term Note (each as defined below). Due to the short-term maturities of cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Second Term Note and Third Term Note approximate their fair value due to the fact that the interest rates are reset each month based on the prevailing market interest rate. The Company’s DSS Term Note approximates its fair value based on a comparison with the prevailing market interest rates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

5. DEBT

The Company’s revolving line of credit loan agreement is with Frost Bank (formerly Western National Bank). Western National Bank merged into Frost Bank effective June 20, 2014. The agreement was renewed on June 2, 2013 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of June 30, 2014 and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2013.

The Company’s credit loan agreement includes a term loan feature under which the Company has three outstanding term loans. The first two term loans were confirmed and brought under the renewed credit loan agreement in June 2013, while the other term loan was entered into in December 2013. In June 2011, the Company entered into the first term loan by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment (“Term Note”). The Term Note was repaid according to its terms over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrued at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directed monthly, subject to an interest rate floor of 4%, and otherwise had the same terms as the revolving line of credit. The Term Note was collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matured on June 30, 2014.

In May 2012, the Company entered into a Multiple Advance Term Note (“Second Term Note”) under its credit loan agreement. Subject to the terms of the Third Term Note described below, the Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note is amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015. In July 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment.

In December 2013, the Company entered into a second Multiple Advance Term Note (“Third Term Note”) under its credit loan agreement. The Third Term Note allows the Company to borrow from time to time up to $10.0 million to purchase equipment. Per the agreement, the Company will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. The Third Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016. In December 2013, the Company borrowed the full amount of $10.0 million under the Third Term Note to purchase Geospace Technologies GSX recording equipment.

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

During fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At June 30, 2014, the Company had leased 101 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	June 30, 2014	September 30, 2013
Term Note	$—	$4,770,000
Second Term Note	3,131,000	5,616,000
Third Term Note	8,401,000	—
DSS Term Note	560,000	801,000
Revolving line of credit	—	—
Obligations under capital leases	1,571,000	1,768,000

	13,663,000	12,955,000
Less current maturities of notes payable and obligations under capital leases	(7,656,000)	(9,258,000)

	$6,007,000	$3,697,000

The aggregate maturities of the notes payable and obligations under capital leases at June 30, 2014 are as follows:

July 2014 – June 2015	$7,656,000
July 2015 – June 2016	4,052,000
July 2016 – June 2017	1,942,000
July 2017 – June 2018	13,000
July 2018 – June 2019	—

$13,663,000

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of June 30, 2014.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,779	$989	$1,295	$336	$159

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $242,000 and $227,000 for the three months ended June 30, 2014 and 2013, respectively, and $723,000 and $671,000 for the nine months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company had unused letters of credit totaling approximately $580,000. The Company’s unused letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims outstanding prior to October 1, 2011.

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

The Company’s basic net (loss) income per share attributable to common stock is computed by reducing the Company’s net (loss) income by the net income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. Accordingly, no losses are allocated to these unvested restricted stockholders. Earnings are allocated based on the percentage of the weighted average number of unvested restricted stock awards relative to the total of the weighted average common shares outstanding and the weighted average number of unvested restricted stock awards outstanding. The basic net (loss) income per share attributable to common stock is computed by dividing the net (loss) income attributable to common stock by the weighted average shares outstanding. The Company’s dilutive net (loss) income per share attributable to common stock is computed by adjusting basic net (loss) income per share attributable to common stock by diluted income allocable to unvested restricted stock divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted (loss) earnings per share attributable to common stock is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in 000’s, except per share amounts)		(in 000’s, except per share amounts)
Net (loss) income	$(7,493)	$4,063	$(8,738)	$13,270
Income allocable to unvested restricted stock	—	(93)	—	(305)

Basic (loss) income attributable to common stock	$(7,493)	$3,970	$(8,738)	$12,965

Reallocation of participating earnings	—	1	—	2

Diluted (loss) income attributable to common stock	$(7,493)	$3,971	$(8,738)	$12,967

Weighted average common shares outstanding:
Basic:	7,960,510	7,873,698	7,958,687	7,861,425
Dilutive common stock options and restricted stock units	—	48,858	—	38,701

Diluted:	7,960,510	7,922,556	7,958,687	7,900,126

Basic (loss) income attributable to a share of common stock	$(0.94)	$0.50	$(1.10)	$1.65

Diluted (loss) income attributable to a share of common stock	$(0.94)	$0.50	$(1.10)	$1.64

The Company had a net loss for the three and nine months ended June 30, 2014. As a result, the numerator for diluted loss per share attributable to common stock is the same as for basic loss per share attributable to common stock and the denominator for diluted loss per share attributable to common stock is the same as the denominator for basic loss per share attributable to common stock for this period.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted (loss) income per share attributable to common stock, as their effect would be anti-dilutive.

	Three Months Ended June 30,	Nine Months Ended June 30,
	2014	2014
Stock Options	92,150	92,260
Restricted	103,500	103,500
Restricted Stock Units	22,246	22,709

Total	217,896	218,469

There were no securities that had an anti-dilutive effect on the calculation of diluted (loss) income attributable to common stock for the quarter and nine months ended June 30, 2013.

8. DIVIDENDS

On February 3, 2014, the Company’s Board of Directors approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of the Company. Quarterly dividends were paid on February 24, 2014 and May 30, 2014 to shareholders of record at the close of business on February 14, 2014 and May 16, 2014, respectively, representing an aggregate dividend of approximately $645,000 based on the number of issued and outstanding shares of Common Stock as of the applicable declaration date, or approximately $2,580,000 on an annualized basis.

The Board of Directors may from time to time, in conjunction with management, evaluate supplemental dividend payments depending on the Company’s financial results, capital requirements and overall market conditions.

9. SUBSEQUENT EVENTS

On August 4, 2014, the Company’s Board of Directors approved the payment on August 29, 2014 of an $0.08 per share quarterly cash dividend to Company’s shareholders of record at the close of business on August 15, 2014. The quarterly dividend represents an aggregate distribution of approximately $645,000 based on outstanding number of shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

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

During the majority of the 2012 fiscal year, we operated fourteen data acquisition crews. During fiscal 2013, we mostly operated fourteen data acquisition crews, except in the last fiscal quarter of 2013 when demand dictated we operate eight data acquisition crews. In middle of the first and second fiscal quarters of 2014, we returned to full deployment of twelve data acquisition crews. During the third quarter of fiscal 2014, we operated an average of eight to nine crews due to client driven project delays and our inability to secure land access agreements on other projects. We returned to higher relative utilization rates at the end of the quarter and were able to operate ten to twelve crews in late June. Despite the reduction in crew count and channel count deployment during the third fiscal quarter of 2014, we have maintained a balanced order book in terms of the client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate access permit delays and to improve overall crew productivity may contribute to growth in our revenues. Demand for our services continues to be steady and as a result we have continued to negotiate favorable contract terms during fiscal 2012, 2013 and during the first nine months of fiscal 2014. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, we anticipate a demand level sufficient to maintain the operation of an average of ten crews through the end of calendar 2014.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and 2013 as a result of such third-party charges falling within or below our historical average. This trend continued during the first nine months of 2014. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

As a result of the introduction of the cable-less recording systems in 2012 and 2013, we have realized increased crew efficiencies and increased revenue on projects using these cable-less technologies. In response to the continued demand for cable-less recording systems, in fiscal 2013 we purchased 2,500 channels of Wireless Seismic RT System 2, 12,000 single-channel Geospace Technologies GSX units, 225 four-channel Geospace Technologies GSR units and 1,000 three-channel Geospace Technologies GSX units, bringing our total fiscal 2013 investment in cable-less recording channels to 18,400. This investment continued during the first quarter of 2014 as we took delivery of an additional 9,000 stations of three-channel Geospace Technologies GSX units. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be deployed on existing crews as needed and we continue to phase out the older I/O RSR recording systems. Of the ten crews currently in operation, six use Geospace Technologies GSR recording systems and four use ARAM cable-based recording systems. From time to time and as demand dictates we use a Wireless Seismic RT System 2 for small 2-D and 3D projects as well as microseismic applications.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. We operated one crew on two large multi-component projects during the 2013-2014 winter season. Demand in Canada was softer than anticipated for the second consecutive winter season. Although we do not expect the Canadian operations to have a significant impact on our fiscal 2014 financial results, these operations negatively impacted our financial results for the first nine months of fiscal 2014.

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

Results of Operations

Operating Revenues. Our operating revenues decreased by approximately 28.4% during the third quarter of fiscal 2014 to $54,166,000 as compared to $75,647,000 in the same quarter of fiscal 2013 and decreased by approximately 15.4% during the first nine months of fiscal 2014 to $199,113,000 as compared to $235,626,000 in the same period of fiscal 2013, primarily as a result of a reduction in the average number of active crews in the United States from fourteen crews to an average of eight or nine crews as the result of client driven delays, project readiness issues and to a lesser extent weather related issues late in the quarter. Third-party charges, for which we are reimbursed by clients, decreased during the third quarter of 2014 but remained fairly constant during the first nine months of fiscal 2014 as compared to the respective prior periods.

Operating Costs. Operating expenses for the third quarter and first nine months of fiscal 2014 decreased nominally to $49,608,000 and $168,807,000 as compared to $56,519,000 and $174,920,000, respectively, for the same periods of fiscal 2013. Operating expenses excluding third party charges decreased during the third quarter and first nine months of fiscal 2014 as compared to the corresponding periods of fiscal 2013, but not in proportion to the reduction in revenue. The higher operating expenses relative to revenue resulted from certain crew and project roll-off costs early in the third quarter of fiscal 2014 and the retention of twelve operational crews in anticipation of higher client utilization rates during the balance of calendar 2014. Third party charges decreased during the third quarter fiscal 2014 as compared to the corresponding period of fiscal 2013, but the decrease in third party charges for the first nine months of fiscal 2014 decreased from the corresponding period of fiscal 2013 was nominal. As discussed above, reimbursed expenses have a similar impact on operating expenses.

General and administrative expenses were 6.6% and 5.7% of revenues in the third quarter and first nine months of fiscal 2014, respectively, compared to 4.0% and 4.3% of revenues in the same periods of fiscal 2013. General and administrative expenses increased to $3,533,000 during the third quarter of fiscal 2014 from $3,046,000 during the same period of fiscal 2013 and increased to $11,373,000 during the first nine months of fiscal 2014 from $10,150,000 during the first nine months of fiscal 2013. The increase in expenses for the third quarter of fiscal 2014 as compared to same period in the prior fiscal year primarily resulted from costs associated with the implementation of our new enterprise resource planning system as well as increased costs to support our operations during the current quarter. Expenses for the first nine months of fiscal 2014 also increased as compared to the same period in the prior fiscal year as a result of increased business development costs in the current year.

Depreciation for the third quarter and first nine months of fiscal 2014 totaled $10,253,000 and $30,306,000, respectively, compared to $9,231,000 and $27,913,000 for the third fiscal quarter and first nine months of fiscal 2013, respectively. The increase in depreciation expense is the result of capital expenditures we made during fiscal 2013 and to-date in fiscal 2014. Our depreciation expense is expected to continue to increase during fiscal 2014, reflecting our higher capital expenditures during fiscal 2013 and in the nine months just ended.

Our total operating costs for the third quarter of fiscal 2014 were $63,394,000, representing a 7.8% decrease from the corresponding quarter of fiscal 2013. Our operating costs for the first nine months of fiscal 2014 were $210,486,000 which represented a nominal decrease from the first nine months of fiscal 2013. These decreases were primarily due to the factors described above.

Taxes. Income tax benefit was $1,411,000 and $2,961,000 for the third quarter and the first nine months of fiscal 2014 as compared to income tax expense of $2,536,000 and $8,969,000 for the third quarter and the first nine months of fiscal 2013, respectively. The effective tax rates for the nine months ended June 30, 2014 and 2013 were approximately 25.3% and 40.3%, respectively. Our effective tax rate decreased as compared to the corresponding prior periods due to permanent items and state taxes lowering the effective tax rate as a result of having losses before income taxes for the first nine months of fiscal 2014. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as foreign operations, state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

The reconciliation of our EBITDA to our net (loss) income and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net (Loss) Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in 000’s)		(in 000’s)
Net (loss) income	$(7,493)	$4,063	$(8,738)	$13,270
Depreciation	10,253	9,231	30,306	27,913
Interest expense (income), net	117	145	375	475
Income tax (benefit) expense	(1,411)	2,536	(2,961)	8,969

EBITDA	$1,466	$15,975	$18,982	$50,627

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in 000’s)		(in 000’s)
Net cash provided by operating activities	$9,252	$37,180	$10,893	$49,593
Changes in working capital and other items	(7,563)	(20,781)	9,183	2,515
Noncash adjustments to net (loss) income(1)	(223)	(424)	(1,094)	(1,481)

EBITDA	$1,466	$15,975	$18,982	$50,627

(1)	Noncash adjustments to net (loss) income primarily consist of noncash compensation.

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

Cash Flows. Net cash provided by operating activities was $10,893,000 for the nine months ended June 30, 2014 and $49,593,000 in the nine months ended June 30, 2013. Net cash provided by operating activities for the first nine months of fiscal 2014 was primarily impacted by declines in revenues during the period. This decline in revenues during the first nine months of fiscal 2014 was not matched by a decrease in overall operating costs and as a result our margins and net results from operating activities were negatively affected. Decreases in working capital accounts significantly impacted cash flows from operations in the first nine months of fiscal 2014 while changes in working capital accounts only had a nominal impact on cash flows from operations in the first nine months of fiscal 2013.

Net cash used by investing activities was $36,964,000 in the nine months ended June 30, 2014 and $59,206,000 in the nine months ended June 30, 2013. The net cash used in investing activities in fiscal 2014 primarily represents capital expenditures of $33,944,000, net of noncash capital expenditures and noncash capital lease obligations, made from excess cash reserves and financing proceeds discussed below. We also made short-term investments of $26,250,000 in certificates of deposit from maturities of $23,000,000 in certificates of deposit and excess cash reserves. In fiscal 2013, excess cash reserves and financing proceeds were used to fund capital expenditures of $45,454,000 net of noncash capital expenditures and noncash capital lease obligations. Also in fiscal 2013, we invested $20,000,000 in short term investments from excess cash reserves, $6,000,000 in maturities of short term investments and cash flows from operations.

Net cash provided by financing activities was $1,053,000 in the nine months ended June 30, 2014 while net cash used by financing activities was $5,720,000 in the nine months ended June 30, 2013. Financing activities in the first nine months of fiscal 2014 included the proceeds of $10,000,000 from our Third Term Note, which we used to supplement the purchase of Geospace Technologies GSX recording equipment (as discussed below). In the first nine months of fiscal 2014, financing activities also included principal payments totaling $9,777,000 on our Term Note, Second Term Note, Third Term Note, DSS Term Note and capital leases. Additionally, we have paid $1,290,000 in dividends to our shareholders to date in fiscal 2014. For further discussion of this regular quarterly dividend, see footnote 8 in the notes to the consolidated financial statements (unaudited). In the first nine months of fiscal 2013, financing activities included $983,000 in proceeds from our DSS Term Note and $7,140,000 in principal payments on our Term Note, Second Term Note, DSS Term Note and capital leases.

Capital Expenditures. Our Board of Directors has approved a fiscal 2014 capital budget of $35,000,000. To date, $32,736,000 of the capital budget has been spent for the purchase of 9,000 GSX three-channel recording units, 10,000 three-channel geophones and vehicles to improve our fleet. The remaining balance of the capital budget will be used for maintenance capital purposes. We believe these expenditures will allow us to maintain our competitive position as we respond to our client’s desire for higher resolution subsurface images.

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

Our revolving line of credit loan agreement is with Frost Bank. The agreement was renewed June 2, 2013 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of June 30, 2014 and have the full line of credit available for borrowing. We did not utilize the revolving line of credit during the first nine months ending June 30, 2014 of the current fiscal year or the fiscal year ended September 30, 2013.

Our credit loan agreement includes a term loan feature which includes three term loans. The first two term loans were confirmed and brought under the renewed credit loan agreement in June 2013, while the other term loan was entered into in December 2013. In June 2011, we entered into the first Term Note by obtaining $16,427,000 in financing for the purchase of Geospace Technologies GSR equipment. The Term Note was repaid according to its terms over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrued interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we directed monthly, subject to an interest rate floor of 4%, and otherwise had the same terms as our revolving line of credit. The Term Note was collateralized by a security interest in our accounts receivable, equipment and related collateral and matured on June 30, 2014.

In May 2012, we entered into the Second Term Note under our credit loan agreement. Subject to the terms of the Third Term Note described below, the Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. In July 2012, we borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The outstanding principal under the Second Term Note is amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015.

In December 2013, we entered into the Third Term Note under our credit loan agreement. The Third Term Note allows us to borrow from time to time up to $10.0 million to purchase equipment. Per a subsequent agreement, we will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. In December 2013, we borrowed the full amount of $10.0 million under the Third Term Note to purchase Geospace Technologies GSX recording equipment. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. The Third Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016.

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

During fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At June 30, 2014, we had leased 101 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2014.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,779	$989	$1,295	$336	$159
Capital lease obligations	$1,571	$923	$635	$13	$—
Debt obligations	$12,092	$6,733	$5,359	$—	$—

Total	$16,442	$8,645	$7,289	$349	$159

In April 2012, we filed a shelf registration statement with the SEC covering the periodic offer and sale of up to $150.0 million in debt securities, preferred and common stock and warrants. The registration statement allows us to sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The terms of any securities offered would be described in a related prospectus to be filed separately with the SEC at the time of the offering. The filing of the shelf registration statement enables us to act quickly if and when opportunities arise.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which we should recognize revenue to depict the transfer of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at June 30, 2014 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit loan bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At June 30, 2014, our interest rate was 4% for the revolving line of credit and 3.75% for the Second Term Note and 3.16% for the Third Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2014, cash and cash equivalents totaled $25,177,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President, Chairman and Chief Executive Officer and our

Executive Vice President, Secretary and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President, Chairman and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: August 11, 2014	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President, Chairman and Chief Executive Officer

DATE: August 11, 2014	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2011 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and the nine months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.