Form 10-K
period 2014-09-30
DAWSON GEOPHYSICAL CO
filed 2014-12-15
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File No. 001-34404

DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

508 West Wall, Suite 800, Midland, Texas 79701

(Principal Executive Office)

Telephone Number: 432-684-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.33 and 1⁄3 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2014, the aggregate market value of Dawson Geophysical Company common stock, par value $0.33 1⁄3 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $221,412,000.

On November 28, 2014, there were 8,065,233 shares of Dawson Geophysical Company common stock, $0.33 1⁄3 par value, outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

None noted.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Fiscal Year Ended September 30, 2014

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, industry competition, delays, reductions or cancellations of service contracts, reduced utilization, crew productivity, the type of contracts we enter into, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, high fixed costs of our operations and our high capital requirements, limited number of clients, credit risk related to our clients, the availability of capital resources, operational disruptions, the possibility that our proposed business combination with TGC Industries, Inc. does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, the risk that the benefits from the business combination may not be fully realized or may take longer to realize than expected, the ability to promptly and effectively integrate our business and the business of TGC Industries, Inc., the reaction of the companies’ customers, employees and counterparties to the transaction and the diversion of management time on transaction-related issues. See “Risk Factors” for more information on these and other factors. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Part I

Item 1.	BUSINESS

General

Dawson Geophysical Company (the “Company”), a Texas corporation, is a leading provider of onshore seismic data acquisition and processing services in the lower 48 states of the United States. Founded in 1952, we acquire and process 2-D, 3-D and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, as well as providers of multi-client data libraries. During 2012, we entered the Canadian market by forming a new Canadian subsidiary that began operations during the 2012-2013 winter season. Over the past few years, the focus of our efforts has shifted between natural gas and oil-based exploration projects. As a result, we have experienced a significant shift in activity to oil exploration, which has accelerated as oil prices have remained at relatively high levels for most of fiscal 2014. The majority of our crews are currently working in oil and liquids-rich producing basins. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of hydrocarbons and to optimize the development and production of hydrocarbon reservoirs. During fiscal 2014, substantially all of our revenues were derived from 3-D seismic data acquisition operations.

At September 30, 2014, we operated ten data acquisition crews in the lower 48 states of the United States, one seismic data acquisition crew during the Canadian 2013-2014 winter season and one seismic data processing center. We market and supplement our services in the lower 48 from our headquarters in Midland, Texas and from additional offices in Houston, Denver, Oklahoma City and Pittsburgh. Our geophysicists perform data processing in our Midland, Houston and Oklahoma City offices, and our field operations are supported from our field office facility in Midland. We market and supplement our services in Canada from our office in Calgary, Alberta. The results of a seismic survey conducted for a client belong to that client. We do not acquire seismic data for our own account nor do we participate in oil and gas ventures.

Demand for our data acquisition services is closely linked to oil and natural gas prices and the related level of spending for exploration and development of oil and natural gas reserves. In the past when the market prices for oil and natural gas have declined, we have experienced a severe reduction in demand for our services and, as a result, we have reduced the number of active data acquisition crews we operate.

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

Pending Merger Transaction

On October 8, 2014, we entered into a Merger Agreement (the “Merger Agreement”) with TGC Industries, Inc., a Texas corporation (“TGC”), and Riptide Acquisition Corp., a Texas corporation and a wholly owned subsidiary of TGC (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing after the merger as the surviving entity and a wholly owned subsidiary of TGC (the “Merger”). The immediately following paragraphs are a summary of the details of the Merger. For more complete information about the Merger, please see the joint proxy statement/prospectus on Form S-4 filed by TGC on November 6, 2014.

The Merger Agreement has been approved by both companies’ boards of directors. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) TGC will amend its certificate of formation to change its name to “Dawson Geophysical Company” (the “Name Change”). Immediately prior to the Effective Time, TGC will effect a reverse stock split with respect to its common stock, par value $0.01 per share (“TGC Common Stock”), on a one-for-three ratio (the “Reverse Stock Split”) to reduce the total number of shares of TGC Common Stock outstanding from approximately 22,001,125 to approximately 7,333,708. After giving effect to the Reverse Stock Split, in connection with the Merger each issued and outstanding share of common stock, par value $0.33-1/3 per share of the Company (the “Company Common Stock”) (other than shares of Company Common Stock owned by TGC, Merger Sub or the Company or any wholly owned subsidiary of the Company) will be automatically converted into the right to receive 1.760 shares of TGC split-effected Common Stock.

The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement. In addition, the Company and TGC have each agreed to certain pre-closing covenants in the Merger Agreement, including, among other things, covenants that the Company and TGC will, and will cause its subsidiaries to, during the period between the date of the Merger Agreement and the Effective Time, conduct its business only in the ordinary course of business consistent with past practice and that each of the Company and TGC will not engage in certain types of transactions without the consent of the other during such period.

Pursuant to the Merger Agreement, the combined company has agreed to take all necessary actions to cause, as of the Effective Time, its Board of Directors to include Stephen C. Jumper, Craig Cooper, Gary Hoover, Ted North and Mark Vander Ploeg, each of whom is currently a director of the Company. Wayne A. Whitener, William Barrett and Dr. Allen McInnes, each of whom is currently a director of TGC, will continue to serve as directors of the combined company after the Merger, and all other current directors of TGC and the Company will resign from such positions as of the Effective Time.

In connection with the Merger Agreement, certain officers and directors of TGC who own, in the aggregate, 28.89% of the currently outstanding shares of TGC Common Stock have entered into voting agreements with the Company. Pursuant to and subject to the terms of those voting agreements, those officers and directors have agreed, among other things, (1) to vote their shares of TGC Common Stock in favor of (A) the issuance of shares of TGC Common Stock in connection with the Merger and (B) the amendments to the certificate of formation of TGC to effect the Name Change and the Reverse Stock Split, in each case at the TGC special meeting to be held to approve the Merger Agreement and (2) not to sell, transfer or gift any of their shares of TGC Common Stock prior to the consummation of the Merger, except under limited circumstances.

Also in connection with the Merger Agreement, certain officers and directors of the Company who own, in the aggregate, 2.40% of the currently outstanding shares of Company Common Stock, have entered into a voting agreement with TGC. Pursuant to and subject to the terms of this voting agreement, those officers and directors have agreed, among other things, (1) to vote their shares of Company Common Stock in favor of adoption of the Merger Agreement at the special meeting of Company shareholders to be held to vote on the proposed transaction and (2) not to sell, transfer or gift any of their shares of Company Common Stock prior to the consummation of the Merger, except under limited circumstances.

Completion of the Merger is subject to certain customary conditions, including, among other things:

•	the approval of the Merger Agreement by the holders of at least 66.67% of the outstanding shares of Company Common Stock;

•	the approval of the amendments to TGC’s certificate of formation to effect the Name Change and the Reverse Stock Split by the holders of at least 66.67% of the outstanding shares of TGC Common Stock;

•	approval of the issuance of shares of TGC Common Stock in the Merger by the holders of at least a majority of the shares of TGC Common Stock present and voting at a special meeting of the TGC shareholders called to approve the share issuance;

•	the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and

•	the effectiveness of a registration statement on Form S-4, which was initially filed by TGC on November 6, 2014, for the issuance of shares of TGC Common Stock in the Merger and the authorization of the listing of those shares on the Nasdaq Stock Market.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2014, and the terms of which are incorporated herein by reference. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding us that is or will be contained in, or incorporated by reference into, the documents we file with the SEC.

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

We are able to collect seismic data using either 3-D or 2-D methods. During fiscal 2014, substantially all of our revenues were derived from 3-D seismic data acquisition. Continued technological advances in seismic equipment and computing allow us to economically acquire and process data by placing large numbers of energy sources and recording channels over a broad area. The industry refers to the technique of broad distribution of energy sources and recording channels as the 3-D seismic method. The 3-D method creates an immense volume of seismic data, which produces more precise images of the earth’s subsurface. Geophysicists use computers to interpret 3-D seismic data volumes, generate geologic models of the earth’s subsurface and identify subsurface features that are favorable for the accumulation of hydrocarbons. In contrast with the 3-D method, the 2-D method involves the collection of seismic data in a linear fashion, thus generating a single plane of subsurface seismic data.

3-D seismic data are used by our clients to explore for new reserves to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs and increasing the efficiencies of reservoir location, delineation, completion and management. In order to meet the requirements necessary to fully realize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution. We are prepared to meet such demands with the implementation of improved techniques and evolving technology. In recent years, we have steadily increased the recording capacity of our crews by increasing channel count and the quality of the energy source units we operate. These increases allow for a greater density of both channels and energy sources in order to increase resolution and to improve operating efficiencies. We continue to utilize multi-component recording equipment in an effort to gain more information to help our clients enhance their development of producing reservoirs. Multi-component recording involves the collection of different seismic waves, including shear waves, which aids in reservoir analysis such as fracture orientation and intensity in shale and more descriptive rock properties.

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

During fiscal 2012 through 2014, we purchased or leased a significant number of cable-less recording channels. We have utilized this equipment as primarily stand-alone recording systems but on occasion in conjunction with our cable-based systems. As a result of the introduction of cable-less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable-less recording systems in the future. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the cable-based recording equipment continues to be deployed on existing crews.

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

We currently own 157 vibrator energy source units and approximately 179,000 recording channels. We also own sixteen central recording systems. Of the sixteen recording systems we owned at September 30, 2014, seven are Geospace Technologies GSR cable-less recording systems, eight are ARAM ARIES cable-based recording systems, one is a Wireless Seismic RT System 2 system. All of our systems record equivalent seismic information but vary in the manner by which seismic data are transferred to the central recording unit, as well as their operational flexibility and channel count expandability. From time to time, we utilize the cable-less Geospace Technologies GSR system in conjunction with the ARAM ARIES cable system to increase the flexibility and recording capacity of the cable system.

During fiscal 2014, we operated between eight and twelve land-based seismic data acquisition crews. Each crew consists of approximately forty to one hundred technicians, twenty-five or more vehicles with off-road capabilities, up to 100,000 geophones, a seismic recording system, energy sources, electronic cables and a variety of other equipment. Our equipment may be configured on our crews in various combinations to meet the demands of specific survey designs.

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

During fiscal 2012, we began providing surface-recorded microseismic services utilizing equipment we currently own. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations. In fiscal 2014 we performed approximately five microseismic projects.

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

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing new assets and upgrading existing capital assets requires a commitment to capital spending. During fiscal 2014, we invested $34,073,000 primarily on 9,000 GSX three-channel recording units, 10,000 three-channel geophones and vehicles to improve our fleet. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved a $10,000,000 capital budget for fiscal 2015 to meet maintenance capital requirements.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During fiscal 2014, sales to three clients each represented more than 10% of our fiscal 2014 revenue and together represented 41% of our revenue. The remaining balance of our fiscal 2014 revenue was derived from varied clients and none represented 10% or more of our fiscal 2014 revenues. We anticipate that sales to these three clients will represent a smaller percentage of our overall revenues during fiscal 2015. We believe we are not dependent on any one client as our clients that have represented over 10% of our revenues between fiscal 2012 and 2014 have changed over time, as evidenced by the table in Note 13, “Major Clients” to the Consolidated Financial Statements incorporated by reference herein.

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

We operate under both turnkey and term supplemental agreements. Currently, most of our projects are operated under turnkey agreements, which constituted almost three-quarters of our revenues in fiscal 2014.

Competition

The acquisition and processing of seismic data for the oil and natural gas industry is a highly competitive business in the United States and Canada. Contracts for such services generally are awarded on the basis of price quotations, crew experience and availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are, Geokinetics Inc., Global Geophysical Services, TGC, TESLA, SA Exploration Holdings, Inc., Breckenridge Geophysical Inc., Paragon Geophysical Services, Inc., and Lonestar Geophysical Surveys. In addition, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the United States to enter the United States market and compete with us.

Employees

As of September 30, 2014, we employed approximately 1,149 persons, of which 998 were engaged in providing energy sources and acquiring data. With respect to the remainder of our employees, nine are engaged in data processing, sixty-six are administrative personnel, sixty-two are engaged in equipment maintenance and transport and fourteen are officers. Of the employees listed above, nine are geophysicists. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

Risks Associated with the Pending Merger Transaction

The Merger is subject to certain closing conditions which may not be satisfied, and as a result, the Merger may not be completed.

The closing of the Merger is subject to certain customary closing conditions, including, among other things:

•	the approval of the Merger Agreement by the Company’s shareholders;

•	the approval by TGC shareholders of (i) the issuance of shares of TGC Common Stock pursuant to the Merger Agreement, (ii) the 1-for-3 reverse stock split with respect to TGC Common Stock immediately prior to the Merger and (iii) the change of TGC’s name to “Dawson Operating Company” immediately prior to the Merger;

•	clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which has been obtained);

•	the absence of any judgment, injunction, order or decree in effect, or any law, statute, rule or regulation enacted, that prohibits the consummation of the Merger;

•	the continuing effectiveness of TGC’s registration statement on Form S-4 concerning the issuance of shares of TGC Common Stock in connection with the Merger and the authorization of the listing of the shares of TGC Common Stock to be issued in connection with the Merger on NASDAQ;

•

receipt by each party of an opinion from its counsel, in a form and substance reasonably satisfactory to that party, dated as of the closing date of the Merger, to the effect that (1) the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and (2) no gain or loss will be recognized for United States federal income tax purposes by the shareholders of the Company upon the exchange of shares of Company Common Stock for shares of TGC Common Stock pursuant to the proposed Merger (except with respect to cash received by Dawson shareholders in lieu of fractional shares);

•	certain officers of TGC and the Company having entered into employment agreements with TGC as of the effective time of the Merger;

•	receipt by TGC and the Company of certain third party consents; and

•	other customary conditions, including the absence of a material adverse effect with respect to either the Company’s or TGC’s respective businesses.

There can be no assurance that all these closing conditions will be met, and if they are not all met (or waived to the extent they can be waived by the applicable party), the Merger will not be completed.

The date that our shareholders will receive the merger consideration is uncertain.

The date that our shareholders will receive the merger consideration depends on the completion date of the Merger, which is uncertain. In no event will the Merger be completed later than May 31, 2015 unless the Company and TGC otherwise agree. The date that the Merger becomes effective may be later than the date of the special meeting of the Company’s shareholders to approve the Merger, and at the time of the Company’s special meeting, the Company’s shareholders will not know the exact market value of the TGC Common Stock that they will receive upon completion of the Merger.

Because the market price of TGC Common Stock will fluctuate, our shareholders cannot be sure of the aggregate value of the merger consideration they will receive.

The number of shares of TGC Common Stock to be issued in the Merger for each share of Company Common Stock is fixed (except in the event of any stock split, reverse stock split, stock dividend, combination, reclassification, recapitalization or other similar transaction or event with respect to Company Common Stock or TGC Common Stock (other than the Reverse Stock Split occurring immediately prior to the Merger)) and will not be adjusted for changes in the market price of either Company Common Stock or TGC Common Stock. Accordingly, any change in the price of TGC Common Stock prior to the Merger will affect the market value of the merger consideration that the Company’s shareholders will receive as a result of the Merger.

The dollar value of the consideration received by our shareholders receiving consideration of TGC Common Stock will depend upon the market value of TGC Common Stock at the effective time of the Merger, and such dollar value may be different from, and lower than, the dollar value of the merger consideration today. Moreover, the price of TGC Common Stock as of the effective time of the Merger will likely vary from the market price of TGC Common Stock on the date the Merger Agreement was announced, on the date that this Annual Report on Form 10-K is filed, on the date of the special meeting of the Company’s shareholders to approve the Merger and after the closing of the Merger.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of the Company and TGC, which could have an adverse effect on each of their respective businesses, financial results and stock prices.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business and the business of TGC. The Company and TGC have each diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the Merger Agreement on the conduct of each of their respective businesses, all of which could result in an adverse effect on each of the Company’s and TGC’s respective businesses, financial results and stock prices.

The Company and TGC may have difficulty attracting, motivating and retaining employees in light of the Merger, and the anticipated benefits of the Merger could be reduced.

Uncertainty about the effect of the Merger on the Company’s and TGC’s employees may have an adverse effect on us and the anticipated benefits of the Merger. While it is a condition to the Merger that certain officers of the Company and TGC enter into employment agreements with TGC, the uncertainty involving the Merger may impair the Company’s and TGC’s abilities to attract, retain and motivate other key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their future roles with the Company.

The success of the Merger will depend in part on the retention of personnel necessary to the business and operations of the combined company. If the Company and TGC are unable to retain key personnel, the combined company could face disruptions in its operations, loss of existing clients and loss of expertise or know-how.

The Merger Agreement restricts our ability to pursue alternatives to the Merger and requires us to pay a termination fee to TGC of $2.0 million if we do.

The Merger Agreement contains non-solicitation provisions that, subject to limited fiduciary exceptions, restrict our ability to initiate, solicit or encourage or take any action to facilitate, discuss, negotiate or accept a competing third party proposal to acquire 20% or more of the Company’s assets, revenues, net income or equity securities. Although our board of directors is permitted to change its recommendation that shareholders approve the matters relating to the proposed Merger if it determines in good faith that these actions are reasonably likely to be required to comply with its fiduciary duties and certain other conditions, doing so in specified situations would require the Company to pay TGC a termination fee of $2.0 million. Furthermore, the Company will have to pay TGC’s out-of-pocket expenses, including all fees and expenses payable to all legal, accounting, financial, public relations and other professional advisors arising out of, in connection with, or related to the Merger, up to a maximum of $1.5 million in the aggregate, if the Merger Agreement is terminated under certain circumstances.

Additionally, these non-solicitation provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration contemplated by the Merger Agreement or might result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit and would have exposed itself to a number of risks, including the following:

•	we may experience negative reactions from its clients and employees;

•	the current market price of our common stock may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a negative perception by the stock market and a resulting decline in the market price of our common stock; and

•	certain costs relating to the Merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the Merger is not completed.

In addition, we may be required to pay TGC a termination fee of $2.0 million and reimburse TGC’s expenses up to $1.5 million if the Merger Agreement is terminated, depending on the specific circumstances of the termination.

Our shareholders, who will own approximately 66% of the common stock of the combined company immediately after the Merger, will exercise less influence over management after the Merger.

If the Merger is consummated, TGC will issue an estimated 14.2 million shares of TGC Common Stock to the Company’s shareholders, after giving effect to the Reverse Stock Split, based on the number of shares of Company Common Stock and options to acquire Company Common Stock outstanding on November 5, 2014, and former Company shareholders and legacy TGC shareholders will own, in the aggregate, approximately 66% and 34%, respectively, of the shares of TGC Common Stock outstanding immediately after the Merger. Therefore, immediately after the completion of the Merger, the Company’s shareholders will have less influence over the management and policies of the combined company than they currently have over the management and policies of the Company.

As a result of this reduced ownership percentage, our shareholders will have less influence on the management and policies of the combined company following the Merger than they now have with respect to the Company. If we are unable to realize the benefits currently anticipated from the Merger, our shareholders will experience dilution of their ownership interest without receiving any commensurate benefit.

The market price of the common stock of the combined company after the Merger may be affected by factors different from those currently affecting the market price of our common stock.

Upon completion of the Merger, holders of Company Common Stock will own an interest in the combined businesses of the Company and TGC. Our business differs in certain respects from that of TGC, and, accordingly, the results of operations of the combined company and the market price of the common stock of the combined company after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and TGC. For example, the Company and TGC operate in overlapping but not identical geographic markets and as a result are subject to different local and regional as well as national economic conditions.

TGC may not pay dividends in the foreseeable future, and current shareholders of the Company may have to rely on increases in the trading price of TGC common stock for returns on their investment following the Merger.

The Company’s shareholders have received an $0.08 per share quarterly cash dividend each quarter since our board of directors announced the commencement of a cash dividend on February 3, 2014. TGC paid its first cash dividend of $0.15 per common share to shareholders of record at the close of business on December 17, 2012. TGC did not pay a cash dividend in 2013. On May 14, 2013 and on May 14, 2012 TGC paid 5% stock dividends to shareholders of record at the close of business on April 30, 2013 and April 30, 2012, respectively. TGC has not declared or paid cash or stock dividends in 2014. Following the Merger, the combined company may not pay any dividends in the foreseeable future. Accordingly, former shareholders of the Company who become shareholders of the combined company may not receive cash or stock dividends, and they (and other shareholders of the combined company) may have to rely on increases in the trading price of the combined company’s common stock for any returns on their investment.

After completion of the Merger, the Company and TGC may fail to realize the anticipated benefits of the Merger, which could adversely affect the value of the common stock of the combined company.

The success of the Merger will depend, in part, on our ability to manage effectively the businesses of the Company and TGC and realize the anticipated benefits from the combination of the Company and TGC. As of the date of this Annual Report on Form 10-K, we believe that these benefits, which include the expansion of the combined company’s geographic diversity, an increase in utilization rates due to an expanded order book and the ability to enhance efficiencies because of logistical improvements, are achievable. However, it is possible that the combined company will not be able to achieve these benefits fully, or at all, or will not be able to achieve them within the anticipated timeframe. The Company and TGC have operated and, until the completion of the Merger, will continue to operate, independently, and they may not be able to integrate their businesses successfully. If our expectations as to the benefits of the Merger turn out to be incorrect, or we are not able to successfully integrate the businesses of Dawson and TGC for any other reason, the financial and operating results and the value of TGC’s common stock (including the stock issued as a portion of the merger consideration) may be adversely affected.

While certain key employees of the Company and TGC have entered into employment agreements with TGC that will become effective upon the effective time of the Merger, it is possible that the integration process could result in the loss of other key employees of the Company or TGC, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies. Specific issues that must be addressed upon completion of the Merger in order to realize the anticipated benefits of the Merger include, among other things:

•	integrating the companies’ strategies, cultures and operations;

•	retaining existing clients and suppliers of the Company and TGC;

•	adopting best practices across the combined entity and harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	integrating the companies’ corporate, administrative and information technology infrastructure; and

•	managing any tax costs or inefficiencies associated with integration.

In addition, at times, the attention of certain members of the Company’s management and TGC’s management, and the resources of the two companies, may be focused on business aspects related to the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations.

We may incur unexpected transaction fees and Merger-related costs in connection with the Merger.

We expect to incur a number of non-recurring expenses associated with completing the Merger, as well as expenses related to combining the operations of the two companies. We may incur additional unanticipated costs in the integration of the businesses of the

Company and TGC. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and Merger-related costs over time, we may not achieve this net benefit in the near term, or at all. Further, if the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.

The fairness opinion that we have obtained has not been, and is not expected to be, updated to reflect any changes in circumstances that may have occurred since the signing of the Merger Agreement.

The fairness opinion issued in connection with the Merger to the Company by Raymond James & Associates, Inc. regarding the fairness, from a financial point of view, of the exchange ratio to the shareholders of the Company speaks only as of October 8, 2014. Changes in the operations and prospects of the Company, general market and economic conditions and other factors which may be beyond the our control, and on which the fairness opinion was based, may have altered the value of the Company or TGC or the market price of shares of TGC Common Stock as of the date of this Annual Report on Form 10-K, or may alter such values and market price by the time the Merger is completed. Raymond James & Associates, Inc. does not have any obligation to update, revise or reaffirm its opinion to reflect subsequent developments, and has not done so.

The completion of the Merger may trigger change in control provisions in certain agreements to which either the Company or TGC is a party.

The completion of the Merger may trigger change in control provisions in certain agreements to which either the Company or TGC is a party. If the Company and TGC are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements (including terminating the agreements or seeking monetary penalties). Even if we are able to obtain waivers, the counterparties may demand a fee for such waivers or seek to renegotiate the agreements on materially less favorable terms than those currently in place.

Our results of operations could be materially adversely affected if we were required to recognize asset impairments of intangibles or goodwill associated with the Merger.

If the Merger is consummated, we expect that the intangibles and goodwill associated with the combination of the Company with TGC will be significant assets on the consolidated balance sheet for the combined company. Future events, including our financial performance, market valuation of us or comparable companies, loss of a significant client’s business, failure to realize the benefits of the Merger, or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, including intangibles and goodwill, must be impaired. If we are forced to impair intangibles, goodwill or any other long-lived asset, these noncash asset impairments could negatively affect in a material manner our results of operations in the period in which they are recorded, and the larger the amount of any impairment that may be taken, the greater the impact such impairment would have on our results of operations.

The rights of our shareholders will be governed by TGC’s Amended and Restated Certificate of Formation and Amended and Restated Bylaws.

Both the Company and TGC are Texas corporations and are therefore governed by Texas law. However, if the Merger is consummated, all of our shareholders will become TGC shareholders and their rights as shareholders will be governed by TGC’s amended and restated certificate of formation and amended and restated bylaws, as amended. There are material differences between the current rights of our shareholders, which are governed by our second restated articles of incorporation and second amended and restated bylaws, and the rights of holders of TGC Common Stock. See “Comparison of Shareholder Rights” beginning on page 204 of the joint proxy statement/prospectus on Form S-4 filed by TGC on November 6, 2014.

If the Merger does not qualify as a reorganization under Section 368(a) of the Internal Revenue Code, our shareholders may be required to pay substantial U.S. federal income taxes.

As a condition to the completion of the Merger, each of Baker Botts L.L.P., tax counsel to the Company, and Haynes and Boone, LLP, tax counsel to TGC, will be required to deliver an opinion, dated as of the closing date of the Merger, that the Merger will qualify for U.S. federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. These opinions will be based on certain assumptions and representations as to factual matters from the Company, Merger Sub and TGC, as well as certain covenants and undertakings by the Company, Merger Sub and TGC. If any of the assumptions, representations, covenants or undertakings is incorrect, incomplete, inaccurate or is violated in any material respect, the validity of the conclusions reached by counsel in their opinions would be jeopardized. Additionally, an opinion of counsel represents counsel’s best legal judgment but is not binding on the United States Internal Revenue Service, or IRS, or any court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinions or that a court will not sustain such a challenge. If the IRS or a court determines that the Merger does not qualify as a reorganization, a holder of Company Common Stock would recognize taxable gain or loss upon the exchange of Company Common Stock for TGC Common Stock pursuant to the Merger. See “Material U.S. Federal Income Tax Consequences of the Merger” beginning on page 198 of the joint proxy statement/prospectus on Form S-4 filed by TGC on November 6, 2014.

Risks Associated with Our Business

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

In fiscal 2014, most of our projects were performed on a turnkey basis for which we were paid a fixed price for a defined scope of work or unit of data acquired. The revenue, cost and gross profit realized under our turnkey contracts can vary from our estimates because of changes in job conditions, variations in labor and equipment productivity or because of the performance of our subcontractors. Turnkey contracts may also cause us to bear substantially all of the risks of business interruption caused by external factors over which we may have no control, such as weather, obtaining land access rights, crew downtime or operational delays. These variations, delays and risks inherent in turnkey contracts may result in reducing our profitability. See “Business — Contracts.”

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

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies. Although our ten largest clients in fiscal 2014 and 2013 have varied, these clients accounted for approximately 67% and 72% of our total revenue for these respective periods. For the year ended September 30, 2014, our three largest clients represented approximately 41% of total revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected. See “Business — Clients.”

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal facilities are summarized in the table below.

Location	Owned or Leased	Purpose	Building Area Square Feet
Midland, TX	Leased	Executive offices and data processing	34,570
Midland, TX	Owned	Field office	61,402
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

For a discussion of certain contingencies affecting the Company, please refer to Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements included herein, which is incorporated by reference herein.

Part II

Item 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market® under the symbol “DWSN.” The table below represents the high and low sales prices per share for the period shown.

Quarter Ended	High	Low
December 31, 2012	$26.64	$25.54
March 31, 2013	$30.24	$29.56
June 30, 2013	$38.03	$36.80
September 30, 2013	$32.70	$32.08
December 31, 2013	$33.95	$27.56
March 31, 2014	$34.90	$27.56
June 30, 2014	$30.89	$25.47
September 30, 2014	$29.20	$18.16

As of November 28, 2014, the market price for our common stock was $13.80 per share, and we had 135 common stockholders of record, as reported by our transfer agent.

On February 3, 2014, our Board of Directors approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in our best interest. Quarterly dividends were paid on February 24, 2014, May 30, 2014 and August 26, 2014 to shareholders of record on February 14, 2014, May 16, 2014 and August 15, 2014, respectively, representing an aggregate dividend of approximately $645,000 on each payment date based on the number of issued and outstanding Common Stock as of the applicable declaration date, or approximately $2,580,000 on an annualized basis.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plan as of September 30, 2014. See information regarding material features of the plan in Note 7, “Stock-Based Compensation,” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plan approved by security holders	113,061	(1)	$18.91	(2)	331,122
Equity compensation plans not approved by security holders	—		—		—

Total	113,061		$18.91		331,122

(1)	Number of securities to be issued upon the exercise of outstanding options, warrants and rights include 91,150 options that have vested but have not yet been exercised and 21,911 restricted stock units that have not yet vested.
(2)	Excludes outstanding and unvested restricted stock unit awards, for which there is no exercise price.

PERFORMANCE GRAPH

The graph below matches Dawson Geophysical Company’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2009 to 9/30/2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dawson Geophysical Company, the S&P 500 Index

and the PHLX Oil Service Sector Index

*	$100 invested on 9/30/09 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright©	2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/09	9/10	9/11	9/12	9/13	9/14
Dawson Geophysical Company	100.00	97.33	86.12	92.26	118.59	67.01
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
PHLX Oil Service Sector	100.00	100.44	96.16	116.92	140.07	160.35

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Years Ended September 30,	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Operating revenues	$261,683	$305,299	$319,274	$333,279	$205,272
Net (loss) income (1)	$(12,620)	$10,480	$11,113	$(3,246)	$(9,352)
Basic (loss) income per share attributable to common stock (2)	$(1.59)	$1.31	$1.40	$(0.42)	$(1.20)
Cash dividends declared per share of common stock (3)	$0.24	$—	$—	$—	$—
Weighted average equivalent common shares outstanding	7,959	7,880	7,842	7,810	7,777
Total assets	$262,639	$289,027	$279,175	$264,824	$235,076
Revolving line of credit	$—	$—	$—	$—	$—
Current maturities of notes payable and obligations under capital leases	$6,752	$9,258	$9,131	$5,290	$—
Notes payable and obligations under capital leases less current maturities	$4,933	$3,697	$11,179	$10,281	$—
Stockholders’ equity	$199,530	$213,060	$200,949	$188,163	$190,225

(1)	Net loss for the year ended September 30, 2011 includes $3,866,000 of transaction costs associated with a previously proposed transaction with TGC.
(2)	The September 30, 2012 earnings per share calculation has been adjusted for the two-class method to reflect restricted shares that were not reflected as participating in the prior period. Basic earnings per share as previously reported for the year ended September 30, 2012 was $1.42. The impact on all prior period financial statements is deemed immaterial.
(3)	Calculated based on dividends declared in period regardless of period paid.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the majority of the 2012 fiscal year, we operated fourteen data acquisition crews. During fiscal 2013, we mostly operated fourteen data acquisition crews, except in the last fiscal quarter of 2013 when demand dictated we operate eight data acquisition crews. During fiscal 2014, we operated eight to twelve data acquisition crews. Despite the reduction in crew count and channel count deployment, we have maintained a balanced order book in terms of the client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues. Demand for our services continues to be steady and as a result we have continued to negotiate favorable contract terms during fiscal 2012, 2013 and 2014.

We experienced lower utilization rates during the third and fourth quarters of fiscal 2014 as a result of client driven delays, project readiness issues and weather issues in certain regions of the country, as well as long crew moves on two projects. These reduced utilization rates negatively impacted our financial results for the third and fourth fiscal quarters of 2014. As a result of the factors discussed above, we operated approximately eight to ten crews during the third and fourth fiscal quarters. The Company retained all key personnel required to redeploy existing crews during the period of low utilization. Despite these challenges, current demand remains relatively steady. Although our clients may cancel, delay or alter their service contracts on short notice and we continue to remain subject to land access permit and weather delays, our current order book reflects commitment levels sufficient to maintain operation of nine to ten crews into fiscal 2015, contingent upon project readiness.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has represented approximately three-quarters of our revenues in fiscal 2014 and for the past few years. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and 2013 as a result of such third-party charges falling at or below our historical average. This trend continued during fiscal 2014. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

As a result of the introduction of the cable-less recording systems in 2012 through 2014, we have realized increased crew efficiencies and increased revenue on projects using these cable-less technologies. In response to the continued demand for cable-less recording systems, in the first quarter of fiscal 2014 we purchased 9,000 three-channel Geospace Technologies GSX units, bringing our total fiscal 2014 investment in cable-less recording channels to 27,000. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the ARAM cable-based recording equipment continues to be deployed on existing crews as needed. Of the ten crews currently in operation, one uses the Wireless Seismic RT System 2, six use Geospace Technologies GSR recording systems and three use ARAM cable-based recording systems. During fiscal 2014, we conducted a large project in the Delaware Basin utilizing the FairfieldNodal ZLand cable-less recording system.

During 2012, we entered into the Canadian market. This market is highly seasonal and operates primarily from late November through March, depending upon weather conditions. Demand in Canada was softer than anticipated for the second consecutive winter season. During fiscal 2014, Canadian operations had a significantly negative effect on our fiscal 2014 financial results.

During fiscal 2012, we began providing surface-recorded microseismic services to some of our clients. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations. We completed several projects in fiscal 2013 and believe our microseismic business will continue to provide growth opportunities. These operations did not have a significant impact on our fiscal 2014 financial results, nor do we expect these operations to significantly impact our fiscal 2015 financial results.

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

Results of Operations

Fiscal Year Ended September 30, 2014 versus Fiscal Year Ended September 30, 2013

Operating Revenues. Our operating revenues decreased 14% to $261,683,000 in fiscal 2014 from $305,299,000 in fiscal 2013. The revenue decrease in fiscal 2014 was primarily the result of a reduction in crew utilization. Third-party charges, for which we are reimbursed by clients, decreased slightly in fiscal 2014 compared to fiscal 2013.

Operating Costs. Our operating expenses decreased 5% to $223,336,000 in fiscal 2014 from $234,660,000 in fiscal 2013 primarily due to the slight decrease in reimbursed third-party charges. The decrease can be attributed to a reduction in survey related charges.

General and administrative expenses increased by $2,719,000 in fiscal 2014 as compared to fiscal 2013 and represented 6.2% of revenues in fiscal 2014 as compared to 4.4% of revenues in fiscal 2013. The primary factor for the increase in general and administrative expenses was transaction costs of $950,000 associated with the pending merger agreement with TGC Industries, Inc. The remaining increase in general and administrative expenses primarily resulted from costs associated with the implementation of our new enterprise resource planning system as well as increased administrative costs to support our operations.

We recognized $40,168,000 of depreciation expense in fiscal 2014 as compared to $37,095,000 in fiscal 2013. Depreciation expense increased 8% from fiscal 2013 to 2014 reflecting increased capital expenditures during fiscal 2013 and 2014. Our depreciation expense is expected to continue to increase in fiscal 2015 as a result of our significant capital expenditures in fiscal 2014.

Our total operating costs for fiscal 2014 were $279,587,000, a decrease of 2% from fiscal 2013 primarily due to the factors described above.

Income Taxes. Income tax benefit was $5,280,000 for fiscal 2014 and expense was $9,090,000 for fiscal 2013. The effective tax rates for the income tax provision for fiscal 2014 and 2013 were 29.5% and 46.4%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

Fiscal Year Ended September 30, 2013 versus Fiscal Year Ended September 30, 2012

Operating Revenues. Our operating revenues decreased 4% to $305,299,000 in fiscal 2013 from $319,274,000 in fiscal 2012. The revenue decrease in fiscal 2013 was primarily the result of a significant decrease in third-party charges during fiscal 2013 as compared to fiscal 2012 and a decrease in crew utilization during the fourth fiscal quarter. Third-party charges related to our use of helicopter support services, specialized survey technologies and dynamite energy sources in areas of limited access decreased 37% in fiscal 2013 from fiscal 2012. We are reimbursed for these third-party charges by our clients. The decline in third-party charges is primarily a result of our continued operations in the more wide open terrain of the Western United States. Fee revenue net of third-party charges for fiscal 2013 increased 9% from fiscal 2012. The increase in revenues net of third-party charges during fiscal 2013 is a result of an overall increase in production and more favorable contract terms in 2013 as compared to 2012. Increased utilization and the use of cable-less equipment contributed to our increased production in fiscal 2013. Other factors contributing nominally to our increased fee revenue net of third-party changes included our line clearing services initiated during fiscal 2013 and the completion of our first Canadian winter season. Despite decreases in third-party charges and increases in fee revenues net of third-party charges between fiscal 2012 and 2013, we experienced increases in third-party charges, which we believed were temporary, and decreases in fee revenue net of third-party charges in our fourth fiscal quarter.

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

Income Taxes. Income tax expense was $9,090,000 for fiscal 2013 and $5,403,000 for fiscal 2012. The effective tax rates for the income tax provision for fiscal 2013 and 2012 were 46.4% and 32.7%, respectively. In fiscal 2012, transaction costs that had been treated as permanent, non-deductible expenses in fiscal 2011 became fully tax deductible upon a previously contemplated merger’s termination and were treated as a discrete event in fiscal 2012, which resulted in an income tax benefit. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, expenses related to share-based compensation that were not expected to result in a tax deduction and changes in reserves for uncertain tax positions.

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

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating (loss) income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net (loss) income, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net (loss) income and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net (Loss) Income

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Net (loss) income	$(12,620)	$10,480	$11,113
Depreciation	40,168	37,095	32,498
Interest expense (income), net	462	597	601
Income tax (benefit) expense	(5,280)	9,090	5,403

EBITDA	$22,730	$57,262	$49,615

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$10,446	$70,579	$76,380
Changes in working capital and other items	13,507	(11,457)	(24,949)
Noncash adjustments to (loss) income	(1,223)	(1,860)	(1,816)

EBITDA	$22,730	$57,262	$49,615

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

Cash Flows. Net cash provided by operating activities was $10,446,000 for fiscal 2014 and $70,579,000 for fiscal 2013. Net cash provided by operating activities in fiscal 2014 was primarily impacted by declines in revenues between periods. Our collection experience during the period expressed as an average number of days in accounts receivable was less than sixty over the last twelve months. Amounts in our trade accounts receivable that are over sixty days as of September 30, 2014 represents approximately 20% of our total trade accounts receivables, which is higher than the prior period where amounts in trade accounts receivables was less than 10% of our total trade accounts receivables. We believe our allowance for doubtful accounts of $250,000 at September 30, 2014 is adequate to cover exposures related to our trade account balances.

Net cash used in investing activities was $36,095,000 in fiscal 2014 and $67,504,000 in fiscal 2013. Capital expenditures in fiscal 2014 and 2013 of $35,281,000 and $48,485,000, respectively, net of noncash capital expenditures and noncash capital lease obligations, were funded from excess cash reserves and cash flow from operations. Proceeds of $10,000,000 from our Third Term Note (as defined below) and $983,000 from our DSS Term Note (as defined below) supplemented the capital expenditure purchases in 2014 and 2013, respectively. During fiscal 2014 and 2013, excess cash reserves and maturities of certificates of deposit of $29,250,000 and $10,750,000, respectively, were invested in $32,750,000 and $30,250,000 of certificates of deposit, respectively. Net cash used in investing activities was supplemented in fiscal 2014 by proceeds from disposal of assets of $2,686,000.

Net cash used by financing activities in fiscal 2014 of $3,658,000 primarily includes $10,000,000 in proceeds from our Third Term Note that was used to supplement the purchase of Geospace Technologies GSX recording equipment (as discussed below). During fiscal 2014 financing activities included principal payments totaling $11,755,000 on our Term Note, Second Term Note, Third Term Note, DSS Term Note and capital leases. Net cash used by financing activities in fiscal 2013 of $8,043,000 primarily includes $983,000 in proceeds from our DSS Term Note that was used to purchase equipment for our Canadian operations and principal payments on our Term Note, Second Term Note and DSS Term Note of $8,898,000.

Capital Expenditures. For fiscal year 2014, we made capital expenditures, on an accrual basis, of $34,073,000, primarily to purchase 9,000 three-channel Geospace Technologies GSX units, 10,000 three-channel geophones and vehicles to improve our fleet and to meet necessary maintenance capital requirements. These purchases reflect our belief that the trend towards increased channel counts and energy sources in our industry will continue. Our Board of Directors has approved an initial fiscal 2015 capital budget of $10,000,000 for maintenance capital requirements.

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

Our revolving line of credit loan agreement is with Frost Bank (formerly Western National Bank). Western National Bank merged into Frost Bank effective June 20, 2014. The agreement was renewed June 2, 2013 under the same terms as the previous agreement and permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of September 30, 2014 and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the fiscal years ended September 30, 2014 or 2013.

Our credit loan agreement includes a term loan feature which includes three term loans. The first two term loans were confirmed and brought under the renewed credit loan agreement in June 2013, while the other term loan was entered into in December 2013. In June 2011, we entered into the first Term Note by obtaining $16,427,000 in financing for the purchase of Geospace Technologies

GSR equipment. The Term Note was repaid in according to its terms over a period of 36 months at $485,444 per month plus any applicable interest in excess of 4%. Interest on the Term Note accrued interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we directed monthly, subject to an interest rate floor of 4%, and otherwise had the same terms as our revolving line of credit. The Term Note was collateralized by a security interest in our accounts receivable, equipment and related collateral and matured on June 30, 2014.

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

In the second quarter of fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At September 30, 2014, we had leased 101 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2014.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,534	$984	$1,105	$318	$127
Capital lease obligations	1,321	837	351	133	—
Debt obligations	10,364	5,915	3,552	897	—

Total	$14,219	$7,736	$5,008	$1,348	$127

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past three fiscal years.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires that certain assumptions and estimates be made that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

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

Leases. We lease certain equipment and vehicles under lease agreements. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

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

Income Taxes. We account for our income taxes with the recognition of amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the new guidance to select a transition method and determine the impact it will have on our consolidated financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at September 30, 2014 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and the Second Term Note bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At September 30, 2014, our interest rate was 4% for the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2014, cash and cash equivalents totaled $22,753,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-21 hereof and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and Executive Vice President, Secretary and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of September 30, 2014 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, we have concluded that, as of September 30, 2014, our internal control over financial reporting was effective. Our internal control over financial reporting as of September 30, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F-2.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to our directors and executive officers is set forth below. We have a code of ethics as defined in Item 406 of Regulation S-K. The Code of Business Conduct and Ethics applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics for our senior financial officers, including the Chief Executive Officer, if any, either by posting such information on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section or by filing a Form 8-K.

Directors

Our Board of Directors currently consists of six directors, one of whom is an employee of the Company and five of whom are not employees of the Company (i.e., outside directors). Set forth below are the names, ages and positions of our Directors.

Name	Age	Position
Stephen C. Jumper	53	Chairman of the Board, President and Chief Executive Officer
Craig W. Cooper	61	Lead Director
Gary M. Hoover, Ph.D.	75	Director
Mark Vander Ploeg.	63	Director
Ted R. North	68	Director
Tim C. Thompson	80	Director

Set forth below are descriptions of the principal occupations during at least the past five years of our Directors.

Stephen C. Jumper. Mr. Jumper, a geophysicist, joined our Company in 1985, was elected Vice President of Technical Services in September 1997 and was subsequently elected President, Chief Operating Officer and Director in January 2001. In January 2006, Mr. Jumper was elected President, Chief Executive Officer and Director and in January 2013 Mr. Jumper was elected Chairman of the Board of Directors. Prior to 1997, Mr. Jumper served as our manager of technical services with an emphasis on 3-D processing. Mr. Jumper has served the Permian Basin Geophysical Society as Second Vice President, First Vice President and as President.

Craig W. Cooper. Mr. Cooper has served as one of our directors since 2010. In January 2013 Mr. Cooper was elected Lead Director. Prior to his retirement in April 2010, Mr. Cooper was a Senior Advisor, Seismic at BP p.l.c., in the Unconventional Gas unit from 2008 to 2010. Prior to 2008, Mr. Cooper was the Seismic Program Coordinator, North America at BP p.l.c. for three years, Seismic Technology Advisor for two years and Manager of Seismic Imaging & Operations for four years. Mr. Cooper was employed by BP p.l.c. and its predecessor, Amoco Corporation, for 35 years.

Gary M. Hoover, Ph.D. Dr. Hoover has served as one of our directors since 2002. Dr. Hoover, currently an independent consultant, retired from Phillips Petroleum Company in 2002. His responsibilities for the previous ten years with Phillips included geophysical research management, geoscience technology coordination, exploration and production technology consultation and active research into new seismic data acquisition techniques. Dr. Hoover served as Vice President of the Society of Exploration Geophysicists (1990-1991) and received its Life Membership Award in 2000. Dr. Hoover holds a doctorate in physics from Kansas State University.

Mark Vander Ploeg. Mr. Vander Ploeg has over 35 years of investment banking experience, providing advice to major companies on mergers and acquisitions, corporate finance, long-term strategy and governance. Until his retirement in 2011, Mr. Vander Ploeg was a Senior Managing Director of Evercore Partners, where he worked from 1995 to 2007. Prior to that, Mr. Vander Ploeg was a Managing Director of Salomon Brothers and head of the firm’s San Francisco investment banking business. Mr. Vander Ploeg currently serves as a director of the Spencer Foundations, Chicago Illinois. Mr. Vander Ploeg has an M.B.A from University of Chicago, Chicago, Illinois, and a B.A. from Macalester College, St. Paul, Minnesota, where he is a current trustee and served as Board Chair from 2000 to 2006.

Ted R. North. Mr. North has served as one of our directors since 2008. Mr. North was a partner at Grant Thornton LLP from August 1987 until his retirement on July 31, 2008. He served as the Managing Partner and in other positions of responsibility in the Midland, Texas and Oklahoma City offices of Grant Thornton. He is a Certified Public Accountant with over 30 years of public accounting experience.

Tim C. Thompson. Mr. Thompson has served as one of our directors since 1995. Mr. Thompson, an independent management consultant with various companies since May 1993, was President and Chief Executive Officer of Production Technologies International, Inc. from November 1989 to May 1993.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS

“Independent” Directors

Messrs. Cooper, Hoover, North, Thompson and Vander Ploeg qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In addition, during fiscal 2014 and currently, each of the members of the Audit Committee and Compensation Committee of our Board of Directors qualified as “independent” under special standards established by the Securities and Exchange Commission (“SEC”) for members of such committees. The Audit Committee includes at least one member who is determined by our Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Mr. North is the independent director who has been determined to be the audit committee financial expert, based on the Board’s qualitative assessment of Mr. North’s level of knowledge, experience (as described above in his biographical statement) and formal education. The designation does not impose on Mr. North any duties, obligations or liabilities that are greater than those that are generally imposed on him as a member of the Audit Committee and the Board of Directors, and Mr. North’s designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board of Directors.

Meetings and Committees of Directors

During the fiscal year ended September 30, 2014, the Board of Directors held six regularly scheduled meetings. All of our current Directors attended the regularly scheduled meetings, except for one director who was out for one meeting.

Audit Committee. The Audit Committee is a standing committee of the Board of Directors and currently consists of Messrs. Cooper, Hoover and North, all of whom are non-employee directors and “independent.” Mr. North serves as the chairman of the Audit Committee. The functions of the Audit Committee are to determine whether our management has established internal controls which are sound, adequate and working effectively; to ascertain whether our assets are verified and safeguarded; to review and approve external audits; to select, engage and supervise our independent public accountants; and to determine and approve the fees paid to the independent public accountants. The Audit Committee held thirteen meetings during the fiscal year ended September 30, 2014. All members of the Audit Committee attended these meetings.

The Audit Committee operates under a written charter adopted by the Board of Directors that is annually reviewed and approved by the Audit Committee. The Audit Committee approved the Audit Committee Charter on September 23, 2014. The charter is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. The Audit Committee Report for fiscal 2014 is included on page 44 of this Form 10-K.

Compensation Committee. The Compensation Committee is a standing committee of the Board of Directors and currently consists of Messrs. Cooper, Hoover and Thompson, all of whom are non-employee directors and “independent.” Mr. Hoover serves as the chairman of the Compensation Committee. The primary function of the Compensation Committee is to determine that compensation for our officers is competitive and enables the Company to motivate and retain the talent needed to lead and grow our business. The Compensation Committee held eight meetings during the fiscal year ended September 30, 2014. All members of the Compensation Committee attended each meeting, except one director missed one meeting. The Compensation Committee Report for fiscal 2014 is included on page 36 of this Form 10-K.

The Compensation Committee currently operates under a written charter adopted and approved by the Board of Directors on April 26, 2013. The charter is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

Nominating Committee. The Nominating Committee is a standing committee of the Board of Directors and currently consists of Messrs. Cooper, North and Thompson, all of whom are non-employee directors and “independent.” Mr. Cooper serves as the chairman of the Nominating Committee. The Nominating Committee held three meetings during the fiscal year ended September 30, 2014. The primary function of the Nominating Committee is to determine the slate of Director nominees for election to our Board of Directors. The Nominating Committee considers candidates recommended by our shareholders, directors, officers and outside sources, and considers each nominee’s personal and professional integrity, experience, skills, ability and willingness to devote the time and effort necessary to be an effective board member with the commitment to acting in the best interests of our Company and our shareholders. The Nominating Committee also gives consideration to having an appropriate mix and diversity of backgrounds, skills and professional experiences on our Board of Directors, the qualifications that the Committee believes must be met by prospective nominees, qualities or skills that the Committee believes are necessary for one or more of our directors to possess and standards for the overall structure and composition of our Board of Directors. The same criteria would be evaluated with respect to candidates recommended by shareholders. While the Nominating Committee may consider diversity among other factors when considering director nominees, it does not have any specific policy with regard to diversity in identifying director nominees.

In accordance with Article II, Section 13 of our Bylaws, shareholders who wish to have their nominees for election to the Board of Directors considered by the Nominating Committee must submit such nomination to our Secretary for receipt not less than 90 days and not more than 120 days prior to the anniversary date of the immediately preceding Annual Meeting of Shareholders. Pursuant to our bylaws, the notice of nomination is required to contain certain information about both the nominee and the shareholder making the nomination, including information sufficient to allow the independent directors to determine if the candidate meets the criteria for Board of Director membership. We may also require that the proposed nominee furnish additional information in order to determine that person’s eligibility to serve as a director. A nomination that does not comply with the above procedure will be disregarded.

The Nominating Committee currently operates under a written charter adopted and approved by the Board of Directors on December 3, 2004. The charter is posted on our website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

Director Qualifications

The following is a brief discussion of the experience, qualifications, attributes and skills that led us to the conclusion that our director should serve as directors for the Company: For our Chairman of the Board, President and Chief Executive Officer, Mr. Jumper, his leadership qualities, technical expertise and long experience in the seismic industry. For Mr. Cooper, his long experience in management in the seismic division of a major oil company. For Mr. Hoover, his long experience in geophysical research and management for a major oil company and his expertise in the geophysical sciences. For Mr. Vander Ploeg, his long experience in investment banking and expertise with mergers and acquisitions. For Mr. North, his accounting and auditing expertise and experience. For Mr. Thompson, his long experience in the oil and gas drilling and producing industry.

Board Leadership Structure

Currently our Chairman of the Board of Directors is Mr. Stephen C. Jumper, the Company’s President and Chief Executive Officer. The Board of Directors believes that the determination of whether the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate should be based on the composition, skills and experience of the Board of Directors and its members and governance efficiency. Based on these factors, the Board of Directors has determined that having Mr. Jumper serve as Chief Executive Officer and Chairman is in the best interest of the Company at this time, and that such arrangement makes the best use of Mr. Jumper’s unique skills and experience with the Company and his long experience in the seismic industry to act as the representative of the Company.

The Board has established the position of Lead Director, which will be appointed annually by the Board at such times as the Chairman of the Board is not an independent director. Since our Chairman is also a member of management, the Board has appointed Mr. Craig W. Cooper, a non-management director, as Lead Director. The responsibilities of the Lead Director include:

•	Approving Board meeting agendas and consulting with the Chairman on information provided to the Board;

•	Calling meetings of non-management directors and setting agendas for executive sessions;

•	Presiding at all Board meetings at which the Chairman is not present, including executive sessions of the non-employee directors;

•	Overseeing the process of hiring, firing, evaluating and compensating the chief executive officer;

•	Overseeing Board and director evaluations;

•	Approving the retention of consultants who report directly to the Board;

•	Facilitating communication between the directors and the chief executive officer, and communicating the directors’ perspectives and consensus view to the chief executive officer;

•	Assisting the board of directors and officers in assuring compliance with and implementation of our governance principles;

•	Ensuring that the Board is at least two-thirds independent and that key committees are independent; and

•	Performing such other functions as the independent directors may designate from time to time.

Board of Directors’ Role in Risk Oversight

The Board of Directors is generally responsible for risk oversight. Management has implemented internal processes to identify and evaluate the risks inherent in the Company’s business and to assess the mitigation of those risks. Our Board of Directors’ leadership structure, including the Audit Committee’s responsibility to oversee any significant financial risk exposures and our practice of a high degree of interaction between our directors and members of senior management facilitates, provides this oversight function. Management reports either to the Audit Committee or the full Board of Directors, depending on the type of risk involved, regarding the identified risks and the mitigation strategies planned or in place to address such risks.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the Company’s executive officers.

Name	Age	Position
Stephen C. Jumper	53	Chairman of the Board of Directors, President and Chief Executive Officer
C. Ray Tobias	57	Executive Vice President, Chief Operating Officer
Christina W. Hagan	59	Executive Vice President, Secretary and Chief Financial Officer
James W. Thomas	60	Executive Vice President, Chief Technical Officer
K.S. Forsdick	63	Senior Vice President

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

James W. Thomas. Mr. Thomas joined the Company in 2002 as Chief Geophysicist. Mr. Thomas was elected Vice President of Data Processing in March 2007 and Executive Vice President and Chief Technical Officer in January 2012. Prior to joining the Company, Mr. Thomas was employed for 21 years by Phillips Petroleum Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our outstanding Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock held by such persons. These persons are also required to furnish us with copies of all forms they file under this regulation.

To our knowledge, based solely on a review of the copies of such reports furnished to us and without further inquiry, during the fiscal year ended September 30, 2014, our directors, officers and beneficial owners of more than 10% of Common Stock complied with all applicable Section 16(a) filing requirements except that certain of our officers covered by Section 16(a) filing requirements failed to file Form 4s in a timely manner in respect of the grant of restricted stock unit awards in December 2013.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. The Compensation Committee seeks to fairly compensate our employees in a manner consistent with market practices and reward them for achieving financial results that ultimately leads to sustained financial strength and long-term shareholder value.

In this compensation discussion and analysis, the executive officers named below who are current employees are referred to as the “Named Executive Officers.”

Stephen C. Jumper	Chairman of the Board, Chief Executive Officer, President
Christina W. Hagan	Chief Financial Officer, Executive Vice President, Secretary
C. Ray Tobias	Chief Operating Officer, Executive Vice President
James W. Thomas	Chief Technology Officer, Executive Vice President
Kermit S. Forsdick	Senior Vice President

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation for executive officers must be competitive to enable the Company to motivate and retain the talent needed to lead and grow the Company, reward successful performance and closely align the interests of our executives with the Company. The ultimate objective of our compensation program is to improve the intrinsic value of the Company and long-term shareholder value.

In setting compensation levels, the Compensation Committee evaluates both individual performance and overall compensation. The review of executive officers’ performance includes a mix of financial and non-financial measures. In addition to business results, employees are expected to uphold a commitment to integrity, maximize the development of each individual and continue to improve the environmental quality of the Company’s services and operations.

In order to continue to attract and retain the best employees, the Compensation Committee believes the executive compensation packages provided to the Company’s executives, including the Named Executive Officers, should include both cash and stock-based compensation. The Compensation Committee and the Chief Executive Officer (“CEO”) compare the Company’s compensation practices to general industry comparative parameters, but do not formally benchmark officer compensation against any peer group. In fiscal 2013, the Compensation Committee retained Lockton Companies (“Lockton”) as its independent compensation consultant to assist with the assessment of our current executive compensation program and advise the Compensation Committee on a comprehensive compensation strategy and program for key employees. In particular, Lockton provided advice on our compensation philosophy and assisted in the development of our new performance-based incentive plan discussed in more detail below. Lockton’s work for the Compensation Committee did not raise any conflicts of interest in 2013.

Competitive Considerations

We believe competition for talented employees goes well beyond the seismic industry to include oil and gas companies, development companies and oilfield service companies. Many of the companies with whom we compete for top level talent are larger and have more financial resources than we do. Both our Compensation Committee and CEO consider known information regarding the compensation practices of likely competitors, to the extent that such information is available from public sources, to form a general understanding of our competitors’ current compensation practices when reviewing and setting the compensation of all our officers, including the Named Executive Officers.

Role of Chief Executive Officer in Compensation Decisions

On an annual basis, our CEO reviews the performance of each of the other Named Executive Officers and, based on this review, makes recommendations to the Compensation Committee with respect to the compensation of the Named Executive Officers, excluding himself. Our CEO considers internal pay equity issues, individual contribution and performance, competitive pressures and company performance in making his recommendations to the Compensation Committee. The Compensation Committee may accept or adjust such recommendations at its discretion. Except with respect to the profit sharing plan and our new performance-based incentive plan, the Compensation Committee, under the direction of the Lead Director, as applicable, has the sole responsibility for evaluating the compensation of our CEO.

Establishing Executive Compensation

Consistent with our compensation objectives, the Compensation Committee has structured our annual and long-term incentive-based executive compensation to attract and retain the best talent, reward financial success and closely align executives’ interests with the Company’s interests. In setting the compensation, the Compensation Committee reviews total direct compensation for the Named Executive Officers, which includes salary, short-term cash incentives and long-term equity incentives. The appropriate level and mix of incentive compensation is not based upon a formula, but is a subjective determination made by the Compensation Committee.

We do not have a policy of stock ownership requirements. In addition, we do not currently have any employment contracts or change of control agreements for our named executive officers, although equity issued pursuant to our 2006 Stock and Performance Incentive Plan is subject to accelerated vesting as described below in “Potential Payments Upon a Change of Control or Termination.”

The Compensation Committee reviews compensation matters from time to time during the year. The Compensation Committee typically recommends the accrual of amounts for the cash bonus and profit sharing plan shortly prior to or during the first quarter of a fiscal year and then recommends the allocation of the accrued amounts in the first quarter of the following fiscal year. Beginning in fiscal 2014, the Compensation Committee intends to set both Company and individual performance targets for our new performance-based incentive plan during this same period. In addition, the Compensation Committee generally performs its annual review of officer salaries during the middle of each fiscal year. Since fiscal 2011, up to 5% of officer salaries, including salaries of our Named Executive Officers, have been deferred and paid as a lump-sum payment at the end of the calendar year. The Compensation Committee has determined not to defer a portion of the salaries during fiscal 2014, but instead to include such amount in the regular base salary paid throughout the year.

Elements of Compensation

The components of compensation for our Named Executive Officers includes the following elements:

Element	Form of Compensation	Purpose
Base Salary	Cash	Provide competitive, fixed compensation to attract and retain executive talent.

Short-Term Incentive	Cash Bonus, Profit Sharing (prior to fiscal 2014) and Performance-Based Incentive Plan (during and after fiscal 2014)	Create a strong financial incentive for achieving financial success and for the competitive retention of executives.

Long-Term Equity Incentive	Stock Option and Restricted Stock or Restricted Stock Unit Grants	Provide incentives to strengthen alignment of executive team interests with Company interests, reward long-term achievement and promote executive retention.

Health, Retirement and Other Benefits	Eligibility to participate in plans generally available to our employees, including 401(k); profit-sharing; health; life insurance and disability plans	Plans are part of broad-based employee benefits.

Base Salary

The Compensation Committee believes base salary is a critical element of executive compensation because it provides executives with a base level of monthly income. We do not have a formal salary program with salary grades or salary ranges. Instead salary increases are awarded periodically based on individual performance, when allowed by economic conditions. The Compensation Committee determines the base salary of each Named Executive Officer based on his or her position and responsibility. During its review of base salaries for executives, the Compensation Committee primarily considers the internal value of the position relative to other positions, external value of the position or comparable position, individual performance and ability to represent our Company’s values. For Named Executive Officers other than the CEO, the Compensation Committee also considers the recommendations of the CEO. The Compensation Committee typically considers base salary levels annually as part of its review of our performance and from time to time upon a promotion or other change in job responsibilities.

Short-Term Incentive Compensation

Historically, our short-term compensation for executives has consisted of participation in our profit sharing program and discretionary cash bonuses. Beginning in fiscal 2014, executives are eligible to participate in our newly-adopted performance-based incentive plan, known as the 2014 Annual Incentive Plan (the “2014 Plan”), in lieu of the profit sharing program.

During fiscal 2011 and 2012, the Named Executive Officers participated in our profit sharing program, along with all other eligible employees. The profit sharing program is designed to award our employees for the financial success of the Company. With respect to each fiscal year, our Board of Directors, acting on the recommendation of our Compensation Committee, determines a pool amount available to be allocated in the first quarter of the following fiscal year to all eligible employees, which historically has included the Named Executive Officers. For fiscal 2013 and 2012, our Board of Directors set the pool at 5% of the pre-tax net income for the applicable fiscal year.

In past years, management, pursuant to the guidelines set forth by the Board of Directors, has distributed the pool amount to eligible employees based upon a bonus value consisting of (i) base salary at the time of calculation, times (ii) a seniority factor (which reflects each employee’s length of service with the Company), times (iii) an internal value, or “position code.” Such bonus value would be divided by the aggregate amount of all eligible employees’ bonus values to obtain a “bonus pool pro rata share factor,” which would be used to allocate the bonus pool to each eligible employee on a pro rata basis (with higher bonus pool pro rata share factors receiving a higher percentage of the bonus pool). The position code starts at 1 for all employees and increases pursuant to the internal value of the position up to 1.25 for officers and other key employees. While in recent years the Company has weighted the three factors comprising the formula equally, management periodically reassesses the formula based on its assessment of the appropriate balance and relevance of the individual factors in order to retain key individuals. The profit sharing awards paid to our Named Executive Officers for fiscal 2012 and 2013 are included in the Summary Compensation Table on page 38. The seniority factors of each Named Executive Officer for fiscal 2012 were as follows: Mr. Jumper — 21.64; Ms. Hagan — 20.68; Mr. Tobias — 20.06; Mr. Thomas — 15.38; and Mr. Forsdick — 19.03. The seniority factors of each of the Named Executive Officers for fiscal 2013 were as follows: Mr. Jumper — 21.90; Ms. Hagan — 20.96; Mr. Tobias — 20.36; Mr. Thomas — 15.88; and Mr. Forsdick — 19.36. Each of the Named Executive Officers had a position code of 1.25 for fiscal 2012 and 2013.

We have from time to time used short-term incentive compensation in the form of discretionary cash bonuses to meet market and competitive demands. Bonus amounts are based upon a variety of factors including perceived competitive pressures, base salary, internal value of the position and seniority. No discretionary cash bonuses were paid to our Named Executive Officers with respect to fiscal 2014, 2013 or 2012.

On November 19, 2013, the Compensation Committee adopted the 2014 Plan. Under the Plan, the payment of performance-based cash incentives related to fiscal 2014 performance may be made to participating employees, including the Named Executive Officers, based on the achievement of Company-wide targets related to EBITDA (the “Company goal”) and the attainment of personal goals to be established for each participating employee (“personal goals”). Accordingly, the 2014 Plan is designed to align the efforts and results of individual employees with the Company’s financial business objectives and rewards and recognizes participating employees when the Company and the participating employee perform at or above expected levels.

The Compensation Committee has determined that the fiscal 2014 target incentive amounts for Messrs. Jumper, Tobias, Thomas and Forsdick and Ms. Hagan would be 20%, 15%, 15%, 10% and 15%, respectively, of their annual base salaries. Actual incentive amounts paid to the named executive officers may be more or less than the target incentive amounts based on the level of attainment of the Company goal and personal goals. Incentive amounts are first determined based upon the level of attainment of the Company goal. The incentive amount paid to a participating employee is then adjusted to reflect the attainment of personal goals by increasing or decreasing the incentive amount within a range of 25% to 125%.

The Compensation Committee has delegated to Mr. Jumper the authority to determine the final incentive amounts that are payable to participating employees (other than Mr. Jumper) based upon criteria set forth in the Plan. The Compensation Committee has retained the authority to determine the final incentive amount payable to Mr. Jumper based upon the criteria set forth in the Plan.

Long-Term Equity Incentive Compensation

Long-term equity incentives encourage participants to focus on long-term performance and provide an opportunity for executive officers and certain designated key employees to increase their stake in our Company through, among other things, grants of stock options, restricted stock and restricted stock units. By using a mix of stock options, restricted stock and restricted stock unit grants, we are able to compensate our Named Executive Officers for sustained increases in our stock performance as well as long-term growth. The Compensation Committee makes the determination whether to grant stock options, restricted stock or restricted stock units by weighing the financial effects on the Company and the benefits and drawbacks of each type of award for the Named Executive Officers. Such determination is made at the time of the grant.

In fiscal 2012, our Compensation Committee approved restricted stock grants to the Named Executive Officers, other officers and certain other employees. In addition to rewarding these individuals for our long-term success and aligning the interests of the Named Executive Officers with the Company, these grants also help us to retain talented employees because the shares cannot be sold during a three-year restricted period. We determine the fair value of the restricted stock by taking the average of the high and low price of our Common Stock on the NASDAQ Global Select Market on the date of grant, and we recognize these costs, net of estimated forfeitures, over the vesting period of the restricted stock. The restricted shares granted in fiscal 2012 were awarded under our 2006 Stock and Performance Incentive Stock Plan and vest on the third anniversary of the date of grant. We intend to grant restricted stock units instead of making direct grants of restricted stock to our Named Executive Officers due to the greater administrative simplicity of the units. The restricted stock units are otherwise intended to function in the same manner as direct grants of restricted stock.

In previous years, the Compensation Committee has also awarded long-term equity incentive compensation in the form of stock option grants to the Named Executive Officers, other officers and certain other employees. For these awards, the exercise price of the stock options equaled the average of the high and low trading price of our Common Stock on the NASDAQ Global Select Market on the date of grant. We have not granted options with an exercise price that is less than the average of the high and low trading price of our Common Stock on the NASDAQ Global Select Market on the date of grant, and we have not made grants with a grant date that occurs before the Board of Directors’ action. We determine the fair value of each stock option on the date of grant using the Black-Scholes option pricing model, and we recognize these costs, net of estimated forfeitures, over the vesting period of the stock options. We did not award any stock options in fiscal 2014, 2013 or 2012.

Our Compensation Committee recommends to our Board of Directors the equity awards to be made to each Named Executive Officer prior to the grant of such equity awards by the Board of Directors. Although the Compensation Committee does not use a set formula to make these grants, the Compensation Committee generally determines awards based on a number of factors, including the current price of our stock, individual merit, the Company’s overall performance, and the individual’s overall compensation package. The Company’s ultimate goal with any equity award is to align executive interests with Company interests, to reward long-term achievement and to promote retention. Grants of equity may be made at any time during the year, although typically an award is made to each Named Executive Officer at the beginning of each fiscal year. We do not time the release of material non-public information with the purpose of affecting the value of executive compensation.

We have one equity compensation plan, the 2006 Stock and Performance Incentive Plan (the “2006 Plan”). The 2006 Plan provided 750,000 shares of authorized but unissued shares of our Common Stock to be awarded to our officers, directors, employees and consultants. These awards can be made in various forms, including options, restricted stock and restricted stock unit grants. Stock option grant prices awarded under the 2006 Plan may not be less than the fair market value of the Common Stock subject to such option on the grant date, and the term of stock options may extend no more than ten years after the grant date. Our Compensation Committee selects the employees and consultants to whom the awards will be granted and determines the number and type of awards to be granted to such individuals. Our Board of Directors selects the non-employee directors eligible to whom awards will be granted and determines the number and type of award to be granted to such individuals. All of our employees, non-employee directors and consultants are eligible to receive awards under the 2006 Plan. The 2006 Plan has a term of ten years from its November 28, 2006 effective date, such that no additional awards may be made on or after such ten-year anniversary date. See “Equity Compensation Plan Information” on page 18 for more information on the number of the shares available under the 2006 Plan.

Health, Retirement and Other Benefits

401(k) Plan. We include a 401(k) plan as part of our employee benefits package in order to retain quality personnel. This plan is a tax-qualified retirement savings plan under which all employees, including the Named Executive Officers, are able to contribute to the plan the lessor of up to 100% of their annual eligible compensation or the limits prescribed by the Internal Revenue Service on a pre-tax or Roth after-tax basis. During fiscal 2014, we elected to match 100% of employee contributions up to a maximum of 6% of the participant’s gross eligible compensation or the limits prescribed by the Internal Revenue Service. Our matching contributions for all of our employees during fiscal 2014 were approximately $1,895,000. All contributions to the plan as well as our matching contributions are fully vested upon contribution. Our Board of Directors approved the matching of employee contributions up to a maximum of 6% of gross salary for fiscal 2015.

Health and Life. We offer major medical, dental and life insurance to all eligible employees. We also provide the following other insurance benefits to the majority of our salaried employees, including the Named Executive Officers:

•	Life insurance — up to two times annual earnings with limitations based on age and a maximum benefit of $400,000; and

•	Long-term disability — 60% of monthly earnings up to $10,000 per month.

Executive Benefits and Perquisites

We provide our Named Executive Officers with perquisites and other personal benefits that are believed to be reasonable and consistent with the overall compensation program to better enable us to attract and retain superior employees for key positions. Our Compensation Committee reviews the levels of these perquisites and other personal benefits provided to the Named Executive Officers on an annual basis.

COMPENSATION COMMITTEE REPORT

To the Shareholders of Dawson Geophysical Company:

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis, above, with management. Based on this review and discussion, the Compensation Committee recommended to the Board of

Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year ended September 30, 2014.

Submitted by the Compensation Committee of the Board of Directors

Gary M. Hoover, Ph.D (Chairman)
Craig W. Cooper
Tim C. Thompson

December 15, 2014

EXECUTIVE COMPENSATION

The following narrative, tables and footnotes describe the “total compensation” earned during fiscal years 2014, 2013 and 2012 by our Named Executive Officers. The total compensation presented below in the Summary Compensation Table does not reflect the actual compensation received by our Named Executive Officers in such fiscal years.

The individual components of the total compensation reflected in the Summary Compensation Table are broken out below:

Salary — The table reflects base salary earned during fiscal 2014, 2013 and 2012. See “Compensation Discussion and Analysis — Elements of Compensation — Base Salary.”

Bonus — In fiscal 2013 our Named Executive Officers participated in our profit sharing plan. See “Compensation Discussion and Analysis — Elements of Compensation — Short-Term Incentive Compensation.” No compensation under the 2014 Plan is reflected in the table because no incentive payments have been awarded yet under such plan.

Stock Awards — The awards disclosed under the heading “Stock Awards” consist of grants of restricted stock or restricted stock units to our Named Executive Officers in fiscal 2012 and 2014.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for services to the Company during the fiscal years ended September 30, 2014, 2013 and 2012:

Principal Position	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Stephen C. Jumper	2014	457,288	(1)	9,240	184,793	40,375	691,696
Chief Executive Officer and President	2013	414,615	(1)	26,302	—	47,548	488,465
	2012	385,000	(1)	15,593	353,250	22,830	776,673

Christina W. Hagan	2014	247,173	(1)	3,750	74,978	15,124	341,025
Executive Vice President, Secretary and Chief Financial Officer	2013	238,308	(1)	13,623	—	19,328	271,259
	2012	231,000	(1)	8,940	176,625	14,113	430,678

C. Ray Tobias	2014	311,904	(1)	4,725	94,474	31,166	442,269
Executive Vice President and Chief Operating Officer	2013	276,846	(1)	16,676	—	23,838	317,360
	2012	253,000	(1)	9,500	235,500	16,555	514,555

James W. Thomas	2014	237,308	(1)	3,450	68,970	28,118	337,846
Executive Vice President and Chief Technology Officer	2013	223,846	(1)	9,495	—	28,352	261,693
	2012	211,046	(1)	6,333	211,950	14,173	443,502

Kermit S. Forsdick	2014	222,362	(1)	2,250	22,500	37,229	284,341
Senior Vice President	2013	219,600	(1)	11,323	—	15,612	246,535
	2012	216,225	(1)	7,701	117,750	10,864	352,540

(1)	Includes a lump-sum deferred salary payment for the following Named Executive Officers: Mr. Jumper — $17,500; Ms. Hagan — $10,500; Mr. Tobias — $11,500; Mr. Thomas — $8,800 ($10,000 in fiscal 2013 and 2012); and Mr. Forsdick — $9,800. These amounts represent up to 5% of the salary for the Named Executive Officers. The Compensation Committee has determined not to defer a portion of the salaries during fiscal 2014, but instead to include such amount in the regular base salary paid throughout the year.
(2)	Includes amounts payable pursuant to our profit-sharing plan as described above in “Compensation Discussion and Analysis — Elements of Compensation — Short-Term Incentive Compensation.”
(3)	The amounts in this column represent the aggregate grant date fair value of the restricted stock and restricted stock unit awards granted to the named executive officers during the fiscal year ended September 30, 2014 and September 30, 2012 computed in accordance with ASC Topic 718, except that no assumption for forfeitures was included.
(4)	The amount shown in this column includes the matching contributions under our 401(k) plan for the following Named Executive Officers for fiscal 2014, 2013 and 2012, respectively: Mr. Jumper — $17,652, $24,277 and $20,766; Ms. Hagan — $13,444, $12,711 and $12,049; Mr. Tobias — $17,313, $16,478, and $14,490; Mr. Thomas — $14,808, $13,431 and $12,135; and Mr. Forsdick — $6,900, $9,400 and $8,800.

Outstanding Equity Awards At Fiscal Year End 2014

The following table provides information regarding the value of all unexercised options and unvested restricted stock previously awarded to our Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares units or other rights that have not vested ($)
Stephen C. Jumper	15,000	—	—	18.91	12/2/2018	15,000	(2)	377,816.76
						5,782	(3)
Christina W. Hagan	10,000	—	—	18.91	12/2/2018	7,500	(2)	179,000.28
						2,346	(3)
C. Ray Tobias	10,000	—	—	18.91	12/2/2018	10,000	(2)	235,540.08
						2,956	(3)
James W. Thomas	5,000	—	—	18.91	12/2/2018	9,000	(2)	202,852.44
						2,158	(3)
Kermit S. Forsdick	5,000	—	—	18.91	12/2/2018	5,000	(2)	103,698.72
						704	(3)

(1)	The market value was computed by multiplying the closing market price of the Common Stock at fiscal year-end 2014 ($18.18) times the number of restricted shares that have not vested.
(2)	Vests in one installment on 06/08/2015.
(3)	Vests in one installment on 12/04/2016.

Stock Vested for Fiscal 2014

No stock options were exercised or restricted stock awards vested by the Named Executive Officers during fiscal 2014.

Grants of Plan-Based Awards

The following table reports all grants of plan-based awards made during fiscal 2014 to our Named Executive Officers:

Name	Grant Date	Approval Date	All other stock awards: number of shares of stock or units (#)	Equity incentive All other option awards: number of securities underlying options (#)	Exercise or base price of options awards ($/Sh)	Grant date fair value of stock and option awards (2)
Stephen C. Jumper	12/4/2013	11/19/2013	5,782		31.96	$184,793
Christina W. Hagan	12/4/2013	11/19/2013	2,346		31.96	$74,978
C. Ray Tobias	12/4/2013	11/19/2013	2,956		31.96	$94,474
James W. Thomas	12/4/2013	11/19/2013	2,158		31.96	$68,970
Kermit S. Forsdick	12/4/2013	11/19/2013	704		31.96	$22,500

(1)	All grants made to Named Executive Officers in fiscal 2014 were grants of restricted shares made pursuant to the 2006 Plan. These shares vest on the third anniversary of the original grant date.
(2)	Represents the aggregate grant date fair value of the award computed in accordance with ASC 718.

Pension Benefits

Our only retirement plan for our employees, including our Named Executive Officers, is our 401(k) plan. We do not have a pension plan in which our Named Executive Officers are eligible to participate.

Non-Qualified Deferred Compensation

We do not have a non-qualified deferred compensation plan.

POTENTIAL PAYMENTS UPON A CHANGE OF CONTROL OR TERMINATION

Employment Agreements

Employment Agreements. On March 11, 2014, the Company entered into employment agreements (the “Employment Agreements”) with Messrs. Jumper, Tobias, Thomas and Ms. Hagan, four of the Company’s Named Executive Officers. Each Employment Agreement establishes the duties, title and compensation of the executive officer entering into such agreement and is for a three year term, which automatically extends for one additional calendar year on each anniversary of the effective date of the Employment Agreement (unless either the Company or the executive officer provides written notice of the intent not to so extend the Employment Agreement). Each Employment Agreement identifies the executives’ compensation as consisting of (1) a base salary and (2) a bonus, which may be awarded at the discretion of the Board for any fiscal year ending during the term of an Employment Agreement.

The Employment Agreements provide that if the executive officer’s employment is terminated, he or she will receive any accrued and unpaid base salary as of the effective date of his or her termination and any employment benefits that have fully accrued and vested but have not been paid, in each case, as of the effective date of the termination of his or her employment and otherwise in accordance with applicable law. Further, if, during the term of an Employment Agreement, the executive officer’s employment is terminated by the Company without cause or by the executive officer for good reason (as each term is defined in the applicable Employment Agreement): (i) the executive officer will receive periodic severance payments in an amount equal to the continuation of the executive officer’s then-current base salary for the remainder of the term of the Employment Agreement, (ii) all award agreements in effect between the Company and the executive officer under the Company’s 2006 Stock and Performance Incentive Plan will become automatically fully vested and exercisable, (iii) the executive officer will be entitled to a lump sum payment equal to the cost to the executive officer under COBRA to extend his or her then-current group health plan benefits for 18 months following the date of termination and (iv) the executive officer will be entitled to a lump sum payment equal to the prorated amount of the bonus, if any, the executive officer was eligible to earn pursuant to the Company’s annual incentive plan or similar arrangement, during the calendar year or fiscal year, as applicable, of his or her termination.

Mr. Forsdick, the only other current Named Executive Officer, has not entered into an employment agreement with the Company.

Restrictive Covenants. Upon termination, for the longer of (x) one year after the date of termination or (y) any period of time after the date of termination during which such executive is receiving severance payments from the Company pursuant to certain sections of the applicable Employment Agreement, the executive officers is prohibit from (1) competing with, (2) soliciting the customers of or (3) soliciting the employees of the Company. The Employment Agreements also prohibit the executives from disparaging the Company for five years after the date of termination of employment.

Tax Provisions. Pursuant to the Employment Agreements, the Company and the covered executive officers have agreed to a policy with respect to severance payments made following a change in control. Pursuant to that policy, if the payments to be made to an executive officer are “parachute payments” pursuant to Section 280G of the Internal Revenue Code and are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the severance benefit will be either: (i) paid in full; or (ii) reduced to the extent that would result in no portion of the payment being subject to excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax under Section 4999 of the Internal Revenue Code, results in the receipt of the greater after-tax payments (taking into account the applicable federal, state and local income taxes, the excise tax imposed by Section 4999 of the Internal Revenue Code and all other taxes (including any interest and penalties) payable by the executive officer). This provision benefits the Company by reducing the amount of payments that otherwise could be subject to the provisions of Section 280G of the Internal Revenue Code which would limit the ability of the Company to take tax deductions with respect to such payments.

The 2006 Plan and Our Award Agreements

The 2006 Plan does permit accelerated vesting of stock awards in the event of a change of control or upon termination of employment as described below.

        In the event of a “change of control,” all awards granted under our 2006 Plan immediately vest and become fully exercisable and any restrictions applicable to the award lapse. All stock options and stock appreciation rights will remain exercisable until (a) the expiration of the term of the award or, (b) if the participant should die before the expiration of the term of the award, until the earlier of: (i) the expiration of the term of the award or (ii) two (2) years following the date of the participant’s death. Our 2006 Plan form stock option and restricted stock agreements define a “change of control” as occurring when (i) any “person” (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the total voting power of the Company’s then outstanding securities; (ii) the individuals who were members of the Board of Directors of the Company immediately prior to a meeting of the shareholders of the Company involving a contest for the election of directors shall not constitute a majority of the Board of Directors following such election unless a majority of the new members of the Board were recommended or approved by majority vote of members of the Board of Directors immediately prior to such shareholders’ meeting; (iii) the Company shall have merged into or consolidated with another corporation, or merged another corporation into the Company, on a basis whereby less than fifty percent (50%) of the total voting power of the surviving corporation is represented by shares held by former shareholders of the Company prior to such merger or consolidation; or (iv) the Company shall have sold, transferred or exchanged all, or substantially all, of its assets to another corporation or other entity or person.

In addition our form stock option and restricted stock agreements also provide for accelerated vesting upon death or disability or if a participant’s employment is terminated by the Company for reasons other than cause. Stock options which are accelerated under this provision may be exercised in whole or in part until their expiration pursuant to the terms of the stock option agreement or the 2006 Plan.

If a change in control or termination of employment as described above were to have occurred as of September 30, 2014, restricted stock held by our Named Executive Officers would have automatically vested, as follows:

•	Mr. Jumper held 20,782 shares of restricted stock that would have become fully vested as a result of such change in control or termination of employment as discussed above, subject to additional restrictions in the Employment Agreement between Mr. Jumper and the Company;

•	Ms. Hagan held 9,846 shares of restricted stock that would have become fully vested as a result of such change in control or termination of employment as discussed above, subject to additional restrictions in the Employment Agreement between Ms. Hagan and the Company;

•	Mr. Tobias held 12,956 shares of restricted stock that would have become fully vested as a result of such change in control or termination of employment as discussed above, subject to additional restrictions in the Employment Agreement between Mr. Tobias and the Company;

•	Mr. Thomas held 11,158 shares of restricted stock that would have become fully vested as a result of such change in control or termination of employment as discussed above, subject to additional restrictions in the Employment Agreement between Mr. Thomas and the Company;

•	Mr. Forsdick held 5,704 shares of restricted stock that would have become fully vested as a result of such change in control or termination of employment as discussed above.

The immediately preceding discussion of payments that may occur upon a change in control only address employment agreements and award plans that are currently effective, and do not address the treatment of such agreements and awards in connection with the Merger. For more information regarding the treatment of the current Employment Agreements and awards under the 2006 Plan, as well as the restated employment agreements entered into between certain of the Company’s Named Executive Officers and TGC that will become effective upon the Effective Time of the Merger, please see the joint proxy statement/prospectus on Form S-4 filed by TGC on November 6, 2014.

COMPENSATION POLICIES AND PRACTICES AND RISK MITIGATION

The Compensation Committee periodically reviews the Company’s compensation policies and practices to ensure that they do not encourage excessive risk-taking. The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended September 30, 2014, our Compensation Committee was composed of Messrs. Hoover, Cooper and Thompson. No member of the Compensation Committee during fiscal 2014 was a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K as adopted by the SEC. None of our executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on our Board of Directors or our Compensation Committee.

DIRECTOR COMPENSATION

All of our non-employee directors receive annual compensation of $24,000. Each non-employee director also receives a fee of $2,000 for each regular Board of Directors meeting attended. In addition, the chairman of the Audit Committee and the Lead Director both receive an additional fee of $500 per month. In fiscal 2014, each non-employee director also received a stock grant of our Common Stock worth $36,000, other than Mr. Vander Ploeg, who was granted Common Stock worth $21,000 based on joining the Board in March, 2014. We also reimburse reasonable expenses incurred by our directors in attending meetings and other company business. None of the reimbursements for our non-employee directors exceeded the $10,000 threshold in fiscal 2014 and consequently are not included in “Director Compensation for Fiscal 2014” below.

Directors who are also full-time officers or employees of our Company receive no additional compensation for serving as directors. Currently, Mr. Jumper is a member of our Board of Directors and an executive officer of the Company. Mr. Jumper’s compensation is set forth under “Compensation Discussion and Analysis” and “Executive Compensation,” below.

The table below summarizes the total compensation paid to or earned by each of our non-employee directors during fiscal 2014.

Director Compensation For Fiscal 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	All Other Compensation ($)	Total ($)
Ted R. North	42,000	36,000	—	78,000
Craig W. Cooper	40,000	36,000	—	76,000
Tim C. Thompson	36,000	36,000	—	72,000
Gary M. Hoover, Ph.D	36,000	36,000	—	72,000
Mark A Vander Ploeg	20,000	21,000	—	41,000

(1)	The amounts in this column reflect the dollar amount we recognized as an expense with respect to stock awards for financial statement reporting purposes during the fiscal year ended September 30, 2014, in accordance with ASC 718, “Compensation — Stock Compensation.” These amounts also reflect the grant date fair value of each stock award of $13.36 per share. See Note 7 to our audited financial statements included in our 2013 Annual Report on Form 10-K for the assumptions made in our valuation of these stock awards.
(2)	For fiscal 2014, the directors listed in the above table earned the following grant of stock from the Dawson Geophysical Company 2006 Stock and Performance Incentive Plan: Mr. North — 2,694, Mr. Cooper —2,694, Mr. Thompson — 2,694, Mr. Vander Ploeg — 1,571 and Mr. Hoover — 2,694. At December 1, 2014 the directors listed in the above table held the following aggregate outstanding shares of Common Stock: Mr. North — 10,324, Mr. Cooper — 16,651, Mr. Thompson —14,324, Mr. Vander Ploeg — 6,321 and Mr. Hoover — 14,324.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10-K.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of November 28, 2014, by beneficial owners of more than five percent of our Common Stock, each of our Directors and executive officers individually and all executive officers and Directors as a group.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
SECURITY OWNERSHIP OF 5% HOLDERS
Paradigm Capital Management	802,309	(3)	9.95%
Dimensional Fund Advisors LP	628,626	(4)	7.80%
Beddow Capital Management Incorporated	522,281	(5)	6.48%
SECURITY OWNERSHIP OF MANAGEMENT
Stephen C. Jumper	71,552	(6)	*
Christina W. Hagan	68,212	(6)	*
C. Ray Tobias	38,850	(6)	*
James W. Thomas	20,059	(6)	*
Kermit S. Forsdick	11,920	(6)	*
Tim C. Thompson	11,630		*
Gary M. Hoover, Ph.D	11,630		*
Ted R. North	7,630		*
Craig W. Cooper	13,957		*
Mark A. Vander Ploeg	4,750		*
All directors and executive officers as a group (10 persons)	260,190		3.23%

*	Indicates less than 1% of the outstanding shares of Common Stock.
(1)	Unless otherwise noted, the filing person’s address is 508 West Wall, Suite 800, Midland, TX 79701.
(2)	As of November 28, 2014, there were 8,065,233 shares of Common Stock issued and outstanding. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to all shares listed.
(3)	As reported on Schedule 13F-HR filed with the SEC on November 14, 2014. The filing person’s address is 9 Elk Street, Albany, NY 12207.

(4)	As reported on Schedule 13F-HR filed with the SEC on November 13, 2014. The filing person’s address is 6300 Bee Cave Road, Building One, Austin, Texas 78746.
(5)	As reported on Schedule 13F-HR filed with SEC on November 13, 2014. The filing person’s address is 250 Healdsburg Avenue, Suite 202, Healdsburg, CA, 95448.
(6)	Includes shares subject to options exercisable within 60 days of the record date as follows: Mr. Jumper —15,000 shares; Ms. Hagan — 10,000 shares; Mr. Tobias — 10,000 shares; Mr. Thomas — 5,000 shares; Mr. Forsdick — 5,000 shares. Does not include unvested restricted stock units granted under the 2006 Stock and Performance Incentive Plan, none of which will vest within 60 days of the date hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Transactions with related persons are reviewed, approved or ratified in accordance with the policies and procedures set forth in our code of business conduct and ethics, our Audit Committee charter, the procedures described below with respect to director and officer questionnaires and the other procedures described below.

Our code of business conduct and ethics provides that directors, officers, and employees must avoid situations that involve, or could appear to involve, “conflicts of interest” with regard to the Company’s interest. Exceptions may only be made after review of fully disclosed information and approval of specific or general categories by senior management (in the case of employees) or the Board of Directors (in the case of officers or directors). Any employee, officer or director who becomes aware of a conflict or potential conflict of interest should bring the matter to the attention of a supervisor or other appropriate personnel.

A “conflict of interest” exists when a person’s private interest interferes in any way with the interests of the Company. Conflicts of interest generally interfere with the person’s effective and objective performance of his or her duties or responsibilities to the Company. Our code of business conduct and ethics sets forth several examples of how conflicts of interest may arise, including when:

•	a director, officer or employee or members of their immediate family, receive improper personal benefits because of their position with the Company;

•	the Company gives loans, or guarantees obligations of directors, officers, employees or their immediate family members; or

•	the director, officer, employee or their immediate family members use Company property or confidential information for personal use.

Our Audit Committee also has the responsibility, according to its charter, to review, assess and approve or disapprove conflicts of interest and related-party transactions.

Each year we require all our directors, nominees for director and executive officers to complete and sign a questionnaire in connection with the solicitation of proxies for use at our annual general meeting of members. The purpose of the questionnaire is to obtain information, including information regarding transactions with related persons, for inclusion in our Proxy Statement or Annual Report.

In addition, we annually review SEC filings made by beneficial owners of more than five percent of any class of our voting securities to determine whether information relating to transactions with such persons needs to be included in our Proxy Statement or Annual Report.

Based on these reviews, our Board of Directors has determined that the Company did not engage in any transactions during the fiscal year ended September 30, 2014 with related persons which would require disclosure under Item 404 of Regulation S-K as adopted by the SEC, and there are currently no such proposed transactions.

INDEPENDENT DIRECTORS

The information required with respect to the identities of our directors and the membership of the auditing, nomination and compensation committees is set forth in Item 10 of this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Fees. The aggregate fees billed for fiscal 2014 and 2013 for professional services rendered by the principal independent accountant, Ernst & Young LLP, for the audit of our annual financial statements, review of our quarterly reports on Form 10-Q and audit of our internal controls over financial reporting, were $600,000 and $425,000, respectively.

Audit-Related Fees. There aggregate fees billed in fiscal 2014 and 2013 for professional services rendered by KPMG LLP for consent were $35,000 and $52,205, respectively.

Tax Fees. There were no fees billed in each of the last two fiscal years for tax services provided by either of the principal independent accountants, Ernst & Young LLP or KPMG LLP.

All Other Fees. The aggregate fees billed in fiscal year 2014 for professional services provided by the principal independent accountant, Ernst & Young LLP, for due diligence work were $326,612. There were no other fees billed in fiscal year 2014 other than those reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

The Audit Committee’s policy on pre-approval of fees and other compensation paid to the independent registered accounting firm requires the Audit Committee to approve all services and fees of the principal independent accountant prior to commencement of any services. All fees paid in 2014 were approved in accordance with these procedures. All of the work performed in auditing our financial statements for the last two fiscal years by the principal independent accountants, Ernst & Young LLP, has been performed by their full-time, permanent employees.

AUDIT COMMITTEE REPORT

To the Shareholders of Dawson Geophysical Company:

It is the responsibility of the members of the Audit Committee to contribute to the reliability of the Company’s financial statements. In keeping with this goal, the Board of Directors adopted a written charter for the Audit Committee, which is posted on the Company’s website at http://www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section. The Audit Committee is satisfied with the adequacy of the charter based upon its evaluation of the charter during fiscal 2014. The Audit Committee met thirteen times during fiscal 2014. The members of the Audit Committee are independent directors.

The Audit Committee oversees the Company’s financial reporting process on behalf of the entire Board of Directors. Management has the primary responsibility for the Company’s financial statements and the reporting process, including the systems of internal controls. The primary responsibilities of the Audit Committee are to select and retain the Company’s auditors (including review and approval of the terms of engagement and fees), to review with the auditors the Company’s financial reports (and other financial information) provided to the SEC and the investing public, to prepare and publish this report and to assist the Board of Directors with oversight of the following:

•	integrity of the Company’s financial statements;

•	compliance by the Company with standards of business ethics and legal and regulatory requirements;

•	qualifications and independence of the Company’s independent auditors; and

•	performance of the Company’s independent auditors.

The audit committee does not provide any expert or special assurance as to the Company’s financial statements or any professional certification as to the independent auditors’ work.

In the performance of its oversight function, the Audit Committee has reviewed and discussed the quarterly and audited financial statements, including the quality of accounting principles with management and the independent accountants. The Audit Committee (i) reviewed and discussed the Company’s audited consolidated financial statements for the year ended September 30, 2014 with the Company’s management and with the Company’s independent auditors; (ii) discussed with the Company’s independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as currently in effect; and (iii) received the written disclosures and the letter from the Company’s independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountants’ communications with the Audit Committee concerning independence and discussed with the Company’s independent auditors the independent auditors’ independence.

Audit and audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2014 fiscal year for the audit of the Company’s annual financial statements, the review of those financial statements included in the Company’s quarterly reports of Form 10-Q and the audit of our internal controls over financial reporting totaled approximately $600,000.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the financial statements for fiscal 2014 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Submitted by the Audit Committee of the Board of Directors

Ted R. North (Chairman)

Gary M. Hoover, Ph.D
Craig W. Cooper

December 15, 2014

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of the Company appear on pages F-5 through F-21 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive (Loss) Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules.

All schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 15th day of December, 2014.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Jumper	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	12-15-14
Stephen C. Jumper

/s/ Craig W. Cooper	Director	12-15-14
Craig W. Cooper

/s/ Gary M. Hoover	Director	12-15-14
Gary M. Hoover

/s/ Ted R. North	Director	12-15-14
Ted R. North

/s/ Tim C. Thompson	Director	12-15-14
Tim C. Thompson

/s/ Mark A. Vander Ploeg	Director	12-15-14
Mark A. Vander Ploeg

/s/ Christina W. Hagan	Executive Vice President, Secretary and Chief Financial Officer (principal financial and accounting officer)	12-15-14
Christina W. Hagan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dawson Geophysical Company

We have audited Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Dawson Geophysical Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dawson Geophysical Company as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2014 of Dawson Geophysical Company and our report dated December 15, 2014 expressed and unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

December 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dawson Geophysical Company

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dawson Geophysical Company at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated December 15, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

December 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dawson Geophysical Company:

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of Dawson Geophysical Company for the year ended September 30, 2012. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Dawson Geophysical Company’s operations and its cash flows for the year ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

December 5, 2012

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,753,000	$52,405,000
Short-term investments	27,000,000	23,500,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at September 30, 2014 and September 30, 2013	39,995,000	37,488,000
Prepaid expenses and other assets	2,420,000	737,000
Current deferred tax asset	5,977,000	1,664,000

Total current assets	98,145,000	115,794,000

Property, plant and equipment	337,922,000	325,464,000
Less accumulated depreciation	(173,428,000)	(152,231,000)

Net property, plant and equipment	164,494,000	173,233,000

Total assets	$262,639,000	$289,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,720,000	$15,880,000
Accrued liabilities:
Payroll costs and other taxes	1,998,000	1,850,000
Other	4,097,000	6,154,000
Deferred revenue	801,000	3,438,000
Current maturities of notes payable and obligations under capital leases	6,752,000	9,258,000

Total current liabilities	24,368,000	36,580,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	4,933,000	3,697,000
Deferred tax liability	33,808,000	35,690,000

Total long-term liabilities	38,741,000	39,387,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,065,233 and 8,056,943 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	2,688,000	2,686,000
Additional paid-in capital	96,086,000	94,846,000
Retained earnings	100,973,000	115,528,000
Accumulated other comprehensive loss, net of tax	(217,000)	—

Total stockholders’ equity	199,530,000	213,060,000

Total liabilities and stockholders’ equity	$262,639,000	$289,027,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended September 30,
	2014	2013	2012
Operating revenues	$261,683,000	$305,299,000	$319,274,000
Operating costs:
Operating expenses	223,336,000	234,660,000	258,970,000
General and administrative	16,083,000	13,364,000	11,205,000
Depreciation	40,168,000	37,095,000	32,498,000

	279,587,000	285,119,000	302,673,000

(Loss) income from operations	(17,904,000)	20,180,000	16,601,000
Other income (expense):
Interest income	73,000	63,000	28,000
Interest expense	(535,000)	(660,000)	(629,000)
Other income (expense)	466,000	(13,000)	516,000

(Loss) income before income tax	(17,900,000)	19,570,000	16,516,000

Income tax benefit (expense)
Current	(787,000)	(817,000)	(490,000)
Deferred	6,067,000	(8,273,000)	(4,913,000)

	5,280,000	(9,090,000)	(5,403,000)

Net (loss) income	$(12,620,000)	$10,480,000	$11,113,000

Other comprehensive loss
Net unrealized loss on foreign exchange rate translation, net of tax	$(217,000)	$—	$—

Comprehensive (loss) income	$(12,837,000)	$10,480,000	$11,113,000

Basic (loss) income per share attributable to common stock	$(1.59)	$1.31	$1.40

Diluted (loss) income per share attributable to common stock	$(1.59)	$1.31	$1.39

Cash dividend declared per share of common stock	$0.24	$—	$—

Weighted average equivalent common shares outstanding	7,959,452	7,879,614	7,841,722

Weighted average equivalent common shares outstanding-assuming dilution	7,959,452	7,920,365	7,877,107

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
	Number		Paid-in	Comprehensive	Retained
	Of Shares	Amount	Capital	Loss	Earnings	Total
Balance September 30, 2011	7,910,885	$2,637,000	$91,591,000	—	$93,935,000	$188,163,000
Net income					11,113,000	11,113,000
Stock-based compensation expense			1,245,000			1,245,000
Issuance of common stock as compensation	7,234	3,000	241,000			244,000
Exercise of stock options	9,750	3,000	181,000			184,000
Issuance of restricted stock awards and unearned compensation	103,500	34,000	(34,000)			—

Balance September 30, 2012	8,031,369	2,677,000	93,224,000	—	105,048,000	200,949,000
Net income					10,480,000	10,480,000
Stock-based compensation expense			1,394,000			1,394,000
Issuance of common stock as compensation	14,484	5,000	398,000			403,000
Forfeiture of restricted stock awards	(900)	—	—			—
Shares exchanged for taxes on stock-based compensation	(20,160)	(7,000)	(767,000)			(774,000)
Exercise of stock options	32,150	11,000	597,000			608,000

Balance September 30, 2013	8,056,943	2,686,000	94,846,000	—	115,528,000	213,060,000
Net loss					(12,620,000)	(12,620,000)
Unrealized loss on foreign exchange rate translation				(345,000)
Income tax benefit				128,000

Other comprehensive loss				(217,000)		(217,000)
Stock-based compensation expense			1,054,000			1,054,000
Issuance of common stock as compensation	5,515	2,000	169,000			171,000
Issuance of common stock under stock compensation plans including tax effect	1,500	—	(1,000)			(1,000)
Shares exchanged for taxes on stock-based compensation	(475)	—	(14,000)			(14,000)
Exercise of stock options	1,750	—	32,000			32,000
Dividends paid					(1,935,000)	(1,935,000)

Balance September 30, 2014	8,065,233	$2,688,000	$96,086,000	$(217,000)	$100,973,000	$199,530,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,620,000)	$10,480,000	$11,113,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	40,168,000	37,095,000	32,498,000
Noncash compensation	1,225,000	1,797,000	1,489,000
Deferred income tax (benefit) expense	(6,067,000)	8,273,000	4,913,000
Provision for bad debt	—	63,000	327,000
Other	(57,000)	(118,000)	192,000

Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(2,507,000)	16,168,000	32,670,000
(Increase) decrease in prepaid expenses and other assets	(1,683,000)	25,000	3,359,000
Decrease in accounts payable	(3,467,000)	(2,952,000)	(1,593,000)
Decrease in accrued liabilities	(1,909,000)	(223,000)	(2,439,000)
Decrease in deferred revenue	(2,637,000)	(29,000)	(6,149,000)

Net cash provided by operating activities	10,446,000	70,579,000	76,380,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(35,281,000)	(48,485,000)	(44,832,000)
Proceeds from maturity of short-term investments	29,250,000	10,750,000	500,000
Acquisition of short-term investments	(32,750,000)	(30,250,000)	(4,500,000)
Proceeds from disposal of assets	2,686,000	481,000	252,000

Net cash used by investing activities	(36,095,000)	(67,504,000)	(48,580,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000,000	983,000	9,346,000
Principal payments on notes payable	(10,823,000)	(8,898,000)	(5,814,000)
Principal payments on capital lease obligations	(932,000)	(736,000)	(220,000)
Proceeds from exercise of stock options	32,000	608,000	184,000
Dividends paid	(1,935,000)	—	—

Net cash (used) provided by financing activities	(3,658,000)	(8,043,000)	3,496,000

Effect of exchange rate changes in cash and cash equivalents	(345,000)	—	—

Net (decrease) increase in cash and cash equivalents	(29,652,000)	(4,968,000)	31,296,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,405,000	57,373,000	26,077,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,753,000	52,405,000	$57,373,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$537,000	$688,000	$618,000
Cash paid for income taxes	$735,000	$1,665,000	$262,000
Cash received for income taxes	$3,000	$42,000	$3,258,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accrued purchases of property and equipment	$(1,693,000)	$288,000	$1,405,000
Capital lease obligations incurred	$485,000	$1,296,000	$1,427,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

The Company is a leading provider of onshore seismic data acquisition and processing services. Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries. The Company operates in the lower 48 states of the United States and in Canada.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended September 30, 2014, 2013 or 2012.

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period of the related stock options or restricted stock awards.

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. Dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive (loss) income in the consolidated balance sheets. Foreign currency transaction gains (losses) are included in the Consolidated Statements of Operations and Comprehensive (Loss) Income under other income (expense).

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

The Company had short-term investments at September 30, 2014 and 2013 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per United States banking institution and no single investment exceeded the FDIC insurance limit at September 30, 2014 or 2013.

3.	Fair Value of Financial Instruments

At September 30, 2014 and 2013, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Term Note, the Second Term Note, the Third Term Note and the DSS Term Note (each as defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payables and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Term Note and Second Term Note approximate their fair value due to the fact that the interest rates on the Term Note and Second

Term Note are reset each month based on the prevailing market interest rate. The Company’s Third Term Note approximates its fair value based on a comparison with the prevailing market interest rate. The Company’s DSS Term Note approximates its fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

4.	Property, Plant and Equipment

Property, plant and equipment, together with the related estimated useful lives, were as follows:

	September 30,
	2014	2013	Useful Lives
Land, building and other	$13,848,000	$10,822,000	3 to 40 years
Recording equipment	206,517,000	197,134,000	5 to 10 years
Line clearing equipment	1,084,000	937,000	5 years
Vibrator energy sources	78,119,000	80,309,000	5 to 15 years
Vehicles	36,730,000	35,623,000	1.5 to 10 years
Other(a)	1,624,000	639,000	—

	337,922,000	325,464,000
Less accumulated depreciation	(173,428,000)	(152,231,000)

Net property, plant and equipment	$164,494,000	$173,233,000

(a)	Other represents accumulated costs associated with equipment fabrication and modification not yet completed.

5.	Supplemental Consolidated Balance Sheet Information

Accounts receivable consist of the following at September 30, 2014 and 2013:

	September 30,
	2014	2013
Trade and accrued trade receivables	$39,445,000	$36,751,000
Allowance for doubtful accounts	(250,000)	(250,000)
Accrued receivable for workers’ compensation stop loss policy	355,000	495,000
Other	445,000	492,000

Total accounts receivable	$39,995,000	$37,488,000

Other current liabilities consist of the following at September 30, 2014 and 2013:

	September 30,
	2014	2013
Accrued self-insurance reserves	$1,524,000	$1,865,000
Accrued profit sharing	—	1,313,000
Income and franchise taxes payable	96,000	243,000
Accrued insurance premiums	—	805,000
Other accrued expenses and current liabilities	2,477,000	1,928,000

Total other current liabilities	$4,097,000	$6,154,000

6.	Debt

The Company’s revolving line of credit loan agreement is with Frost Bank (formerly Western National Bank). Western National Bank merged into Frost Bank effective June 20, 2014. The agreement was renewed June 2, 2013 under the same terms as the previous agreement. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of September 30, 2014 and has the full line of credit available for borrowing. The Company has not utilized the revolving line of credit during the fiscal years ended September 30, 2014 or 2013.

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

During fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At September 30, 2014, the Company had leased 101 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	September 30, 2014	September 30, 2013
Term Note	$—	$4,770,000
Second Term Note	2,287,000	5,616,000
Third Term Note	7,594,000	—
DSS Term Note	483,000	801,000
Revolving line of credit	—	—
Obligations under capital leases	1,321,000	1,768,000

	$11,685,000	$12,955,000
Less current maturities of notes payable and obligations under capital leases	(6,752,000)	(9,258,000)

	$4,933,000	$3,697,000

The aggregate maturities of the notes payable and obligations under capital leases at September 30, 2014 are as follows:

October 2014 – September 2015	$6,752,000
October 2015 – September 2016	3,903,000
October 2016 – September 2017	1,020,000
October 2017 – September 2018	10,000

$11,685,000

7.	Stock-Based Compensation

At September 30, 2014, the Company had one stock-based compensation plan. The awards outstanding under this plan and the associated accounting treatment are discussed below.

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

Incentive Stock Options:

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on historical volatility of the Company’s stock. The expected term represents the average period that the Company expects stock options to be outstanding and is determined based on the Company’s historical experience. The risk free interest rate used by the Company as the discounting interest rate is based on the U.S. Treasury rates on the grant date for securities with maturity dates of approximately the expected term. As the Company had not historically declared dividends and did not expect to declare dividends at the time of grant, the dividend yield used in the calculation was zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an option holder will be at or near the value estimated by the Black-Scholes model.

A summary of the Company’s employee stock options as of September 30, 2014 as well as activity during the year then ended is presented below.

	Number of Optioned Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Balance as of September 30, 2013	93,400	$18.91
Exercised	(1,750)	$18.91
Forfeited	(500)	$18.91
Balance as of September 30, 2014	91,150	$18.91	4.17	$—

Exercisable as of September 30, 2014	91,150	$18.91	4.17	$—

No options were granted or vested during fiscal years 2014, 2013 or 2012. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $13,000, $518,000 and $173,000, respectively. All options outstanding vested prior to fiscal 2014.

Outstanding options at September 30, 2014 expire in December 2018 and have an exercise price of $18.91. There was no unrecognized compensation costs related to stock option awards as of September 30, 2014.

Stock options issued under the Plan are incentive stock options. No tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. For the years ended September 30, 2014, 2013 and 2012, there were no excess tax benefits from disqualifying dispositions.

Cash received from option exercises under all share-based payment arrangements during the years ended September 30, 2014, 2013 and 2012 was $32,000, $608,000 and $184,000, respectively.

The Company did not recognize compensation expense associated with stock option awards in fiscal 2014 and recognized $62,000 and $362,000 in fiscal years 2013 and 2012, respectively, which are included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Other Comprehensive (Loss) Income.

Restricted Stock Awards:

There were no restricted stock grants in 2014 or 2013. The Company granted 103,500 shares of restricted stock to employees in fiscal year 2012. The weighted average grant date fair value of restricted stock awards in fiscal year 2012 was $23.55. The fair value of the restricted stock granted equals the market price on the grant date and vests in fiscal 2015.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2014 and changes during the year then ended is presented below.

	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding September 30, 2013	103,500	$23.55
Vested	—	$—
Forfeited	—	$—

Nonvested restricted shares outstanding September 30, 2014	103,500	$23.55

The Company recognized compensation expense related to restricted stock awards of $821,000, $1,307,000 and $883,000 in fiscal years 2014, 2013 and 2012, respectively, which is included in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Other Comprehensive (Loss) Income. As of September 30, 2014, there was approximately $552,000 of unrecognized compensation cost related to nonvested restricted stock awards granted. This cost is expected to be recognized over a weighted average period of 0.69 years.

Restricted Stock Units:

Beginning in 2013, the Company began granting restricted stock units. The Company granted 21,411 and 2,000 restricted stock units in 2014 and 2013, respectively, with a weighted average grant date fair value of $31.91 and $27.14, respectively. The fair value of restricted stock units equals the market price on the grant date.

A summary of the status of the Company’s nonvested restricted stock unit awards as of September 30, 2014 and changes during the year then ended is presented below.

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Nonvested restricted share units outstanding September 30, 2013	2,000	$27.14
Granted	21,411	$31.91
Vested	(1,500)	$28.33

Nonvested restricted share units outstanding September 30, 2014	21,911	$31.72

The Company recognized compensation expense related to restricted stock units of $233,000 and $25,000 in fiscal years 2014 and 2013, respectively, which is included in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Other Comprehensive (Loss) Income. The Company did not recognize compensation expense associated with restricted stock units in fiscal 2012. As of September 30, 2014, there was approximately $486,000 of unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.14 years.

Common Stock Awards:

The Company granted common shares with immediate vesting to outside directors and employees in fiscal years 2014, 2013 and 2012:

	Number of Shares Granted	Weighted Average Grant Date Fair Value
2014	5,515	$30.99
2013	14,484	$27.83
2012	7,234	$33.64

The Company recognized expense of $171,000, $403,000 and $244,000 in fiscal years 2014, 2013 and 2012, respectively, in operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Other Comprehensive (Loss) Income.

8.	Dividends

On February 3, 2014, the Company’s Board of Directors approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of the Company. Quarterly dividends were paid on February 24, 2014, May 30, 2014, and August 26, 2014 to shareholders of record at the close of business on February 14, 2014, May 16, 2014, and August 15, 2014, respectively, representing an aggregate dividend on each payment date of approximately $645,000 based on the number of issued and outstanding shares of Common Stock as of the applicable declaration date, or approximately $1,935,000 during fiscal 2014.

The Board of Directors may from time to time, in conjunction with management, evaluate supplemental dividend payments depending on the Company’s financial results, capital requirements and overall market conditions.

9.	Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. During fiscal years 2014, 2013 and 2012, the Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s gross salary. The Company’s matching contributions for fiscal 2014, 2013 and 2012 were approximately $1,895,000, $1,747,000 and $1,521,000, respectively.

10.	Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs totaled $223,000, $319,000 and $340,000 during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

11.	Income Taxes

The Company’s components of (loss) income before income taxes are as follows:

	Year Ended September 30,
	2014	2013	2012
(Loss) income before income taxes
Domestic	$(11,671,000)	$23,019,000	$16,936,000
Foreign	(6,229,000)	(3,449,000)	(420,000)

Total	$(17,900,000)	$19,570,000	$16,516,000

The Company recorded income tax benefit in the current year of $5,280,000, as compared to expense of $9,090,000 and $5,403,000 in 2013 and 2012, respectively.

Income tax (benefit) expense from operations is comprised of the following:

	Year Ended September 30,
	2014	2013	2012
Current federal (benefit) expense	$(74,000)	$124,000	$(10,000)
Current state expense	633,000	693,000	500,000
Foreign tax expense	228,000	—	—
Deferred federal (benefit) expense	(5,489,000)	6,251,000	4,737,000
Deferred state (benefit) expense	(578,000)	2,022,000	176,000

Total	$(5,280,000)	$9,090,000	$5,403,000

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to (losses) income from continuing operations before income taxes as follows:

	Year Ended September 30,
	2014	2013	2012
Tax (benefit) expense computed at statutory rate of 35%	$(6,265,000)	$6,850,000	$5,781,000
Change in valuation allowance	1,506,000	1,265,000	—
State income tax (benefit) expense, net of federal tax	32,000	1,486,000	433,000
Foreign losses	(1,506,000)	(987,000)	—
Transaction costs	332,000	—	(1,353,000)
Other	621,000	476,000	542,000

Income tax (benefit) expense	$(5,280,000)	$9,090,000	$5,403,000

The principal components of the Company’s net deferred tax liability are as follows:

	September 30,
	2014	2013
Deferred tax assets:
Deferred revenue	$297,000	$1,255,000
Restricted stock	756,000	390,000
Workers’ compensation	148,000	224,000
State tax net operating loss (NOL) carry forward	792,000	802,000
Federal tax NOL carry forward	11,205,000	9,012,000
Foreign tax NOL carry forward	2,441,000	952,000
Self-insurance	286,000	286,000
Canadian start-up costs	337,000	405,000
AMT credit carry forward	312,000	310,000
Other	565,000	166,000

Total gross deferred tax assets	17,139,000	13,802,000
Less valuation allowance	(2,771,000)	(1,265,000)

Total net deferred tax assets	14,368,000	12,537,000
Deferred tax liabilities:
Property and equipment	(42,199,000)	(46,563,000)

Total deferred tax liabilities	(42,199,000)	(46,563,000)

Net deferred tax liability	$(27,831,000)	$(34,026,000)

Current portion of net deferred tax asset/liability	$5,977,000	$1,664,000
Non-current portion of net deferred tax asset/liability	(33,808,000)	(35,690,000)

Total net deferred tax liability	$(27,831,000)	$(34,026,000)

At September 30, 2014, the Company had a gross NOL for U.S. federal income tax purposes of approximately $32,012,000. This NOL will begin to expire in 2031. The Company will carry forward the net federal NOL of approximately $11,205,000. The Company also had net state NOLs that will affect state taxes of approximately $792,000 at September 30, 2014. State NOLs will begin to expire in 2015. Carryback provisions are not allowed by all states, accordingly the state NOLs give rise to a deferred tax asset. Several of these carry forwards are primarily available in states where the Company believes the assets cannot be deemed to be more likely than not realizable. Based on management’s belief that the net operating loss carry forwards are not realizable, a $278,000 valuation allowance was maintained to offset these deferred tax assets as of September 30, 2014. The Company also has Canadian deferred tax assets that will begin to expire in 2032. The Company has recorded a valuation allowance of $2,492,000 against the Canadian deferred tax asset because management believes it is currently not more likely than not to be realizable.

The Company did not have any unrecognized tax benefits in fiscal 2014 or 2013. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties recognized in fiscal 2014 or 2013. In fiscal year 2012, there were interest and penalties included in the Consolidated Statements of Operations and Other Comprehensive (Loss) Income of $(98,000).

12.	Net (Loss) Income per Share Attributable to Common Stock

Net (loss) income per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating earnings (loss) per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. The Company’s employees and officers that hold unvested restricted stock are entitled to dividends when the Company pays dividends.

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

	Year Ended September 30,
	2014	2013	2012(a)
		(in 000’s)
Net (loss) income	$(12,620)	$10,480	$11,113
Income allocable to unvested restricted stock	(25)	(136)	(158)

Basic (loss) income attributable to common stock	$(12,645)	$10,344	$10,955

Reallocation of participating earnings	—	1	—

Diluted (loss) income attributable to common stock	$(12,645)	$10,345	$10,955

Weighted average common shares outstanding:
Basic:	7,959,452	7,879,614	7,841,722
Dilutive common stock options and restricted stock units	—	40,751	35,385

Diluted:	7,959,452	7,920,365	7,877,107

Basic (loss) income attributable to a share of common stock	$(1.59)	$1.31	$1.40

Diluted (loss) income attributable to a share of common stock	$(1.59)	$1.31	$1.39

(a)	The 2012 earnings per share calculations have been adjusted for the two-class method to reflect restricted shares that were not reflected as participating in the prior period. Basic earnings per share as previously reported for the year ended September 30, 2012 was $1.42. Diluted earnings per share as previously reported for the year ended September 30, 2012 was $1.40. Basic weighted average shares outstanding as previously reported for the year ended September 30, 2012 was 7,841,722. Diluted weighted average shares outstanding as previously reported for the year ended September 30, 2012 was 7,931,593. The impact on all prior period financial statements is deemed immaterial.

The Company had a net loss in 2014. As a result, all stock options and restricted stock units were antidilutive and excluded from weighted average shares used in determining the loss attributable to a share of common stock for the period.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted (loss) income per share attributable to common stock, as their effects would be anti-dilutive.

	Year Ended September 30,
	2014	2013	2012
Stock options	92,100	—	—
Restricted stock units	18,962	—	—

Total	111,062	—	—

Shares of 103,500, 103,500 and 184,600 unvested restricted stock at September 30, 2014, 2013 and 2012, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2014	2013	2012
Unvested restricted stock	103,500	169,649	113,426

13.	Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services. The major clients in fiscal 2014, 2013 and 2012 have varied. Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	2014	2013	2012
A	16%	19%	—
B	13%	17%	—
C	12%	—	—
D	—	—	21%

The Company does not believe that it is dependent upon one client.

14.	Commitments and Contingencies

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2014.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,534	$984	$1,105	$318	$127

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $965,000, $900,000 and $805,000 for fiscal 2014, 2013 and 2012, respectively.

As of September 30, 2014, the Company had unused letters of credit totaling approximately $233,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims. Effective in fiscal 2012, the Company was no longer self-insured for workers’ compensation claims after October 1, 2011. The unused letters of credit outstanding at September 30, 2014 are associated with workers’ compensation claims outstanding prior to October 1, 2011.

15.	Rights Agreement

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

On October 8, 2014, the Company entered into a first amendment to the Rights Agreement rendering the Rights Agreement inapplicable to the Merger Agreement (as defined below) and the transactions contemplated thereby.

16.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the new guidance to select a transition method and determine the impact it will have on its consolidated financial statements.

17.	Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At September 30, 2014 and 2013, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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

18.	Subsequent Events

Quarterly Dividend

On November 10, 2014, the Company’s Board of Directors approved the payment on December 8, 2014 of an $.08 per share quarterly cash dividend to Company’s shareholders of record at the close of business on November 24, 2014. The quarterly dividend represents an aggregate distribution of approximately $645,000 based on outstanding number of shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

Pending Merger Transaction

On October 8, 2014, the Company entered into a Merger Agreement (the “Merger Agreement”) with TGC Industries, Inc., a Texas corporation (“TGC”), and Riptide Acquisition Corp., a Texas corporation and a wholly owned subsidiary of TGC (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing after the merger as the surviving entity and a wholly owned subsidiary of TGC.

The Merger Agreement has been approved by both companies’ boards of directors. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) TGC will amend its certificate of formation to change its name to “Dawson Geophysical Company” (the “Name Change”). Immediately prior to the Effective Time, TGC will effect a reverse stock split with respect to its common stock, par value $0.01 per share (“TGC Common Stock”), on a one-for-three ratio (the “Reverse Stock Split”) to reduce the total number of shares of TGC Common Stock outstanding from approximately 22,001,125 to approximately 7,333,708. After giving effect to the Reverse Stock Split, in connection with the Merger each issued and outstanding share of common stock, par value $0.33-1/3 per share of the Company (the “Company Common Stock”) (other than shares of Company Common Stock owned by TGC, Merger Sub or the Company or any wholly owned subsidiary of the Company) will be automatically converted into the right to receive 1.760 shares of TGC split-effected Common Stock.

The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement. In addition, the Company and TGC have each agreed to certain pre-closing covenants in the Merger Agreement, including, among other things, covenants that the Company and TGC will, and will cause its subsidiaries to, during the period between the date of the Merger Agreement and the Effective Time, conduct its business only in the ordinary course of business consistent with past practice and that each of the Company and TGC will not engage in certain types of transactions without the consent of the other during such period.

The Company is required to pay TGC a termination fee of $2.0 million in the event the Merger Agreement is terminated because:

•	an acquisition proposal relating to at least 50% of the Company’s common stock or assets is made public and subsequent to such public announcement,

•	the Merger Agreement is terminated due to (1) the Merger not closing on or before March 31, 2015 (or, in certain circumstances, May 31, 2015), (2) the Company’s shareholders not approving the Merger Agreement or (3) the Company breaching or failing to perform any of its representations and warranties, covenants or agreements in the Merger Agreement, and

•	the Company enters into a definitive agreement relating to an acquisition proposal within one year after termination of the Merger Agreement;

•	the Company’s board of directors changes, or fails to reaffirm when requested by TGC, its recommendation that the Company’s shareholders approve the Merger Agreement; or

•	the Company enters into a superior proposal.

Furthermore, either the Company or TGC will have to pay to the other party out-of-pocket expenses, including all fees and expenses payable to all legal, accounting, financial, public relations and other professional advisors arising out of, in connection with, or related to the Merger, up to a maximum of $1.5 million in the aggregate, if the Merger Agreement is terminated under certain circumstances.

Completion of the Merger is subject to certain customary conditions.

19.	Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2014:
Operating revenues	$68,181,000	$76,766,000	$54,166,000	$62,570,000
(Loss) income from operations	$(4,967,000)	$2,822,000	$(9,228,000)	$(6,531,000)
Net (loss) income	$(2,897,000)	$1,652,000	$(7,493,000)	$(3,882,000)
Basic (loss) income per share attributable to common stock	$(0.36)	$0.20	$(0.94)	$(0.49)
Diluted (loss) income per share attributable to common stock	$(0.36)	$0.20	$(0.94)	$(0.49)
Fiscal 2013:
Operating revenues	$76,629,000	$83,350,000	$75,647,000	$69,673,000
Income (loss) from operations	$5,194,000	$10,598,000	$6,851,000	$(2,463,000)
Net income (loss)	$2,928,000	$6,279,000	$4,063,000	$(2,790,000)
Basic income (loss) per share attributable to common stock	$0.36	$0.78	$0.50	$(0.35)
Diluted income (loss) per share attributable to common stock	$0.36	$0.78	$0.50	$(0.35)

Basic and diluted (loss) income per share attributable to common stock are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted information may not equal the annual basic and diluted (loss) income per share attributable to common stock.

INDEX TO EXHIBITS

Number	Exhibit

2.1	Agreement and Plan of Merger, dated October 8, 2014, by and among the Company, Riptide Acquisition Corp. and TGC Industries, Inc. (filed on October 9, 2014 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2010 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Computershare Inc. (f/k/a Mellon Investor Services LLC) as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.2	Amendment to Rights Agreement, dated October 8, 2014, between the Company and Computershare Inc. (filed on October 9, 2014 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.1†	Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “2006 Plan”), dated November 28, 2006 (filed on January 29, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.2†	Dawson Geophysical Company 2004 Incentive Stock Plan (filed on March 12, 2004 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-113576) and incorporated herein by reference).

10.3†	Form of Restricted Stock Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.4†	Form of Restricted Stock Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.5†	Form of Restricted Stock Agreement for the 2006 Plan (filed on December 11, 2013 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-34404) and incorporated herein by reference).

10.6†	Form of Restricted Stock Unit Agreement for the 2006 Plan (filed on December 11, 2013 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-34404) and incorporated herein by reference).

10.7†	Form of Stock Option Agreement for the 2006 Plan (filed on August 6, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.8†	Form of Stock Option Agreement for the 2006 Plan (filed on February 11, 2008 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.9†	Form of Stock Option Agreement for the 2006 Plan (filed on December 11, 2013 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-34404) and incorporated herein by reference).

10.10†	Description of Profit Sharing Plan (filed on December 3, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.11†	Description of Profit Sharing Plan (filed on September 29, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.12†	Summary of Non-Employee Director Compensation (filed on February 9, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10144) and incorporated herein by reference).

10.13†	Dawson Geophysical 2014 Annual Incentive Plan (filed on November 25, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

Number	Exhibit

10.14†	Form of Employment Agreement (filed on March 13, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference).

10.15	Form of Master Geophysical Data Acquisition Agreement (filed on December 5, 2012 as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-34404) and incorporated herein by reference).

10.16	Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement (filed on December 5, 2012 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-34404) and incorporated herein by reference).

10.17†	Form of Indemnification Agreement with Directors and Officers of the Company (filed on March 21, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.18	Revolving Line of Credit and Term Loan Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File
No. 001-34404) and incorporated herein by reference).

10.19	Security Agreement, dated as of June 30, 2011, between the Company and Western National Bank (filed on August 9, 2011 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.20	Multiple Advance Term Note Agreement, dated as of May 11, 2012, between the Company and Western National Bank (filed on August 9, 2012 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.21	Security Agreement, dated as of May 11, 2012, between the Company and Western National Bank (filed on August 9, 2012 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34404) and incorporated herein by reference).

10.22	Revolving Line of Credit and Term Loan Agreement, dated as of June 2, 2013, between the Company and Western National Bank (filed on June 26, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.23	Security Agreement, dated as of June 2, 2013, between the Company and Western National Bank (filed on June 26, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.24	Multiple Advance Term Note Agreement, dated as of December 2, 2013, between the Company and Western National Bank (filed on December 10, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

10.25	Security Agreement, dated as of December 2, 2013, between the Company and Western National Bank (filed on December 10, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and September 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended September 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.