Form 10-Q
period 2014-12-31
DAWSON GEOPHYSICAL CO
filed 2015-02-06
CIK 351231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 3, 2015
Common Stock, $.33 1/3 par value	8,077,580 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,644,000	$22,753,000
Short-term investments	28,750,000	27,000,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at December 31, 2014 and September 30, 2014	37,133,000	39,995,000
Prepaid expenses and other assets	5,703,000	2,420,000
Current deferred tax asset	2,369,000	5,977,000

Total current assets	88,599,000	98,145,000
Property, plant and equipment	339,245,000	337,922,000
Less accumulated depreciation	(181,453,000)	(173,428,000)

Net property, plant and equipment	157,792,000	164,494,000

Total assets	$246,391,000	$262,639,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,849,000	$10,720,000
Accrued liabilities:
Payroll costs and other taxes	3,015,000	1,998,000
Other	3,312,000	4,097,000
Deferred revenue	1,752,000	801,000
Current maturities of notes payable and obligations under capital leases	6,018,000	6,752,000

Total current liabilities	19,946,000	24,368,000
Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	4,209,000	4,933,000
Deferred tax liability	27,920,000	33,808,000

Total long-term liabilities	32,129,000	38,741,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,077,580 and 8,065,233 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	2,694,000	2,688,000
Additional paid-in capital	96,532,000	96,086,000
Retained earnings	95,562,000	100,973,000
Accumulated other comprehensive loss, net of tax	(472,000)	(217,000)

Total stockholders’ equity	194,316,000	199,530,000

Total liabilities and stockholders’ equity	$246,391,000	$262,639,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
Operating revenues	$50,802,000	$68,181,000
Operating costs:
Operating expenses	42,957,000	59,108,000
General and administrative	5,093,000	4,164,000
Depreciation	9,736,000	9,876,000

	57,786,000	73,148,000
Loss from operations	(6,984,000)	(4,967,000)
Other income (expense):
Interest income	20,000	17,000
Interest expense	(93,000)	(135,000)
Other income (expense)	154,000	(49,000)

Loss before income tax	(6,903,000)	(5,134,000)
Income tax benefit	2,138,000	2,237,000

Net loss	$(4,765,000)	$(2,897,000)

Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation, net of tax	$(255,000)	$—

Comprehensive loss	$(5,020,000)	$(2,897,000)

Basic loss per share attributable to common stock	$(0.60)	$(0.36)

Diluted loss per share attributable to common stock	$(0.60)	$(0.36)

Cash dividend declared per share of common stock	$0.08	$—

Weighted average equivalent common shares outstanding	7,965,757	7,956,215

Weighted average equivalent common shares outstanding-assuming dilution	7,965,757	7,956,215

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,765,000)	$(2,897,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,736,000	9,876,000
Noncash compensation	451,000	404,000
Deferred income tax benefit	(2,331,000)	(1,818,000)
Other	(613,000)	243,000
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	2,862,000	(18,166,000)
Increase in prepaid expenses and other assets	(3,283,000)	(3,533,000)
Decrease in accounts payable	(4,923,000)	(4,327,000)
Increase (decrease) in accrued liabilities	232,000	(1,038,000)
Increase (decrease) in deferred revenue	951,000	(453,000)

Net cash used in operating activities	(1,683,000)	(21,709,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(2,555,000)	(23,835,000)
Proceeds from maturity of short-term investments	7,750,000	8,000,000
Acquisition of short-term investments	(9,500,000)	(10,500,000)
Proceeds from disposal of assets	631,000	4,000

Net cash used in investing activities	(3,674,000)	(26,331,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	10,000,000
Principal payments on notes payable	(1,783,000)	(2,313,000)
Principal payments on capital lease obligations	(288,000)	(206,000)
Proceeds from exercise of stock options	—	14,000
Dividends paid	(646,000)	—

Net cash (used in) provided by financing activities	(2,717,000)	7,495,000

Effect of exchange rate changes in cash and cash equivalents	(35,000)	—
Net decrease in cash and cash equivalents	(8,109,000)	(40,545,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,753,000	52,405,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,644,000	$11,860,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$93,000	$117,000
Cash received for income taxes	$18,000	$3,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$52,000	$353,000
Capital lease obligations incurred	$651,000	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

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

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per unit of data acquired rate. In these circumstances, these set up costs that occur prior to initiating revenue recognition are capitalized and amortized as services are provided.

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include, restricted stock, restricted stock units, stock options and common stock awards, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the vesting period of the related restricted stock awards or stock options.

Foreign Currency Translation. The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. Dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive loss in the consolidated balance sheets. Foreign currency gains (losses) are included in the Consolidated Statements of Operations and Comprehensive Loss.

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

Use of Estimates in the Preparation of Financial Statements. Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance, however does not expect any impact on its consolidated financial statements.

3. SHORT-TERM INVESTMENTS

The Company had short-term investments at December 31, 2014 and September 30, 2014 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at December 31, 2014 or September 30, 2014.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2014 and September 30, 2014, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Second Term Note, the Third Term Note and the DSS Term Note (each as defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Second Term Note approximates its fair value due to the fact that the interest is reset each month based on the prevailing market interest rate. The carrying value of the Company’s Third Term Note and DSS Term Note approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

5. DEBT

The Company’s revolving line of credit loan agreement is with Frost Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of December 31, 2014 and has the full line of credit available for borrowing. The Company did not utilize the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2014.

The Company’s credit loan agreement includes a term loan feature under which the Company has two outstanding term loans. In June 2011, the Company entered into the first term loan (“Term Note”). The Term Note was repaid according to its terms on June 30, 2014.

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

During fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At December 31, 2014, the Company had leased 112 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	December 31, 2014	September 30, 2014
Second Term Note	$1,435,000	$2,287,000
Third Term Note	6,780,000	7,594,000
DSS Term Note	362,000	483,000
Revolving line of credit	—	—
Obligations under capital leases	1,650,000	1,321,000

	10,227,000	11,685,000
Less current maturities of notes payable and obligations under capital leases	(6,018,000)	(6,752,000)

	$4,209,000	$4,933,000

The aggregate maturities of the notes payable and obligations under capital leases at December 31, 2014 are as follows:

January 2015 – December 2015	$6,018,000
January 2016 – December 2016	3,961,000
January 2017 – December 2017	248,000

$10,227,000

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2014.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,287	$931	$962	$299	$95

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $242,000 and $240,000 for the three month periods ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had unused letters of credit totaling approximately $233,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims. The Company was no longer self-insured for workers’ compensation claims after October 1, 2011. The unused letters of credit outstanding at December 31, 2014 are associated with workers’ compensation claims outstanding prior to October 1, 2011.

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

The Company’s basic net (loss) income per share attributable to common stock is computed by reducing the Company’s net (loss) income by the net (loss) income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested restricted stock awards. The basic net (loss) income per share attributable to common stock is computed by dividing the net (loss) income attributable to common stock by the weighted average shares outstanding. The Company’s dilutive net (loss) income per share attributable to common stock is computed by adjusting basic net (loss) income per share attributable to common stock by diluted (loss) income allocable to unvested restricted stock divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted loss per share attributable to common stock is as follows:

	Three Months Ended December 31,
	2014	2013
	(in 000’s)
Net loss	$(4,765)	$(2,897)
Income allocable to unvested restricted stock	(8)	—

Basic loss attributable to common stock	$(4,773)	$(2,897)

Reallocation of participating earnings	—	—

Diluted loss attributable to common stock	$(4,773)	$(2,897)

Weighted average common shares outstanding:
Basic	7,965,757	7,956,215
Dilutive common stock options and restricted stock units	—	—

Diluted	7,965,757	7,956,215

Basic loss attributable to a share of common stock	$(.60)	$(0.36)

Diluted loss attributable to a share of common stock	$(.60)	$(0.36)

The Company had a net loss in the three months ended December 31, 2014 and 2013. As a result, all stock options and restricted stock units were anti-dilutive and excluded from weighted average shares used in determining the loss attributable to share of common stock for the respective periods.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive:

	Three Months Ended December 31,
	2014	2013
Stock options	91,150	92,476
Restricted stock units	37,737	8,647

Total	128,887	101,123

Shares of 103,500 unvested restricted stock at December 31, 2014 and 2013 are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

8. QUARTERLY DIVIDEND

Quarterly Dividend

On February 3, 2014, the Company’s Board of Directors approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of the Company. Quarterly dividends were paid on February 24, 2014, May 30, 2014, August 29, 2014 and December 8, 2014 to shareholders of record at the close of business on February 14, 2014, May 16, 2014, August 15, 2014 and November 24, 2014, respectively, representing an aggregate dividend of approximately $645,000 based on the number of issued and outstanding shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

No determination has been made regarding the payment of dividends following the Company’s pending merger transaction with TGC, as described below.

9. PENDING MERGER TRANSACTION

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

The Merger Agreement has been approved by both companies’ boards of directors. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) TGC will amend its certificate of formation to change its name to “Dawson Geophysical Company.” Immediately prior to the Effective Time, TGC will effect a reverse stock split with respect to its common stock, par value $0.01 per share (“TGC Common Stock”), on a one-for-three ratio (the “Reverse Stock Split”) to reduce the total number of shares of TGC Common Stock outstanding from approximately 22,001,125 to approximately 7,333,708. After giving effect to the Reverse Stock Split, in connection with the Merger each issued and outstanding share of common stock, par value $0.33-1/3 per share of the Company (the “Company Common Stock”) (other than shares of Company Common Stock owned by TGC, Merger Sub or the Company or any wholly owned subsidiary of the Company) will be automatically converted into the right to receive 1.760 shares of TGC split-effected Common Stock.

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

The special meetings of the shareholders of the Company and TGC have been scheduled for February 9, 2015. Completion of the Merger is subject to certain customary conditions.

10. SUBSEQUENT EVENTS

On January 7, 2015, Andrew Speese, through his attorney, filed a purported shareholder class action and derivative action on behalf of himself and our other shareholders in the United States District Court for the Western District of Texas (Midland/Odessa Division), against the Company, the Company’s current directors, TGC and Merger Sub relating to the pending merger transaction with TGC. For a discussion of this litigation, please refer to “Part II. Other Information—Item 1. Legal Proceedings.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, industry competition, delays, reductions or cancellations of service contracts, reduced utilization, crew productivity, the type of contracts we enter into, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, disruptions in the global economy, high fixed costs of our operations and our high capital requirements, limited number of clients, credit risk related to our clients, the availability of capital resources, operational disruptions, the possibility that our proposed business combination with TGC Industries, Inc. does not close when expected or at all because required shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, the risk that the benefits from the business combination may not be fully realized or may take longer to realize than expected, the ability to promptly and effectively integrate our business and the business of TGC Industries, Inc., the ability to realize anticipated synergies and cost savings from the transaction, the reaction of the companies’ customers, employees and counterparties to the transaction and the diversion of management time on transaction-related issues. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of onshore seismic data acquisition services in the lower 48 states of the United States. During 2012, we entered the Canadian market by forming a new Canadian subsidiary that began operations during the 2012 – 2013 winter seasons. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the quarter ended December 31, 2013, we mostly operated fourteen data acquisition crews. During the quarter ended December 31, 2014, the Company operated eight to ten data acquisition crews. We maintained a balanced order book in terms of the client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues.

Demand for our services softened during the first fiscal quarter of 2015 and into the second fiscal quarter as a result of the recent drop in oil prices and cutbacks in client spending levels. We have experienced several project postponements and cancellations. Despite current market conditions, we anticipate operating nine to eleven data acquisition crews into the second quarter of calendar 2015 and eight to nine into the middle of calendar 2015. We anticipate limited Canadian activity for the 2014/2015 winter season.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has represented approximately three-quarters of our revenues in the first quarter of fiscal 2015, throughout fiscal 2014 and for the past few years. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and 2013 as a result of such third-party charges falling at or below our historical average. This trend continued during fiscal 2014 and the first quarter of fiscal 2015. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

As a result of the introduction of the cable-less recording systems in 2012 through 2014, we have realized increased crew efficiencies and increased revenue on projects using these cable-less technologies. In response to the continued demand for cable-less recording systems, in the first quarter of fiscal 2014 we purchased 9,000 three-channel Geospace Technologies GSX units, bringing our total fiscal 2014 investment in cable-less recording channels to 27,000. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the ARAM cable-based recording equipment continues to be deployed on existing crews as needed. Of the eleven crews currently in operation, one uses the Wireless Seismic RT System 2, six use Geospace Technologies GSR recording systems and four use ARAM cable-based recording systems.

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

Results of Operations

Operating Revenues. Our operating revenues for the first three months of fiscal 2015 decreased 25% to $50,802,000 from $68,181,000 in the first three months of fiscal 2014. The revenue decrease was primarily the result of significant reduction in utilization rates in the current quarter due to delays in securing land access agreements, short term project delays on behalf of the Company’s clients and extraordinary weather conditions in several areas of operation late in the quarter and the softened demand for our services late in the quarter as result of the recent drop in oil prices and cutbacks in client spending levels as described above. Reimbursed third-party charges as a percentage of revenues remained within our historical range for such charges, although reimbursed third-party charges in the first quarter of fiscal 2015 were at the low end of the historical range as compared to being at the high end of the historical range in the first quarter of fiscal 2014.

Operating Costs. Operating expenses for the first three months of fiscal 2015 were $42,957,000 compared to $59,108,000 for the same period of fiscal 2014. The primary contributing factor to the decrease in operating expenses was the decrease in reimbursed third party charges. Operating expenses excluding third party charges decreased slightly during the first quarter fiscal 2015 as compared to the corresponding period of fiscal 2014 but not in proportion to the reduction in revenue. Although the dollar amount of operating costs decreased between the two periods, operating expenses as a percentage of revenue and the reimbursed third-party charges component of such operating costs as a percentage of revenue both increased between periods due to reduced revenue. These increases in reimbursed third-party charges and expenses as a percentage of revenue had the effect of reducing margins in the first three months of fiscal 2015 as compared to the quarter ended December 31, 2013.

General and administrative expenses were 10.0% of revenues in the first three months of fiscal 2015 compared to 6.1% of revenues in the same period of fiscal 2014. The dollar amount of general and administrative expenses increased to $5,093,000 during the first quarter of fiscal 2015 from $4,164,000 during the first quarter of fiscal 2014. The primary factor for the increase in general and administrative expenses was transaction costs associated with the pending merger transaction with TGC Industries, Inc.

Depreciation for the three months ended December 31, 2014 totaled $9,736,000 compared to $9,876,000 for the three months ended December 31, 2013. The slight decrease in depreciation expense is the result of fewer capital expenditures we made during the fiscal year. Our depreciation expense is expected to remain flat during fiscal 2015 primarily due to maintenance capital expenditures remaining at levels to maintain our existing asset base.

Our total operating costs for the first three months of fiscal 2015 were $57,786,000, a decrease of 21% from the first three months of fiscal 2014. The decrease in the first three months of fiscal 2015 was primarily due to the factors described above.

Income Taxes. Income tax benefit was $2,138,000 and $2,237,000 for the three months ended December 31, 2014 and 2013, respectively. The effective tax rates for the three months ended December 31, 2014 and 2013 were approximately 30.9% and 43.5%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

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

The reconciliation of our EBITDA to our net loss and net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Loss

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Net loss	$(4,765)	$(2,897)
Depreciation	9,736	9,876
Interest expense, net	73	118
Income tax benefit	(2,138)	(2,237)

EBITDA	$2,906	$4,860

Reconciliation of EBITDA to Net Cash used in Operating Activities

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(1,683)	$(21,709)
Changes in working capital and other items	4,138	26,973
Noncash adjustments to loss	451	(404)

EBITDA	$2,906	$4,860

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

Cash Flows. Net cash used in operating activities was $1,683,000 and $21,709,000 for the first three months of fiscal 2015 and 2014, respectively. These amounts primarily reflect our decline in revenues during the first three months ended December 31, 2014. The decrease in revenues during the three months ended December 31, 2014 was not matched by a decrease in overall operating expenses and, as a result, our margins and net results from operating activities were negatively affected. In fiscal 2014 for the quarter ended December 31, 2013, there was a significant increase in accounts receivable.

Net cash used in investing activities was $3,674,000 in the first three months of fiscal 2015 and $26,331,000 in the first three months of fiscal 2014. The net cash used in investing activities in fiscal 2015 primarily represents capital expenditures of $2,555,000, net of non-cash capital expenditures made from excess cash reserves. In fiscal 2014, excess cash reserves and proceeds from the note payable discussed below were used to fund capital expenditures of $23,835,000, net of non-cash capital expenditures. Short-term investments of $9,500,000 and $10,500,000 in certificates of deposit were made during the first quarter of fiscal 2015 and 2014, respectively, from excess cash reserves and maturities of certificates of deposit of $7,750,000 and $8,000,000, respectively.

Net cash used in financing activities in the first three months of fiscal 2015 of $2,717,000 included principal payments on our Second Term Note, Third Term Note, DSS Term Note and capital leases of $2,071,000. In the first three months of fiscal 2014, net cash provided by financing activities included proceeds of $10,000,000 from our Third Term Note. We used these funds to supplement the purchase of Geospace Technologies GSX recording equipment. During the first three months of fiscal 2014, financing activities also included $2,519,000 in principle payments on our Term Note, Second Note, DSS Term Note and capital leases.

Capital Expenditures. Our Board of Directors has approved a fiscal 2015 capital budget of $10,000,000. To date, $3,258,000 of the capital budget has been spent for maintenance capital purposes. The remaining balance of the capital budget will be used for maintenance capital purposes.

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

Our revolving line of credit loan agreement is with Frost Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of December 31, 2014 and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the fiscal years ended September 30, 2014 or the first three months of fiscal year 2015.

Our credit loan agreement includes a term loan feature which includes two current term loans. In June 2011, we entered into the first Term Note which was repaid according to its terms and matured on June 30, 2014.

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

During fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between January 2015 and November 2017. At December 31, 2014, we had leased 112 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2014.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,287	$931	$962	$299	$95
Capital lease obligations	1,650	922	480	248	—
Debt obligations	8,577	5,096	3,481	—	—

Total	$12,514	$6,949	$4,923	$547	$95

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We will have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance to select a transition method and determine the impact it will have on our consolidated financial statements and the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance and determining the impact on our consolidated financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at December 31, 2014 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At December 31, 2014, our interest rate was 4% for the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2014, cash and cash equivalents totaled $14,644,000.

ITEM 4. CONTROLS AND PROCEDURES

        Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 7, 2015, Andrew Speese, through his attorney, filed a purported shareholder class action and derivative action on behalf of himself and our other shareholders in the United States District Court for the Western District of Texas (Midland/Odessa Division), against us, our current directors, TGC and Riptide Acquisition Corp., a wholly owned subsidiary of TGC (“Merger Sub”). The lawsuit alleges, among other things, that the members of our Board of Directors breached their fiduciary duties in connection with the proposed strategic business combination with TGC, and that TGC’s registration statement dated November 6, 2014, as subsequently amended, and prospectus filed on December 31, 2014 contain material omissions and materially misleading statements. The complaint seeks to enjoin us, TGC and Merger Sub from taking any actions that would allow the consummation of the proposed strategic business combination contemplated by the Merger Agreement or, in the event that the proposed strategic business combination is consummated, seeks a judgment for damages.

In addition, on January 8, 2015, we received a letter dated January 7, 2015 from legal counsel for Andrew Speese with respect to the lawsuit described above demanding that our Board of Directors take legal action to remedy alleged breaches of fiduciary duties in connection with the proposed strategic business combination and to recover damages caused by such alleged breaches.

Our Board of Directors has formed a Special Litigation Committee to investigate and determine whether any of the derivative claims should be pursued. A motion to enjoin the special meeting has not been filed, and we have filed a motion to dismiss the class action claims.

In addition, from time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: February 6, 2015	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: February 6, 2015	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

2.1	Agreement and Plan of Merger, dated October 8, 2014, by and among the Company, Riptide Acquisition Corp. and TGC Industries, Inc. (filed on October 9, 2014 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.1	Second Restated Articles of Incorporation of the Company, as amended (filed on February 9, 2007 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (File No. 000-10144) and incorporated herein by reference and filed on November 28, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company, as amended (filed on November 23, 2011 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 001-34404) and incorporated herein by reference).

3.3	Amendment No. 2 to Second Amended and Restated Bylaws, as amended, of the Company (filed on March 21, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.4	Amendment No. 3 to Second Amended and Restated Bylaws, as amended, of the Company (filed on November 30, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34404) and incorporated herein by reference).

3.5	Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock of the Company (filed on July 9, 2009 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

4.1	Rights Agreement effective as of July 23, 2009 between the Company and Mellon Investor Services LLC , as Rights Agent, which includes as Exhibit A the form of Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed on July 9, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement).

4.2	Amendment to Rights Agreement, dated October 8, 2014, between the Company and Computershare Inc. (filed on October 9, 2014 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-10144) and incorporated herein by reference).

10.1	Form of Employment Agreement (filed on March 13, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-34404) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013, (ii) Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.